Form 10-K
period 2020-12-31
Signify Health, Inc.
filed 2021-03-25
CIK 1828182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to    .
Commission File Number: 001-40028
Signify Health, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)		85-3481223 (I.R.S. Employer Identification Number)
800 Connecticut Avenue, Norwalk, CT 06854
(Address of principal executive offices)
(203) 541-4600 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Class A common stock, par value $0.01 per Share	SGFY	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐ Yes ☒ No

As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was not a public company and therefore cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 1, 2021, the registrant had 167,783,464 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Signify Health, Inc.

Note Regarding Forward-Looking Statements

We have made statements in this Annual Report on Form 10-K, including matters discussed under Item 1A. Risk Factors, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this Annual Report on Form 10-K, that are forward-looking statements. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business, our plan to drive better patient outcomes and our plan to utilize the proceeds from our IPO to expand our investment in value-based payment programs and in our product portfolio . These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under Item 1A. Risk Factors.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•the COVID-19 pandemic;
•our dependence upon a limited number of key customers;
•our dependence on certain key government programs;
•our failure to maintain and grow our network of high-quality providers;
•our failure to continue to innovate and provide services that are useful to customers and achieve and maintain market acceptance;
•our limited operating history with certain of our solutions;
•our failure to compete effectively;
•the length and unpredictability of our sales cycle;
•failure of our existing customers to continue or renew their contracts with us;
•failure of service providers to meet their obligations to us;
•seasonality that may cause fluctuations in our sales, cash flows and results of operations;
•our failure to achieve or maintain profitability;
•our revenue not growing at the rates they historically have, or at all;
•our failure to successfully execute on our growth initiatives, business strategies, or operating plans, including growth in our Commercial episodes business;
•our failure to successfully launch new products;
•our failure to diversify sources of revenues and earnings;
•inaccurate estimates and assumptions used to determine the size of our total addressable market;
•changes in accounting principles applicable to us;
•incorrect estimates or judgments relating to our critical accounting policies;
•increases in our level of indebtedness;
•our failure to effectively adapt to changes in the healthcare industry, including changes in the rules governing Medicare or other federal healthcare programs;
•our failure to adhere to complex and evolving governmental laws and regulations;

•our failure to comply with current and future federal and state privacy, security and data protection laws, regulations or standards;
•our employment of and contractual relationships with our providers subjecting us to licensing or other regulatory risks, including recharacterization of our contracted providers as employees;
•adverse findings from inspections, reviews, audits and investigations from health plans;
•inadequate investment in or maintenance of our operating platform and other information technology and business systems;
•our ability to develop and/or enhance information technology systems and platforms to meet our changing customer needs;
•higher than expected investments in our business, including, but not limited to, investments in our technology and operating platform, which could reduce our profitability;
•security breaches or incidents, loss or misuse of data, a failure in or breach of our operational or security systems or other disruptions;
•disruptions in our disaster recovery systems or management continuity planning;
•our ability to comply with, and changes to, laws, regulations and standards relating to privacy or data protection;
•our ability to obtain, maintain, protect and enforce our intellectual property;
•our dependence on distributions from Cure TopCo, LLC to fund dividend payments, if any, and to pay our taxes and expenses, including payments under the Tax Receivable Agreement;
•the control certain equityholders that held an ownership interest in Cure TopCo, LLC prior to our IPO (the “Pre-IPO LLC Members”) have over us and our status as a controlled company;
•our ability to realize any benefit from our organizational structure; and
•the other risk factors described under “Risk Factors.”

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. In addition, all forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise other than as required under the federal securities laws.

PART I

Item 1. Business.

Overview

Signify Health, Inc. (“Signify Health,” the “Company,” “we,” “us” and “our”) is a leading healthcare platform that leverages advanced analytics, technology, and nationwide healthcare provider networks to create and power value-based payment programs. Our mission is to transform how care is paid for and delivered so that people can enjoy more healthy, happy days at home. Our customers include health plans, governments, employers, health systems and physician groups. We believe that we are a market leader in two fast-growing segments of the value-based healthcare payment industry: payment models based on individual episodes of care and in-home health evaluations (“IHEs”). Payment models based on individual episodes of care organize or bundle payments for all, or a substantial portion of, services received by a patient in connection with an episode of care, such as a surgical procedure, particular condition or other reason for a hospital stay. IHEs are health evaluations performed by a clinician in the home to support payors’ participation in Medicare Advantage and other government-run managed care plans. Our episode payment platform managed $5.21 billion of spend under the Medicare Bundled Payment for Care Improvement Advanced (“BPCI-A”) program in 2020. Our mobile network of providers conducted over 1.4 million IHEs for individuals participating in Medicare Advantage and other managed care plans in 2020. We believe that these core businesses have enabled us to become integral to how health plans and healthcare providers successfully participate in value-based payment programs, and that our platform lessens the dependence on facility-centric care for acute and post-acute services and shifts more services towards alternate sites and, most importantly, the home.

Value-based payment programs are rapidly transforming how governments, employers, and health plans pay for and manage healthcare services. The objective of these initiatives is to improve patient outcomes while lowering the overall cost of healthcare services. We believe that our differentiated data assets, proprietary analytics capabilities, comprehensive cloud-based software platforms, and healthcare provider networks enable success in the two dominant forms of value-based payments: population-based payment programs and episode-based payment programs. Medicare Advantage is one of the largest population-based payment initiatives and the Medicare Bundled Payment for Care Improvement (“BPCI”) initiative is one of the largest episode-based payment programs. We have leading positions serving both of these fast-growing sectors, as measured by our volume of IHEs and the program size of our episodes business, respectively.

Our solutions support value-based payment programs by aligning financial incentives around outcomes, providing tools to health plans and healthcare organizations designed to assess and manage risk and identify actionable opportunities for improved patient outcomes, coordination and cost-savings. Through our platform, we coordinate what we believe is a holistic suite of clinical, social, and behavioral services to address an individual’s healthcare needs and prevent adverse events that drive excess cost. Our business model is aligned with our customers as we generate revenue only when we successfully engage members for our health plan customers and generate savings for our provider customers.

We serve 47 Medicare Advantage health plans ranging from the largest national organizations to smaller regional and provider-owned entities. We also serve thousands of healthcare provider organizations ranging from large integrated delivery systems to midsize and small urban and rural entities. We also serve large biopharmaceutical customers in our emerging biopharmaceutical business.
Our Solutions
Home & Community Services

In our Home & Community Services segment, we offer a variety of solutions to help manage the health of our customers’ members in their homes.

In-home health evaluations and related services

We believe we have the largest mobile network of credentialed providers in the United States, which we deploy into the home primarily to conduct IHEs and to perform select diagnostic services. Through our IHEs, we create a comprehensive, documented record of the clinical, social, and behavioral needs of our health plan customers’ medically complex populations and seek to further engage them with the healthcare system. Working with data from our health plan customers, our operating platform and advanced data analytics seek to identify the highest priority individuals for an in-home evaluation. We then engage with those members to schedule visits to perform IHEs. While in the home, our providers perform IHEs with the assistance of our longitudinal patient records and our proprietary clinical workflow software with its integrated device hub. Our software guides clinical workflows as well as in-home diagnostic screenings, yielding a rich patient report of approximately 240 data points. The duration of our IHEs is up to 2.5 times longer than the average visit with a primary care physician (“PCP”). While performing these evaluations, we also seek to engage individuals more closely with the healthcare system. For example, the evaluation results of IHEs are provided to individuals’ PCPs. We believe sharing these results helps to fill gaps in care, while encouraging individuals who do not regularly visit their PCP to schedule a visit. In 2019, the most recent data available, more than 90% of the members we evaluated followed up with a primary care visit.

In addition to providing health plans with insights into member health without taking members out of the home, the patient reports our IHEs produce form the basis of the Medicare Risk Adjustment Factor (“RAF”) scores, which are required for health plans to effectively participate in value-based and risk-adjusted government programs like Medicare Advantage and affect the premiums health plans receive for Medicare Advantage beneficiaries. The data we gather is used by health plans to improve their Healthcare Effectiveness Data and Information Set (“HEDIS”) scores and Medicare Advantage Star Ratings (“Star Ratings”). Following our success in Medicare Advantage, we have entered new markets in recent years, such as Managed Medicaid in 17 states as well as supporting our customers’ Affordable Care Act Exchange lines of business, both of which are subject to quality-based payments and risk adjustment to varying degrees. We conducted over 1.4 million IHEs (including vIHEs) in the year ended December 31, 2020.

Telehealth through virtual IHEs

In response to the COVID-19 pandemic and in close coordination with our customers, we accelerated our telehealth initiatives by quickly launching virtual IHEs (“vIHEs”) in the second quarter of 2020. vIHEs primarily take place via videoconference. vIHEs have allowed us to engage with high-need, vulnerable individuals during a critical time, ensuring that our health plan customers maintain detailed insights into their members’ health and are able to coordinate services accordingly. Leveraging our technology and engagement tools, our staff and clinical network successfully completed more than 0.5 million vIHEs using a combination of audio and video connectivity in the year ended December 31, 2020.

Social determinants of health

We bring community-based organizations (“CBOs”) together into outcomes-focused networks that are designed to address social determinants of health (“SDOH”). In 2019, we started utilizing telephonic outreach and comprehensive, in-home evaluations to directly identify the social determinants of an individual’s health, such as food insecurity, slip and fall risk, access to transportation, social isolation, and the financial resources to afford medications. For certain customers, we combine this assessment with IHEs and refer to this combined product as an IHE+. Beginning in 2020, we began referring individuals directly to CBOs in our network through our Signify Community platform, leveraging the platform as a system of record for referral workflow and data capture. For our health plan customers, we believe this feature adds an advanced SDOH component to an already high-value IHE product and helps us to drive increased member engagement.

Biopharmaceutical Services

In recent years, we have begun deploying our provider network in service of other sectors such as the biopharmaceutical sector. We approach this sector from two vantage points: approved therapies and decentralized trials. In the former, we are assisting patients in starting complex therapies more quickly, by providing them first-dose observations at home, in direct contract with major pharmaceutical manufacturers. In the latter, we leverage our deep domain expertise in addressing social determinants to provide caregiver support services designed to improve trial subject retention, lower trial costs and increase speed to trial completion.

Episodes of Care Services

In our Episodes of Care Services segment, we develop provider networks, build software and deliver services that support the organization and financing of healthcare around a patient’s episode of care. Our customers include the payors offering episode of care programs, as well as the providers who participate in such programs when delivering healthcare services.

We operate a large episode-based program, with $5.21 billion of spend under management in 2020. Our programs, platforms and networks drive care redesign to reduce costs and improve patient outcomes. We believe we accomplish these goals by reducing variations in care delivery, identifying cost saving opportunities and propelling recovery homeward. In so doing, we help to improve the coordination of care among clinicians, facilities and individuals along the care continuum. In 2020, we generated savings of $381 million, while seeking also to improve key measures of patient outcomes. Furthermore, the BPCI-A episodes we managed which were initiated in the last quarter of 2019 resulted in approximately 15% greater discharges home from acute-care facilities and approximately 10% lower readmissions when compared to the historical performance of our provider partners for similar episodes.

The complexity and risk associated with episode of care programs leads payors and healthcare providers to seek expertise in the many disciplines required to achieve success in these programs. Our episodes of care capabilities include:

•We own libraries of episode definitions and also work with open source versions of episode definitions to implement and develop clinical episodes. We are able to implement surgical or medical episodes, such as those for knee replacements, colonoscopies, pregnancy and newborn deliveries, as well as condition-centric episodes, including those addressing chronic conditions, such as diabetes and hypertension, and behavioral health conditions, such as depression, anxiety, or substance abuse disorders.
•We have data analytics capabilities that enable us to analyze payment data from multiple sources in order to provide payors and providers with information about clinical episode initiation, real-time status and episode of care program performance for an individual patient, a participating provider’s practice and a payor’s overall program.
•We use episode definitions to analyze data and help determine a fair benchmark price for a specific episode. We are able to utilize a payor or provider’s historical claims data and benchmark data, and trend that data forward to make predictions about future costs for individual episodes at the individual provider level.
•We can help payors determine where and how episodes of care can improve care coordination, reduce expenditures and improve outcomes for their members, and we can help design an episode of care program, develop pricing, recruit and contract with participating providers, provide protocols for launching a program and engage directly with contracted providers on care optimization.
•We have a field-based organization that recruits healthcare provider organizations into episode of care programs and then helps them implement care redesign and manage episode of care programs.
•We have a proprietary suite of software tools, called Signify Connect, which includes our Episode Connect software that supports health systems and physician organizations in managing their episode of care programs. This platform includes workflow tools that identify patients using predictive analytics, assist with the creation and implementation of care coordination plans, facilitate communication between providers across a patient’s care team and enable providers to manage and track a patient’s care during an episode of care.

•We have decision support tools to support providers when important decisions are being made upon discharge from an acute care facility on the next site of care. Our decision support tools are grounded in clinical information, at the individual episode level, to help healthcare providers transition patients to the optimal next care setting. For our Commercial Episodes of Care services, we also have decision support tools that support decision making around appropriate sites of care, such as whether a particular procedure should be performed at an acute-care hospital or an ambulatory surgery center.
•We have an expansive analytics platform that includes a real-time dashboard that delivers information at the aggregate level as well as at the patient level, and a wide range of reports that enables users to configure how they want to see the data available from Episode Connect and the other data sources that populate our longitudinal view of individual patients.
•We offer comprehensive administrative services that support the back-office activities required to launch and manage episode of care programs.
In our Episodes of Care Services segment, we offer a variety of solutions to help our customers participate in episode-based programs.

Medicare Bundled Payment for Care Improvement (BPCI and BPCI-A)

We are the largest convener participant in the BPCI-A program by number of episodes managed. In this role, we hold contracts directly with the Centers for Medicare and Medicaid Services (“CMS”) pursuant to which we are responsible for developing and monitoring a BPCI-A episode of care program in partnership with healthcare providers. We enter into back-to-back contracts with providers participating in the BPCI-A program, whereby we facilitate coordination among providers and share financial risk. To enable our provider partners to successfully participate in BPCI-A, we provide a suite of analytic, technology and post-acute management services in exchange for an administrative fee (which is paid out of savings) and a share of any incremental savings or losses related to episodes initiated by our provider partners.

BPCI-A employs (and BPCI employed) a retrospective payment system in which Medicare reimburses providers in accordance with their usual fee-for-service (“FFS”) payment schedule, while also tracking the total FFS costs for all billable services rendered during the episode period (generally 90 days from the date of discharge from the acute-care facility). Upon completion of each episode, CMS compares the total amount of all FFS payments made during the episode against a predetermined benchmark price. If the total FFS costs of the episode exceeds the benchmark price, the designated program participant owes the difference to CMS, and likewise, if total FFS costs of the episode are lower than the benchmark price, then CMS pays the difference (representing the incremental savings achieved) to the designated program participant.

While increasing care coordination has been shown to improve health outcomes and reduce overall costs in the healthcare system, it can require significant time and specialized resources that many healthcare systems, hospitals and physician group practices lack. We address these needs and enable our provider partners to successfully participate in BPCI-A by providing data analytics, tools and support from the initial stages of care redesign, to identifying and tracking individuals, to managing patients’ post-acute care, through handling program reconciliation and the distribution of shared savings. Our services include the following:

•Data Integration & Patient Identification: We set up secure data feeds with our provider partners and are able to receive data from all leading electronic health record (“EHR”) systems, which allows us access to real-time EHR data in order to quickly predict and identify individuals that are likely to be attributed to a BPCI-A bundle. When a clinical event or procedure occurs which initiates, or “triggers,” an episode, our proprietary software platform, Episode Connect, identifies the individual. This allows providers to begin tracking the individual’s care journey enabling them to intervene at key moments in the journey.

•Care Redesign Processes: Our approach is designed to create lasting change in the management of higher-risk patients in the acute and post-acute setting. We utilize locally based team members to engage with our provider partners in an effort to maximize patient recovery and stabilization. In the acute setting, we focus on key goals around effective transition to the appropriate post-acute facility for the patient by partnering directly within the acute-care hospital with all members of the typically interdisciplinary team treating a patient. In the post-acute setting, our team works directly with the facility and provider to align processes that support improved patient outcomes.
•Decision Support Tools: Once an individual is ready to be discharged from the acute setting, our suite of tools provides recommendations on the most appropriate next site of care (e.g., home vs. post-acute facility), as well as information on the post-acute providers within our network that may best be able to support the patient’s needs.
•Post-Acute Network Development & Management: To further facilitate coordination of care, we develop and manage local networks of high-quality, high-value healthcare providers, including skilled nursing facilities and home health agencies, which can serve individuals participating in bundles at each stage of care. Our team of post-acute specialists regularly meets with post-acute care providers to review care plans and promote adherence to evidence-based guidelines, providing guidance on early identification of clinical and social gaps that may impact readmissions risks.
•Incentive Alignment, Gainsharing & Information Sharing: The BPCI-A program permits second-tier payment arrangements between the relevant program provider participant and a downstream healthcare provider who has participated in an individual’s care. Provider partners are permitted to share risk with downstream participating providers as a way to align financial incentives and improve cooperation among providers, generating more favorable patient outcomes and increased savings. We connect our provider partners with downstream providers, and we negotiate and administer these gainsharing agreements on behalf of our customers. We also act as the paying agent, distributing (or collecting) gainsharing payments in connection with each semiannual reconciliation. We also facilitate coordination among these providers. Episode Connect allows these providers to share data, further increasing coordination. For example, our provider partner can review patient-specific information throughout the post-acute care continuum, including patient progress to recovery goals as well as the transition from a post-acute facility to home health services. This type of coordination allows us and our provider partners to better track an individual’s progress and assess when they are ready to self-manage in the home.
•Reconciliation Analysis, Benchmarking & Performance Review: At the end of each BPCI-A performance measurement period, we review reconciliation statements from CMS, identify errors and distribute shared savings. In addition, our platform generates reports on healthcare providers’ performance, showing their performance benchmarked both against their own historical performance, as well as against peers in their geography. In this way, we close the loop on an episode by providing actionable insights that a provider can use the next time an episode is initiated.

Commercial Episodes of Care

In 2020, we launched our Commercial Episodes of Care services and began offering program sponsors, including health plans, employers and state government agencies, the analytics, software tools and services necessary to design, launch and administer episodes of care programs outside of the BPCI-A context. This opened new markets and, equally significant, new chronic care episodes to us.

As with our BPCI-A program, we deploy our care coordination resources directly in the field to create the relationship with the local providers that effectively drives process transformation. In addition to the services we provide in the BPCI-A program, we also offer the following services as part of our growing commercial business:

•Program Design: Using our advanced data analytics capabilities, we help program sponsors identify the potential benefits of an episode of care program, both from a financial and strategic perspective, and assist them with the initial program design, including episode of care selection and pricing. Importantly, our episode of care programs also include measures designed to improve patient outcomes by reducing the incidence of adverse events and potentially avoidable or wasteful services.

•Provider Network Recruitment, Contracting & Support: Leveraging our expertise, credibility with providers established through the BPCI-A program and suite of provider tools, we recruit providers into the program sponsor’s episode of care program. By sharing risk with providers, we align incentives and build trust, which we believe puts us in a unique position to encourage program participation and takes the burden of network recruitment off program sponsors. We equip participating providers with tools designed to identify opportunities for improved patient care while achieving cost savings and educate them on the levers that support improved patient outcomes while generating savings within each clinical episode type (which differ considerably from those in the BPCI-A program).
•Expanded Decision Support Tools: We expand our decision support tools to align to the specific decisions that a provider makes in the expanded episodes, such as the appropriate site of care for a surgery. These tools evaluate quality, cost and convenience. Our tools also update the provider on services that are being delivered during the patient’s care journey.
•Additional Program Sponsor Support: We deliver to program sponsors a comprehensive analytics platform that includes episode pricing, monitoring and reporting of performance at the individual beneficiary, provider and program level. We perform program reconciliations, provide reconciliation statements to program sponsors and participating providers and collect and distribute program savings and losses among payors and providers.

Transition to Home

In 2020, we introduced our Transition to Home (“TTH”) service, a support model for patients transitioning home from a hospital or a post-acute care facility that aims to reduce the likelihood of readmission. The readmission rate for BPCI-A patients can be greater than 30%, and we estimate that the average cost of a readmission of a BPCI-A patient, including related post-acute costs, is approximately $17,000. Leveraging our provider network and community-based services, we work to prevent readmissions by providing individuals with continued support from our social care coordinators and, when necessary, our nurses and nurse practitioners.

Complex Care Management

We also offer health plans a solution to manage the clinical needs and well-being of their members with complex chronic conditions through a multi-disciplinary approach. Our providers engage with high-needs individuals in facilities. By looking at an individual’s medical needs and well-being holistically, the provider is able to address elements of the individual’s care plan such as medication adjustments, adherence to care plans and patient behavioral and nutritional needs.

ACO Services

In 2020, we began helping accountable care organizations (“ACOs”) manage the post-acute care of their patient populations. Our ACO solution expands on the BPCI-A definitions with a more comprehensive suite of episodic conditions that are managed through the post-acute setting. We use the same data analytics capabilities we use in our BPCI-A services to analyze historical data and identify opportunities for post-acute cost savings for ACOs. In addition, ACOs have access to our platform through which they can access data across care settings and follow the patient more closely throughout the post-acute episode. This information allows ACOs to make informed decisions with respect to, among other things, treatment, cost management, next site of care and length of post-acute care. Finally, we utilize our teams of acute and post-acute specialists to support the delivery of appropriate post-acute care to ACO patients.

Industry

Total U.S. healthcare spending exceeded $3.8 trillion in 2019 and we operate in the large market associated with payment for healthcare services. We serve needs of healthcare funding sources including Medicare, Medicaid, employers and private health plans. Signify Health operates in the value-based payment sector of the healthcare industry. We believe value-based payments have grown dramatically over the past ten years and are expected to eventually represent the majority of healthcare spending in the United States according to studies by Health Care Payment Learning & Action Network (“HCP-LAN”) and other research reports by industry analysts, which suggest that approximately 60% to 70% of total U.S. health spending is expected to be tied to quality and value by 2025 through the adoption of new payment models focused on value. We believe this will especially be the case as value-based payment models continue to penetrate the commercial insured and self-funded markets. Our leadership position in enabling some of the most significant risk programs has allowed us to invest in and develop differentiated scale and expertise around analytics, technology, networks, and relationships to grow rapidly as demand for services in the value-based payment industry increases over time.

Industry reports estimate the current addressable market for value-based payor programs, such as Medicare Advantage and Medicaid, is at least $300 billion, with 79 million members enrolled in Medicare Advantage and Medicaid Managed Care. Under such payor value-based care programs, payor rates are set based upon overall population risk. Through these arrangements, payors take on risk and need to develop an accurate picture of the health of their patient population in order to receive appropriate funding. Adjusting funding based upon a member’s health helps stabilize payor value-based care programs and incentivizes payors to enroll both healthy and higher cost members. A critical element to developing and understanding the overall health of a patient population is an accurate health evaluation in the home and coding of each individual patient’s health conditions. While the overall cost to perform these activities is a small component of total spending, there is significant value from the resulting data that is captured.

According to HCP-LAN, in 2018, approximately $400 billion of provider spending flowed through value-based payment models, such as bundled payment models, which are alternatives to the traditional fee-for-service payment models. HCP-LAN reported that of this $400 billion, approximately $142 billion of spending was through value-based payment models where providers also assumed potential risk in the event of suboptimal outcomes, as opposed to models where providers only stood to benefit from shared savings without the possibility of bearing downside risk. Under provider value-based care programs, healthcare provider reimbursement is tied to the outcomes and the overall quality of care delivered to patients. Value-based care reimbursement is different from the standard fee-for-service model in that providers are reimbursed based on the financial value of the healthcare services they provide and are rewarded for both efficiency and effectiveness. In order for providers to be able to participate in value-based care models, they need to utilize solutions that can track and report on hospital readmissions, adverse events, population health, patient engagement, and more. They also need tools to help them analyze costs, redesign care and align incentives with other healthcare providers. These solutions are used to organize and finance healthcare delivery around a patient’s episode of care to ensure higher quality outcomes at improved costs.

Competition

The U.S. healthcare industry is highly competitive. We compete primarily in the market associated with payment for healthcare services, where large and small companies are formulating innovative ways to transition the healthcare market to value-based care with an increasing focus on treating individuals within the home. In our Home & Community Services segment, we compete with local and national providers of in-home diagnostic and evaluative services. Our competitors include pure-play companies whose principal business is providing IHEs and similar services as well as large payors that have in-house capabilities for performing a portion of their IHEs in house. Among pure-play companies, our primary competitor is Matrix Medical Network, which we believe is the only other pure-play company providing IHEs with national scale. With respect to large payors, most large payors use a variety of different providers for their IHE volume and several large payors service a portion of their total volume with their own in-house capabilities. For example, Humana has a division called Your Home Advantage and UnitedHealth has a division called OptumCare, each of which performs IHEs for a portion of each payor’s plan members. As a result, we compete with these in-house capabilities for additional volume. Although large payors such as Humana and UnitedHealth have more resources than we do, because we focus principally on IHEs and have dedicated significant resources to building the breadth of our national network, we believe we are able to more efficiently perform IHEs than these in-house divisions and we have consistently increased our volume with large payors such as Humana and UnitedHealth in recent years.

In our Home & Community Services segment, we also compete for, among other things, physicians, nurse practitioners, physician assistants and other medical and non-medical personnel. In particular, we face significant competition in attracting and retaining qualified providers for our mobile network, in particular from telehealth service providers.

In our Episodes of Care Services segment, we compete with healthcare risk management providers, primarily in the BPCI-A space. Our competitors include companies like us that convene (i.e., contract) with CMS on behalf of healthcare providers as well as physician group practices that “self-convene” under BPCI-A, meaning they contract directly with CMS to participate in BPCI-A rather than working through a company like Signify Health. In terms of traditional conveners, we compete with naviHealth (a subsidiary of UnitedHealth), OptumCare, Fusion5 and Archway. The largest self-conveners include Sound Physicians and other large physician group practices. To a lesser extent, we also compete with companies such as Change Healthcare that provide ancillary services to support the BPCI-A management process, such as software for patient tracking or analytics services. Because we provide a full suite of management solutions, we have not faced significant competition to date from these companies, although we may face more intense competition from them in the future.

In the commercial episodes of care space, we believe we are one of the only companies offering a comprehensive suite of services and technology solutions to help customers build episode programs and then recruit providers to participate. However, we do compete with companies offering episodes of care or bundled payment consulting services. In this space, we compete primarily with Aver, Cognizant and Cedar Gate.

Our principal competitors in both of our segments vary considerably in type and identity by market. There have also been increasing indications of interest from non-traditional providers and others to enter the in-home diagnostic and evaluative services space and/or develop innovative technologies or business activities that could be disruptive to the healthcare risk management industry.
Sales and Marketing

In each of our segments, we focus our sales and marketing initiatives on three primary dimensions of growth: (1) sales to new customers, (2) cross-sales to existing customers and (3) product expansion with existing customers. In order to successfully obtain new customers and to cross-sell solutions to existing customers, we have a strong sales team that is organized by segment as well as by product/service offered. For example, we have sales representatives dedicated to selling our IHE solutions in our Home & Community Services segment. These representatives are responsible for selling our IHE solutions to new customers as well as cross-selling to existing customers.

Similarly, in our Episodes of Care Services segment, we have representatives dedicated to selling our solutions to new and existing customers. For example, since 2019, BPCI-A participants have not been able to change their convener and will not be able to do so until the program expires in 2023, assuming it is renewed. However, we are able to offer our full suite of solutions to self-conveners to support their participation in BPCI-A, even though they do not participate in BPCI-A through us. Our sales representatives that specialize in BPCI-A are currently focused on selling our services to self-convener participants that we do not currently work with. We also believe there are significant cross-selling opportunities in our Episodes of Care Services segment. For example, most of our BPCI-A customers also serve ACO populations and we have dedicated sales representatives focused on selling our ACO services to our BPCI-A customers.

In terms of product expansion with existing customers, we also have a certain number of sales representatives that are not organized by segment, but are instead responsible for managing significant existing customer relationships. These representatives focus on engaging with our customers and finding ways that we can expand and grow with our customers. For example, these representatives may focus on increasing the volume of IHEs we perform for existing customers in our Home & Community Services segment, or they may work with existing BPCI-A customers to see if there is different or better data available to guide a customer through the program.
Intellectual Property

Our success depends in part upon our ability to obtain and maintain intellectual property protection for our brand, technology and inventions; to preserve the confidentiality of our trade secrets; to defend and enforce our intellectual property and proprietary rights; and to operate without infringing, misappropriating or otherwise violating the valid and enforceable patents and other intellectual property rights of third parties.

We rely on a combination of trademarks, service marks, copyrights and trade secrets to protect our proprietary technology and other intellectual property. As of December 31, 2020, we exclusively owned 20 trademark applications and registrations in the United States, including Signify Health. In addition, we have registered domain names for websites that we use or may use in our business. As of December 31, 2020, we had no issued patents and, other than one patent application which we intend to abandon, no pending patent applications anywhere in the world, and therefore, we do not have patent protection for any of our proprietary technology, including our proprietary software, mobile app or web portal.

We rely upon trade secrets, confidential know-how and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and confidential information are difficult to protect. We seek to control access to and distribution of our confidential and proprietary information, including our algorithms, source and object code, designs, and business processes, through physical, technical, and administrative security measures and contractual restrictions. We seek to limit access to our confidential and proprietary information on a “need to know” basis and enter into confidentiality and nondisclosure agreements with our employees, consultants, customers and vendors that may receive or otherwise have access to any confidential or proprietary information. We also obtain written invention assignment agreements from our employees, consultants, and vendors that assign to us all right, interest and title to inventions and work products developed during their employment or service engagement with us.
Government Regulation

Our operations and those of the providers we employ and contract with are subject to extensive federal, state and local governmental laws and regulations. These laws and regulations require us to meet various standards relating to, among other things, billings and reports to government payment programs, equipment, dispensing of pharmaceuticals, personnel qualifications, maintenance of proper records, licensure, information privacy and security compliance, and quality assurance programs.

We expect that our industry will continue to be subject to substantial regulation, the scope and effect of which are difficult to predict. Our activities could be subject to investigations, audits and inquiries by various government and regulatory agencies and private members and payors with whom we contract at any time in the future. See “Risk factors—Risks related to governmental regulation.”

Medicare, Medicare Advantage, Medicaid, Bundled Payment Initiatives and ACOs

Medicare

Medicare is a federal program administered by CMS through various contractors. Available to individuals age 65 or over, and certain other individuals, the Medicare program provides, among other things, healthcare benefits that cover, within prescribed limits, the major costs of most medically necessary care for such individuals, subject to certain deductibles and copayments.

CMS has established guidelines for the coverage and reimbursement of certain products and procedures by Medicare. In general, to be reimbursed by Medicare, a healthcare procedure furnished to a Medicare beneficiary must be reasonable and necessary for the diagnosis or treatment of an illness or injury, or to improve the functioning of a malformed body part. The methodology for determining coverage status and the amount of Medicare reimbursement varies based upon, among other factors, the setting in which a Medicare beneficiary received healthcare products and services. Medicare is subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, interpretations of policy, intermediary determinations, and government funding restrictions, all of which may materially increase or decrease the rate of program payments to healthcare providers. Any such changes in federal legislation, regulations and policy affecting the entities with which we contract could have a material effect on our performance.

Medicare Advantage

Under the Medicare Advantage program, also known as Medicare Part C, the federal government contracts with private health insurers to provide members with Medicare Part A, Part B and Part D benefits. Medicare

Advantage plans can be structured as Health Maintenance Organizations (“HMOs”), Preferred Provider Organizations (“PPOs”) or private FFS plans. In addition to covering Part A and Part B benefits, the health insurers may choose to offer supplemental benefits and impose higher premiums and plan costs on beneficiaries. Medicare beneficiaries that choose to participate in Medicare Advantage choose which health plan through which to receive their Medicare coverage. To assist beneficiaries with plan selection, CMS established a five-star quality rating system. Using this system, CMS publishes Star Ratings based on a variety of quality, patient satisfaction and performance measures for health plans on an annual basis. These ratings are based on data gathered from a variety of sources, including HEDIS, the Consumer Assessment of Healthcare Providers and Systems program, the Medicare Health Outcome Survey, the Medicare Prescription Drug Program and CMS administrative data. According to CMS, over one-third of all Medicare enrollees participate in Medicare Advantage plans.

CMS generally pays health insurance plans that participate in the Medicare Advantage program on a per capita basis. CMS makes certain adjustments based on service benchmarks and quality ratings. The IHEs that we provide to our health plan customers may be used, in part, to support RAF scores attributable to the Medicare Advantage plan members and, thus, payment adjustments made by CMS. CMS audits Medicare Advantage plans for documentation to support RAF-related payments for members chosen at random. Such audits may result in payment adjustments to a Medicare Advantage plan, including extrapolation across the entire plan. Our health plan customers may seek to hold us liable for penalties owed to CMS for inaccurate or unsupportable RAF scores based on information provided by us. In addition, the government or a whistleblower could assert that our errors caused the plan to submit false claims to CMS, which could subject us to liability under the FCA.

Medicaid

Medicaid programs provide medical assistance benefits to qualifying (typically low income or medically needy) persons. Medicaid programs are funded jointly by the federal government and the states and are administered by states under approved plans. Most state Medicaid program payments are made under a Prospective Payment System (PPS) or are based on negotiated payment levels. Medicaid reimbursement is often less than a healthcare provider’s cost of services. The ACA requires states to expand Medicaid coverage to all individuals under age 65 with incomes effectively at or below 138% of the federal poverty level. However, states may opt out of the expansion without losing existing federal Medicaid funding. Some states have opted out of the Medicaid expansion. Other states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. With the change of Administration, CMS has informed states that it is commencing a process of determining whether to withdraw certain previously approved state flexibilities in the administration of Medicaid programs, including those that allowed states to condition enrollment on work or other community engagement.

Because most state governments must operate with balanced budgets and because the Medicaid program is often the state’s largest program, states may adopt or consider adopting legislation designed to reduce their Medicaid expenditures. Budgetary pressures have, in recent years, resulted and likely will continue to result in decreased spending, or decreased spending growth, for Medicaid programs in many states. Many states have adopted, or are considering, legislation designed to reduce coverage, enroll Medicaid recipients in managed care programs and/or impose additional taxes on healthcare providers to help finance or expand the states’ Medicaid systems.

Federal funds under the Medicaid program may not be used to reimburse healthcare providers for medical assistance provided to treat certain provider-preventable conditions. Each state Medicaid program must deny payments to healthcare providers for the treatment of health care-acquired conditions designated by CMS as well as other provider-preventable conditions that may be designated by the state.

Congress has expanded the federal government’s involvement in fighting fraud, waste and abuse in the Medicaid program through the Medicaid Integrity Program. CMS employs Unified Program Integrity Contractors (“UPICs”) to perform post-payment audits of Medicaid claims, identify overpayments, and perform other program integrity activities, many of which were previously performed by Medicaid Integrity Contractors. The UPICs collaborate with states and coordinate healthcare provider investigations across the Medicare and Medicaid programs. In addition, state Medicaid agencies are required to establish Medicaid RAC programs. These programs vary by state in design and operation.

Bundled Payment Initiatives

CMMI is responsible for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for healthcare that create savings under the Medicare and Medicaid programs, while improving quality of care. For example, healthcare providers participating in bundled payment initiatives agree to be responsible for the costs of services provided to Medicare patients experiencing certain medical conditions which trigger an episode of care, accepting accountability for costs and quality of care. By rewarding healthcare providers for increasing quality and reducing costs and penalizing healthcare providers if costs exceed a set amount, these models are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program. Healthcare providers may receive incentive payments or owe repayments to CMS depending on whether overall CMS spending per episode falls below or exceeds a target specified by CMS and whether quality standards are met. The CMMI has implemented bundled payment models, including the BPCI program and the BPCI-A program, the latter of which is voluntary and expected to run through December 2023. Participation in bundled payment programs is generally voluntary, but CMS has required healthcare providers in selected geographic areas to participate in a mandatory bundled program for specified orthopedic procedures, the Comprehensive Care for Joint Replacement (“CJR”) model, which is scheduled to run through December 2020. HHS has indicated that it plans to implement additional bundled payment programs, some of which will be mandatory.

CMS continues to express support for shifting from traditional fee-for-service reimbursement models to alternative payment models that tie reimbursement to quality and/or value, including bundled payment and pay-for-performance programs. Several private third-party payers are increasingly employing such reimbursement models, which may increasingly shift financial risk to healthcare providers.

Accountable Care Organizations

An ACO is a network of healthcare providers and suppliers that work together to invest in infrastructure and redesign delivery processes to attempt to achieve high quality and efficient delivery of services. Promoting accountability and coordination of care, ACOs are intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS are eligible to share in a portion of the amounts saved by the Medicare program. There are several types of ACO programs, including the Medicare Shared Savings Program, which was established pursuant to the ACA, and the Next Generation ACO Model.

Federal Anti-Kickback Statute

The AKS prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made in whole or in part under federal and state healthcare programs such as Medicare and Medicaid.

Federal criminal penalties for the violation of the AKS include imprisonment, fines and exclusion of the healthcare provider from future participation in the federal healthcare programs, including Medicare and Medicaid. Violations of the AKS are punishable by imprisonment for up to ten years, fines of up to $100,000 per kickback or both. Larger fines can be imposed upon corporations under the provisions of the U.S. Sentencing Guidelines and the Alternate Fines Statute. Individuals and entities convicted of violating the AKS are subject to mandatory exclusion from participation in Medicare, Medicaid and other federal healthcare programs for a minimum of five years. Civil penalties for violation of the AKS include up to $100,000 in monetary penalties per violation, repayments of up to three times the total payments between the parties to the arrangement and suspension from future participation in Medicare and Medicaid. Court decisions have held that the statute may be violated even if only one purpose of remuneration is to induce referrals. The ACA amended the AKS to clarify the intent that is required to prove a violation. Under the statute as amended, the defendant does not need to have actual knowledge of the AKS or have the specific intent to violate it. In addition, the ACA amended the AKS to provide that any claims for items or services resulting from a violation of the AKS are considered false or fraudulent for purposes of the FCA.

The AKS includes statutory exceptions and regulatory safe harbors that protect certain arrangements. These exceptions and safe harbors are voluntary. Business transactions and arrangements that are structured to comply fully with an applicable safe harbor do not violate the AKS. However, transactions and arrangements that do not satisfy all elements of a relevant safe harbor do not necessarily violate the law. When an arrangement does not satisfy a safe harbor, the arrangement must be evaluated on a case-by-case basis in light of the parties’ intent and the arrangement’s potential for abuse. Arrangements that do not satisfy a safe harbor may be subject to greater scrutiny by enforcement agencies.

Our episodes of care programs involve a number of arrangements that potentially implicate the AKS because they may involve payments intended to influence behavior relative to Medicare and other federal healthcare program beneficiaries, including risk sharing and “gainsharing” arrangements. While there is no fixed definition of a gainsharing arrangement, the term typically refers to an arrangement in which a share of cost savings for patient care attributable in part to a physician’s efforts are shared with the physician. The OIG has recognized that there are legitimate interests in enlisting physicians in efforts to reduce unnecessary costs from the healthcare system and, if appropriately structured, such gainsharing arrangements should not violate the AKS. With respect to BPCI-A and other CMS innovation models in which we may participate, the OIG and CMS jointly issued waivers of certain fraud and abuse laws, including the AKS. However, with respect to our Commercial Episodes of Care program and any other episode of care programs in which we may participate, there are no fraud and abuse waivers that are directly applicable. There are, however, new safe harbors that protect certain value-based arrangements. We are assessing how these new safe harbors may apply to both new and existing programs. That said, we have carefully structured these arrangements in accordance with applicable guidance to be in compliance with the fraud and abuse laws, should they be subject to a case-by-case analysis in light of the intent of the parties and the overall potential for abuse.

If any of our business transactions or arrangements were found to violate the AKS, we could face, among other things, criminal, civil or administrative sanctions, including possible exclusion from participation in Medicare, Medicaid and other state and federal healthcare programs. Any findings that we have violated these laws could have a material adverse impact on our business, results of operations, financial condition, cash flows, reputation and stock price.

Stark Law

The Physician Self-Referral Law (commonly referred to as the Stark Law) prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing Designated Health Services (“DHS”) from referring Medicare patients to such entities for the furnishing of DHS, unless an exception applies. Although uncertainty exists, federal agencies and at least one court have taken the position that the Stark Law also applies to Medicaid.

DHS is defined to include clinical laboratory services, physical therapy services, occupational therapy services, radiology services including magnetic resonance imaging, computerized axial tomography scans, and ultrasound services, radiation therapy services and supplies, durable medical equipment and supplies, parenteral and enteral nutrients, equipment and supplies, prosthetics, orthotics and prosthetic devices and supplies, home health services, outpatient prescription drugs, inpatient and outpatient hospital services and outpatient speech-language pathology services. The types of financial arrangements between a physician and an entity providing DHS that trigger the self-referral prohibitions of the Stark Law are broad and include direct and indirect ownership and investment interests and compensation arrangements. The Stark Law prohibits any entity providing DHS that has received a prohibited referral from presenting, or causing to be presented, a claim or billing for the services arising out of the prohibited referral. Similarly, the Stark Law prohibits an entity from “furnishing” a DHS to another entity in which it has a financial relationship when that entity bills for the service. The prohibition applies regardless of the reasons for the financial relationship and the referral. Unlike the AKS, the Stark Law is a strict liability statute where unlawful intent need not be demonstrated.

If the Stark Law is implicated, the financial relationship must fully satisfy a Stark Law exception. If an exception is not satisfied, then the parties to the arrangement could be subject to sanctions. Sanctions for violation of the Stark Law include denial of payment for claims for services provided in violation of the prohibition, refunds of amounts collected in violation of the prohibition, a civil penalty of up to $25,820 for each service arising out of the prohibited referral, a civil penalty of up to $172,137 against parties that enter into a scheme to circumvent the Stark Law prohibition, civil assessment of up to three times the amount claimed and potential exclusion from the federal healthcare programs, including Medicare and Medicaid. Amounts collected on claims related to prohibited referrals must be reported and refunded generally within 60 days after the date on which the overpayment was identified. Furthermore, Stark Law violations and failure to return overpayments in a timely manner can form the basis for FCA liability, as discussed below.

Our episode of care programs involve a number of arrangements that potentially implicate the Stark Law because they may involve payments between a physician and an entity providing DHS in connection with Medicare patients, including risk sharing and gainsharing arrangements. With respect to BPCI-A and other CMS innovation models in which we may participate, the OIG and CMS jointly issued waivers of certain fraud and abuse laws, including the Stark Law. With respect to our Commercial Episodes of Care program and any other episode of care programs in which we may participate, there are no fraud and abuse waivers that are directly applicable. There are, however, new exceptions to the Stark Law that protect certain value-based arrangements. We are assessing how these new safe harbors may apply to both new and existing programs. That said, we have carefully structured these arrangements in accordance with applicable guidance to be in compliance with the fraud and abuse laws, should they be subject to a case-by-case analysis to ensure compliance with the Stark Law.

If CMS or other regulatory or enforcement authorities determine that claims have been submitted for referrals by us that violate the Stark Law, we would be subject to the penalties described above. In addition, it might be necessary to restructure existing compensation agreements with our doctors and nurse practitioners. Any such penalties and restructuring or other required actions could have a material adverse effect on our business, results of operations, financial condition and cash flows.

In June 2018, the CMS issued a request for information seeking input on how to address any undue regulatory impact and burden of the Stark Law. CMS placed the request for information in the context of the Regulatory Sprint to Coordinated Care (“Regulatory Sprint”) discussed below and stated that it identified aspects of the Stark Law that pose potential barriers to coordinated care. CMS thus sought comments on the impact and burden of the Stark Law, including whether it prevents or inhibits care coordination. In October 2019, CMS issued a sweeping set of proposed regulations that introduced significant new value-based terminology and exceptions to the Stark Law. Effective January 19, 2021, CMS issued final Regulatory Sprint regulations that CMS indicates are designed to support the innovation necessary for a health care delivery and payment system that pays for value instead of volume. Among other things, these regulations establish new exceptions to the Stark Law that protect certain value-based arrangements. As the entire health care industry tries to evaluate the potential implications of the changes in these new regulations, we are evaluating their potential impacts on our business.

The definition of DHS under the Stark Law does not include outpatient physician services. Since many services furnished to Medicare beneficiaries provided through our programs are outpatient physician services, our services do not always implicate the Stark Law referral prohibition. However, certain services we may provide, including certain diagnostic testing, may be considered DHS.

Fraud and abuse under state law

Some states have laws prohibiting physicians from having financial interests in or with healthcare facilities to which they refer patients. States also have laws similar to or stricter than the AKS that may affect our ability to enter into financial relationships with certain entities or individuals. Some state anti-kickback laws also include civil and criminal penalties. Some of these laws include exemptions that may be applicable to our physician relationships or for financial interests limited to shares of publicly traded stock. Some, however, may include no explicit exemption for certain types of agreements and/or relationships entered into with physicians. Such laws may be implicated if we expand our services to provide healthcare services directly, as opposed to the purely diagnostic and evaluative services we currently provide.

Similarly, states have beneficiary inducement prohibitions and consumer protection laws that may be triggered by the offering of inducements, incentives and other forms of remuneration to patients and prospective patients. Violations range from civil to criminal and could have a material adverse effect on our business, results of operations and financial condition.

The False Claims Act

The FCA is a means of policing false bills or false requests for payment in the healthcare delivery system. Among other things, the FCA authorizes the imposition of up to three times the government’s damages and significant per claim civil penalties on any “person” (including an individual, organization or company) who, among other acts:

•knowingly presents or causes to be presented to the federal government a false or fraudulent claim for payment or approval;
•knowingly makes, uses or causes to be made or used a false record or statement material to a false or fraudulent claim;
•knowingly makes, uses or causes to be made or used a false record or statement material to an obligation to pay the government, or knowingly conceals or knowingly and improperly avoids or decreases an obligation to pay or transmit money or property to the federal government; or
•conspires to commit the above acts.

In addition, amendments to the FCA and Social Security Act impose severe penalties for the knowing and improper retention of overpayments collected from government payors. Under these provisions, within 60 days of identifying and quantifying an overpayment, a healthcare provider is required to notify CMS or the Medicare Administrative Contractor of the overpayment and the reason for it and return the overpayment. An overpayment impermissibly retained could subject us to liability under the FCA, exclusion from government healthcare programs and penalties under the federal Civil Monetary Penalty statute. As a result of these provisions, our procedures for identifying and processing overpayments may be subject to greater scrutiny.

The penalties for a violation of the FCA range from $5,500 to $11,000 (amounts not adjusted for inflation) for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. On June 19, 2020, the Department of Justice issued a final rule announcing adjustments to FCA penalties, under which the per claim penalty range increased to a range from $11,665 to $22,331 for penalties assessed after June 19, 2020, so long as the underlying conduct occurred after November 2, 2015.

The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, including but not limited to coding errors, billing for services not rendered, the submission of false cost or other reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code, billing for care that is not considered medically necessary and intentionally reporting of inaccurate risk-adjusted diagnostic codes to Medicare Advantage plans. The ACA provides that claims tainted by a violation of the AKS are false for purposes of the FCA. Some courts have held that filing claims or failing to refund amounts collected in violation of the Stark Law can form the basis for liability under the FCA. In addition to the provisions of the FCA, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government. Any allegations or findings that we have violated the FCA could have a material adverse impact on our business, results of operations and financial condition.

In addition to the FCA, the various states in which we operate have adopted their own analogs of the FCA. States are becoming increasingly active in using their false claims laws to police the same activities listed above, particularly with regard to Medicaid fee-for-service and Managed Medicaid programs.

Civil Monetary Penalties Statute

The Civil Monetary Penalties Statute, 42 U.S.C. § 1320a-7a, authorizes the imposition of civil monetary penalties, assessments and exclusion against an individual or entity based on a variety of prohibited conduct, including, but not limited to:

•presenting, or causing to be presented, claims for payment to Medicare or other federal healthcare programs that the individual or entity knows or should know are for an item or service that was not provided as claimed or is false or fraudulent;
•offering remuneration to a Medicare or Medicaid program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services from a particular healthcare provider;
•arranging contracts with an entity or individual excluded from participation in the federal healthcare programs;
•violating the AKS;
•being involved in a hospital or a critical access hospital knowingly making a payment, directly or indirectly, to a physician as an inducement to reduce or limit medically necessary services provided with respect to Medicare or Medicaid patients who are under the direct care of the physician;
•making, using or causing to be made or used a false record or statement material to a false or fraudulent claim for payment for items and services furnished under a federal healthcare program;
•making or causing to be made any false statement, omission or misrepresentation of a material fact in any application, bid or contract to participate or enroll as a provider of healthcare services or a supplier under a federal healthcare program, including MAOs and entities that apply to participate as healthcare providers of services or suppliers in such managed care organizations and such plans; and
•failing to report and return an overpayment owed to the federal government.
Our episodes of care programs involve a number of arrangements that potentially implicate aspects of the Civil Monetary Penalties Statute because they may involve payments intended to influence behavior of physicians relative to Medicare and other federal healthcare program beneficiaries, including risk sharing and gainsharing arrangements, that could be found to violate the AKS or the prohibition against hospitals making payments to physicians to reduce or limit medically necessary services. With respect to BPCI-A and other CMS innovation models in which we may participate, the OIG and CMS jointly issued waivers of certain fraud and abuse laws, including the Civil Monetary Penalties Statute.

With respect to our Commercial Episodes of Care program and any other episode of care programs in which we may participate, there are no fraud and abuse waivers that are directly applicable. There are, however, new exceptions and safe harbors that are applicable to the Civil Monetary Penalties Statue that protect certain value-based arrangements. We are assessing how these new exceptions and safe harbors may apply to both new and existing programs. That said, we have carefully structured these arrangements in accordance with applicable guidance to be in compliance with the fraud and abuse laws, such arrangements are subject to a case-by-case analysis in light of the intent of the parties and the overall potential for abuse.

Substantial civil monetary penalties may be imposed under the federal Civil Monetary Penalty Statute and may vary depending on the underlying violation. In addition, an assessment of not more than three times the total amount claimed for each item or service may also apply and a violator may be subject to exclusion from federal and state healthcare programs.

We could be exposed to a wide range of allegations to which the federal Civil Monetary Penalty Statute would apply. We perform checks on our providers, our customers’ members, healthcare provider organizations, patients and certain affiliates and vendors using government databases to confirm that these individuals have not been excluded from federal programs. However, should an individual become excluded and we fail to detect it, a federal agency could require us to refund amounts attributable to all claims or services performed or sufficiently linked to an excluded individual. Thus, we cannot foreclose the possibility that we will face allegations subject to the Civil Monetary Penalty Statute with the potential for a material adverse impact on our business, results of operations and financial condition.

State corporate practice of medicine and fee splitting laws

We are subject to various state laws and regulations that regulate the corporate practice of medicine and fee splitting. The corporate practice of medicine doctrine generally prohibits corporate entities from practicing medicine or employing physicians (and, in some cases, other providers) to provide professional medical services. The doctrine reflects a variety of historical public policy concerns, including concerns that (a) allowing corporations to practice medicine or employ physicians will result in the commercialization of the practice of medicine, (b) a corporation’s obligation to its shareholders may not align with a physician’s obligation to his/her patients and (c) employment of a physician by a corporation may interfere with the physician’s independent medical judgment. While most (but not all) states have some form of the corporate practice of medicine doctrine, the scope and enforcement varies widely. In those states where the doctrine exists, it typically arises from the state’s medical practice act, but has been shaped over the years by state statutes, regulations, court decisions, attorney general opinions and actions by state medical licensing boards.

Historically, the medical profession has recognized an ethical prohibition against physicians (and often other providers) paying professional peers and others for referrals. One form this has taken is the prohibition against fee splitting. Fee splitting occurs when a physician splits part of the professional fee earned from treating a referred patient in order to generate the referral. Among the public policy harms that have been cited in support of fee splitting prohibitions are (a) unnecessary operations and procedures, (b) incompetent specialists and (c) unnecessary medical services. Fee splitting prohibitions are aimed primarily at situations where a healthcare professional, in order to generate patient referrals from other licensed or unlicensed persons, splits part of the professional fee earned from treating the referred patient with the source of the referral. In response to legitimate concerns, states adopted prohibitions against fee splitting. Some of these prohibitions, however, reach far broader than necessary to deter this behavior and instead prohibit appropriate business relationships with entities that are not healthcare providers, such as billing agencies or management companies. States have taken a variety of legislative approaches to fee splitting, from near complete bans to bans with various exceptions to no prohibition at all. Depending on the approach that a particular state has taken, fee splitting laws may implicate a variety of otherwise legitimate activities such as management and billing companies.

Despite the existence of various state corporate practice of medicine and fee splitting laws, it is possible to develop legal structures that comply with these laws. The “captive” or “friendly” professional corporation model allows a legal entity (typically a professional corporation or professional limited liability company) whose shareholders are all physicians to employ the physicians (and other providers). The physician entity then contracts with a corporate entity referred to as a Management Services Organization, or “MSO,” to provide various management services. The physician entity is kept “friendly” through a stock transfer restriction agreement and/or other relationship between the MSO and the physician owners of the professional corporation. The fees under the management services arrangement must be carefully structured to comply with state fee splitting laws, which in some states may prohibit percentage-based fees.

Provider licensure and telehealth laws

We utilize the services of a variety of providers, including physicians, nurse practitioners, physician’s assistants, pharmacists and nurses, among others. States generally require providers providing professional healthcare services, whether in person or via telehealth, to a patient residing within the state to be licensed in that state. States have established a variety of licensing and other regulatory requirements around the provision of telehealth services. States also require notification of certain material events be provided to licensing agencies. These licensure requirements vary from state to state. We have established systems for ensuring that our providers are appropriately licensed under applicable state law and that their provision of telehealth to our members occurs in each instance in compliance with applicable laws and regulations governing telehealth. Failure to comply with these laws and regulations could result in licensure actions against the providers as well as civil, criminal or administrative penalties against the providers and/or those engaging the services of the provider.

Privacy and security

We are subject to federal and state laws and regulations that are designed to protect the uses and disclosures of certain types of data. These include the federal regulations promulgated under the authority of HIPAA require us to provide certain protections to individuals and their health information. Further all 50 states and certain territories maintain additional laws regulating the privacy and security of PII. The HIPAA privacy and security regulations extensively regulate the use and disclosure of PHI and require covered entities, which include healthcare providers, and their business associates to implement and maintain administrative, physical and technical safeguards to protect the security of such information. Additional security requirements apply to electronic PHI. These regulations also provide individuals with substantive rights with respect to their health information.

The HIPAA privacy and security regulations also require us to enter into written agreements with our customers as the “covered entities” and our subcontractors, also known as business associates, to whom we disclose PHI. Covered entities and business associates may be subject to penalties for, among other activities and compliance issues, failing to enter into a business associate agreement where required by law or as a result of a business associates (including subcontractors) violating HIPAA. Business associates are also directly subject to liability under certain HIPAA privacy and security regulations.

Covered entities must notify affected individuals of breaches of unsecured PHI without unreasonable delay but no later than 60 days after discovery of the breach, and such timelines are generally shortened under state law obligations and standard practice when possible. If a business associate is acting as an agent of a covered entity, then the covered entity must provide the required notifications to individuals based on the time when the business associate discovered the breach. Reporting must also be made to the HHS OCR and, for breaches of unsecured PHI involving more than 500 residents of a state or jurisdiction, to the media. Generally impermissible uses or disclosures of unsecured PHI are presumed to be breaches unless the covered entity or business associate establishes that there is a low probability the PHI has been compromised. Various state laws and regulations may also require us to notify affected individuals and the state regulators in the event of a data breach involving personal information without regard to the probability of the information being compromised.

Violations of HIPAA by entities like us, including, but not limited to, failing to implement appropriate administrative, physical and technical safeguards, have resulted in enforcement actions and in some cases triggered settlement payments or civil monetary penalties. Penalties for violations of HIPAA and its implementing regulations have widely ranged, with larger breaches for some organizations ranging from a couple million dollars to a $16 million penalty for one breach. HIPAA also authorizes state attorneys general to enforce the law on behalf of their residents. In addition, HIPAA provides for criminal penalties of up to $250,000 and ten years in prison, with the severest penalties for obtaining and disclosing PHI with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Further, state attorneys general may bring civil actions seeking either injunction or damages in response to violations of the HIPAA privacy and security regulations that threaten the privacy of state residents. There can be no assurance that we will not be the subject of an investigation (arising out of a reportable breach incident, audit or otherwise) alleging noncompliance with HIPAA regulations in our maintenance of PHI. States attorneys general may also negotiate settlements for related cases and on behalf of their respective residents.

In addition to HIPAA, numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, creation, receipt, transmission, storage, and other processing of PHI and PII. Privacy and data security statutes and regulations vary from state to state, and these laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules. These laws and regulations include 42 C.F.R. Part 2, including the CCPA, and a range of other laws that protect data pertaining to specific conditions, such as HIV/AIDS, genetic disorders, and mental and behavioral health. The requirements of the CCPA are potentially far-reaching and may require us to modify certain policies and practices regarding the collection, use, processing and sharing of certain personal information. Privacy and data security laws and regulations are often uncertain, contradictory and subject to change or differing interpretations. The complex, dynamic legal landscape regarding privacy, data protection and information security creates significant compliance challenges for us, potentially restricts our ability to collect, use and disclose data, and exposes us to additional expense, and, if we cannot comply with applicable laws in a timely manner or at all, adverse publicity, harm to our reputation, and liability.

Telecommunications and telemarketing laws

We are subject to a variety of federal and state laws that regulate telecommunications and telemarketing activities, including the following.

The Telephone Consumer Protection Act (TCPA) places restrictions on making certain telemarketing calls, non-telemarketing calls, faxes, and SMS text messages to consumers. Prior express consent of consumers may be required to override certain activities prohibited under the TCPA. The scope and interpretation of the TCPA, and other laws that are or may be applicable to making calls and delivering SMS text messages to consumers, are continuously evolving and developing. TCPA violations may be subject to penalties of $500 per violation and $1,500 for each willful or knowing violation. Recent expansion of the law through the Telephone Robocall Abuse Criminal Enforcement and Deterrence (“TRACED”) Act expanded the authority of the Federal Communications Commission (“FCC”) to impose civil penalties of up to $10,000 per call for intentional violations of federal robocall laws and increased the time period that the FCC can take action to against those who intentionally violate federal law to four years. This penalty is in addition to other penalties for TCPA violations.

The CAN-SPAM Act regulates commercial email messages. It prohibits the inclusion of deceptive or misleading information and subject headings and requires identifying information such as a return address in email messages. The CAN-SPAM Act also specifies penalties for the transmission of commercial email messages that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future emails from senders.

Healthcare reform

In March 2010, broad healthcare reform legislation was enacted in the United States through the ACA. The ACA substantially changed the way healthcare is financed by both commercial and government payors and contains a number of provisions that impact our business and operations. Although many of the provisions of the ACA did not take effect immediately and continue to be implemented, and some have been and may be modified before or during their implementation, the reforms could continue to have an impact on our business in a number of ways. We cannot predict how employers, private payors or persons buying insurance might react to federal and state healthcare reform legislation, whether already enacted or enacted in the future.

Other aspects of the ACA may also affect our business, including provisions that impact the Medicare and Medicaid programs. These and other provisions of the ACA remain subject to ongoing uncertainty due to administrative actions and executive orders during the current Administration, as well as continuing political and legal challenges at both the federal and state levels. Since 2016, various administrative and legislative initiatives have been implemented that have had adverse impacts on the ACA and its programs. For example, in October 2017, the federal government announced that cost-sharing reduction payments to insurers would end, effective immediately, unless Congress appropriated the funds, and, in December 2017, Congress passed the Tax Cuts and Jobs Act, which includes a provision that reduces to $0 the penalty under the ACA’s individual mandate for individuals who fail to obtain a qualifying health insurance plan and could impact the future state of the exchanges. Moreover, in February 2018, Congress passed the Bipartisan Budget Act (the “BBA”) which, among other things, repealed the Independent Payment Advisory Board that was established by the ACA and intended to reduce the rate of growth in Medicare spending by extending sequestration cuts to Medicare payments through fiscal year 2027. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020, included a temporary suspension of the 2% sequestration cuts from May 1, 2020 through December 31, 2020. The Consolidated Appropriations Act, 2021, extended the temporary suspension through March 31, 2021. The CARES Act also postponed the sunset of sequestration as it applies to Medicare to the end of 2030. The BBA also included provisions to expand the scope of benefits that Medicare Advantage plans may offer for certain chronically ill federal healthcare program beneficiaries beginning in 2020. Medicare Advantage plans now have the flexibility to target non-primarily health-related supplemental benefits to beneficiaries with chronic illnesses and to address social and environmental factors that may impact beneficiary health.

Since its enactment, there have been judicial and congressional challenges to certain aspects of the ACA, as well as efforts by the prior Administration to repeal or replace certain aspects of the ACA. For example, the TCJA includes a provision reducing to $0, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the

Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was modified under the TCJA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and the Court held oral argument on November 10, 2020. The case is expected to be decided by June 2021. Through Executive Orders issued on January 28, 2021 and other actions, the new administration has signaled its strong support for the Affordable Care Act. It has taken steps to reverse various actions by the prior administration in an effort to strengthen Medicaid and the Affordable Care Act. At this time, we cannot predict the effect on our business of the ultimate decision by the Supreme Court regarding the Affordable Care Act or future action by the administration and/or Congress with respect to the Affordable Care Act and other aspects of the healthcare system.

While there may be significant changes to the healthcare environment in the future, the specific changes and their timing are not yet apparent. As a result, there is considerable uncertainty regarding the future with respect to the exchanges and other core aspects of the current health care marketplace. Future elections may create conditions for Congress to adopt new federal coverage programs that may disrupt our current revenue streams both from payors and other government programs. It is possible that future changes could lower our reimbursement rates or increase our expenses. Any failure to successfully implement strategic initiatives that respond to future legislative, regulatory, and executive changes could have a material adverse effect on our business, results of operations and financial condition.

The CMS and state Medicaid agencies also routinely adjust the RAF which is central to payment under Medicare Advantage programs in which our customers participate. The monetary “coefficient” values associated with diseases that our customers manage in their member populations are subject to change by the CMS and state agencies. Such changes could have a material adverse effect on our financial condition.

Regulatory Sprint to Coordinated Care

In an effort to help accelerate the transformation of the U.S. healthcare system from a fee-for-service to a value-based system, HHS launched its Regulatory Sprint initiative in 2018. The effort encompasses a number of federal statutes and regulations, including:

•Stark Law
•AKS
•Civil Monetary Penalties Statute
•Privacy and Security of Health Information

As part of HHS’s Regulatory Sprint, the OIG issued a request for information in August 2018 seeking input on regulatory provisions that may act as barriers to coordinated care or value-based care. Specifically, the OIG sought to identify ways in which it might modify or add new safe harbors to the AKS as well as exceptions to the definition of “remuneration” in the beneficiary inducements provision of the Civil Monetary Penalty statute in order to foster arrangements that promote care coordination and advance the delivery of value-based care, while also protecting against harms caused by fraud and abuse. Numerous federal agencies have requested comments and information from the public and have published proposed regulations as part of the Regulatory Sprint on areas that have historically been viewed as barriers to innovative care coordination arrangements.

The OIG and CMS each issued a sweeping set of proposed regulations that introduce significant new value-based terminology, safe harbors and exceptions to the AKS and the Stark Law and took steps to modernize the Civil Monetary Penalty statue governing inducements provided to Medicare and Medicaid beneficiaries. Effective January 29, 2021, the OIG and CMS issued final Regulatory Sprint regulations designed to support the innovation necessary for a health care delivery and payments system that pays for value instead of volume. These regulations establish new safe harbors and exceptions to the AKS and the Stark Law as well as exceptions to the definition of “remuneration” in the beneficiary inducement provision of the Civil Monetary Penalty statue. Among other things, these new regulations are designed to provide protection to certain value-based arrangements. As the entire health care industry tires to evaluate the potential implication of the changes in these new regulations, we are evaluating their potential impacts on our business. The OCR is also involved, and has called for information from the public regarding ways that the HIPAA regulations could be modernized to support coordinated, value-based care.

Similarly, the OCR has requested information from the public regarding ways that the HIPAA regulations could be modernized to support coordinated, value-based care. On December 10, the OCR issued proposed regulations to reduce the burden on providers and support new ways to innovate and coordinate care on behalf of patients, while uphold HIPAA’s privacy and security goals. The new Administration has extended the comment period for the proposed regulation until May 6, 2021, which may signal interest in the updating of the regulations. Nevertheless, the contents and timing of any final regulations remains uncertain.

Further, Substance Abuse and Mental Health Services Administration (“SAMHSA”) published proposed regulations related to the privacy of substance use disorder treatment records, and the CMS published proposals to revise its Stark advisory opinion process. On July 15, 2020, SAMHSA issued a final rule on the protection of substance use disorder (“SUD”) treatment records under 42 C.F.R. Part 2 (the “Part 2 Rule”). The Part 2 final rule aims to reduce delays and burdens in care coordination by more closely aligning Part 2 with the HIPAA Privacy Rule, while maintaining certain privacy protections specific to Part 2. This final rule became effective August 14, 2020. Also of note, under the CARES Act Congress itself made significant modifications to the authorizing statute for the Part 2 regulations, with the aim of aligning the Part 2 laws more strongly with the HIPAA privacy rule. The law directs the Secretary of HHS to revise the Part 2 regulations such that the amendments would apply to uses and disclosures of SUD records the date that is 12 months after the date of enactment of the CARES Act.

These changes in federal regulations are anticipated to have a significant impact on healthcare providers and other stakeholders. In addition, we anticipate that additional changes will continue to be proposed in the future. Many of the solutions we offer in our Episodes of Care Services segment focus on encouraging collaboration among provider partners and the sharing of accountability in order to improve medical outcomes. As a result, these changes could have a material effect on our business.

Other regulations

Our operations are subject to various state hazardous waste and non-hazardous medical waste disposal laws. These laws do not classify as hazardous most of the waste produced from medical services. Occupational Safety and Health Administration regulations require employers to provide workers who are occupationally subject to blood or other potentially infectious materials with prescribed protections. These regulatory requirements require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide or employ hepatitis B vaccinations, personal protective equipment and other safety devices, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures and work practice controls. Employers are also required to comply with various record-keeping requirements.

Federal and state law also governs the dispensing of controlled substances by physicians. For example, the Prescription Drug Marketing Act governs the distribution of drug samples. Any allegations or findings that we or our provider partners have violated any of these laws or regulations could have a material adverse impact on our business, results of operations and financial condition.
Employees and Human Capital

Our success depends on our ability to attract, retain and motivate highly qualified personnel. As of December 31, 2020, we had approximately 2,200 employees, of which approximately 2,100 employees were full time. Our employees are based primarily at our offices located in Norwalk, CT, Dallas, TX, New York, NY and Rapid City, SD. We also had approximately 9,000 credentialed physicians and nurse practitioners and other providers within our mobile network that we contract with on an independent contractor basis, either directly or through captive professional affiliates. These credentialed physicians and nurse practitioners form a mobile network of practitioners located all over the country. We consider our relationship with our independent contractors and employees to be good. None of our employees are represented by a labor union or party to a collective bargaining agreement.

We strive to foster an innovative culture as we further build our business and expand our products and services, and we view our human capital-related initiatives as an ongoing priority. Such initiatives include: (i) implementing a robust talent acquisition approach, including through competitive pay and benefits, (ii) implementing our Diversity, Equity and Inclusion initiative and Spirit of Signify programs to promote diversity and foster a sense of connection and community throughout our company, (iii) offering an array of learning and development opportunities, including live programs and online courses through our learning management system and (iv) conducting annual employee engagement surveys and developing action plans based on the survey outcomes.
Customers

Our customers consist primarily of health plans and providers and, to a lesser extent, state and government agencies, employers, biopharmaceutical companies and other risk-bearing entities. Revenue from our top ten customers across our segments accounted for approximately 71% of our total revenue for the year ended December 31, 2020.

In our Home & Community Services segment, our customers are primarily Medicare Advantage health plans and managed Medicaid organizations, as well as pharmaceutical manufacturers. We currently serve 51 health plans in the United States, including 26 of the 50 largest Medicare Advantage plans. In 2020, each of our three largest customers in this segment represented more than 10% of our total revenue.

In our Episodes of Care Services segment, we serve a variety of customers. All of our direct contracts to participate in the BPCI-A program are with CMS. Our customers for BPCI-A management services are primarily providers, including healthcare provider organizations. Within our emerging businesses, our ACO management services are directed at ACOs participating in CMS’ Medicare Shared Savings Program; our Commercial Episodes of Care business is directed at health plans, employers, state and government agencies and providers looking to launch programs centered around care redesign; our TTH services will be offered to providers participating in the BPCI-A program, and our Complex Care Management business serves health plans.
Initial Public Offering and Internal Reorganization

On February 16, 2021, Signify Health closed its initial public offering (the “IPO”) of 27,025,000 shares of the Company’s Class A common stock, $0.01 par value per share, at an offering price of $24.00 per share for net proceeds of $609.7 million. The shares began trading on the New York Stock Exchange (the “NYSE”) on February 11, 2021.

Signify Health, which was incorporated in the state of Delaware on October 1, 2020, was formed for the purpose of completing the IPO and related transactions in order to carry on the business of Cure TopCo, LLC (“Cure TopCo”) as a publicly-traded entity. In connection with the IPO, Signify Health and Cure TopCo entered into a series of transactions to implement an internal reorganization (the “Reorganization Transactions”) as follows:

•Signify Health’s amended and restated certificate of incorporation authorized the issuance of two classes of common stock: Class A common stock and Class B common stock (collectively, our “common stock”);

•Cure TopCo entered into the Amended LLC Agreement to, among other things, appoint Signify Health as the sole managing member of Cure TopCo and to modify Cure TopCo’s capital structure to reclassify the equity interests into a single class of LLC units (the “LLC Units”). Under the Amended LLC Agreement, holders of LLC Units (other than us and our wholly owned subsidiaries), including each Pre-IPO LLC Member who retained its equity ownership in Cure TopCo in the form of LLC Units immediately following the Reorganization Transactions (each a “Continuing Pre-IPO LLC Member”), have the right (subject to the terms of the Amended LLC Agreement), to require Cure TopCo to redeem all or a portion of their LLC Units for, at our election, newly issued shares of Class A common stock on a one-for-one basis or a cash payment equal to the volume-weighted average market price of one share of our Class A common stock for each LLC Unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications) in accordance with the terms of the Amended LLC Agreement. Additionally, in the event of a redemption request from a holder of LLC Units, we may, at our option, effect a direct exchange of cash or Class A common stock for LLC Units in lieu of such a redemption. Shares of Class B common stock will be cancelled on a one-for-one basis if we, following a redemption request from a holder of LLC Units, redeem or exchange LLC Units of such holder pursuant to the terms of the Amended LLC Agreement. Except for transfers to us or to certain permitted transferees pursuant to the Amended LLC Agreement, the LLC Units and corresponding shares of Class B common stock may not be sold, transferred or otherwise disposed of;

•Signify Health acquired, directly and indirectly, LLC Units through (i) the contribution of LLC Units in exchange for shares of Class A common stock by New Mountain Partners V (AIV-C), LP (the “IPO Contribution”) and (ii) the “Mergers,” in which certain entities treated as corporations for U.S. tax purposes that held LLC Units (individually, a “Blocker Company” and together, the “Blocker Companies”) each simultaneously merged with a merger subsidiary created by us (and survived such merger as a wholly owned subsidiary of Signify Health), after which each Blocker Company immediately merged into Signify Health (with each such merger into Signify Health having occurred simultaneously);

•Each Continuing Pre-IPO LLC Member was issued a number of shares of our Class B common stock equal to the number of LLC Units held by such Continuing Pre-IPO LLC Member, except in the case of Cure Aggregator, LLC (“Cure Aggregator”). Cure Aggregator is a special purpose investment vehicle through which certain members of Cure TopCo, primarily our employees and certain legacy investors, indirectly hold interests in Cure TopCo. Cure Aggregator holds LLC Units on behalf of such members on a one-for-one basis with each member’s interests in Cure Aggregator. Such common units in Cure Aggregator are subject to vesting as set forth under “Item 11. Executive Compensation—Other compensation plans—Incentive Units.” In connection with the Reorganization Transactions, shares of Class B common stock were issued to the direct holders of common units in Cure Aggregator in proportion to their interests in Cure Aggregator, provided that such shares are not entitled to any voting rights until such time as the common units of Cure Aggregator corresponding to such shares have vested;

•We used all of the net proceeds from the IPO to acquire newly issued LLC Units from Cure TopCo at a purchase price per LLC Unit equal to the initial public offering price of Class A common stock, after deducting the underwriting discounts and commissions;

•We entered into a Tax Receivable Agreement that obligates us to make payments to the Continuing Pre-IPO LLC Members, the shareholders of the Blocker Companies, Optionholders (as defined in the Tax Receivable Agreement) of the Blocker Companies at the time of the Mergers, holders of synthetic equity units and any future party to the Tax Receivable Agreement (collectively, the “TRA Parties”) in the aggregate generally equal to 85% of the applicable cash savings that we actually realize as a result of (i) certain favorable tax attributes acquired from the Blocker Companies in the Mergers (including net operating losses, the Blocker Companies’ allocable share of existing tax basis and refunds of Blocker Company taxes attributable to pre-Merger tax periods), (ii) increases in our allocable share of existing tax basis and tax basis adjustments that may result from (x) future redemptions or exchanges of LLC Units by Continuing Pre-IPO LLC Members for cash or Class A common stock, (y) the IPO Contribution and (z) certain payments made under the Tax Receivable Agreement and (iii) deductions in respect of interest and certain compensatory payments made under the Tax Receivable Agreement. We will retain the benefit of the remaining 15% of these tax savings;

•We caused Cure TopCo to use the proceeds from the issuance of LLC Units to us (i) to pay fees and expenses of approximately $13.5 million in connection with the IPO and the Reorganization Transactions and (ii) for general corporate purposes, including working capital and potential strategic acquisitions of, or investments in, other businesses or technologies that we believe will complement our current business and expansion strategies; and

•We entered into the stockholders’ agreement with certain Pre-IPO LLC Members.
Effects of the Reorganization on our Corporate Structure

Signify Health was formed for the purpose of the IPO and has engaged to date only in activities relating to the business and operations of Cure TopCo. Signify Health is a holding company and its sole material asset is a controlling ownership and economic interest in Cure TopCo. All of our business is conducted through Cure TopCo and its consolidated subsidiaries and affiliates, and the financial results of Cure TopCo and its consolidated subsidiaries will be included in the consolidated financial statements of Signify Health for periods subsequent to the effective date of the reorganization.

Cure TopCo is currently taxed as a partnership for federal income tax purposes and, as a result, its members, including Signify Health, pay taxes with respect to their allocable share of its net taxable income. We expect that redemptions and exchanges of LLC Units will result in increases in the tax basis in our share of the tangible and intangible assets of Cure TopCo that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future. The Tax Receivable Agreement requires Signify Health to pay to the TRA Parties 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize from the tax basis increase and other tax attributes discussed herein. Furthermore, payments under the Tax Receivable Agreement will give rise to additional tax benefits and therefore additional payments under the Tax Receivable Agreement.
Available information

Our website address is www.signifyhealth.com. Through our website, we will make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our Annual Report on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act. Our Proxy Statements for our Annual Meetings are also available through our internet website. In addition, our website may include disclosure relating to certain non-GAAP financial measures that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.

We may use our website as a channel of distribution of material Company information. Financial and other material information regarding the Company is routinely posted on and accessible on our website. Any information on our website or obtained through our website is not part of this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock.

•Our operations have been, and may continue to be, significantly disrupted by the COVID-19 pandemic, and our business, financial condition and results of operations have been negatively impacted;
•Our revenues and operations are dependent upon a limited number of key customers;
•A large portion of our revenues are substantially dependent on certain key government programs, primarily BPCI-A;
•We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability;
•Our future revenues may not grow at the rates they historically have, or at all;
•We may be unable to successfully execute on our growth initiatives, business strategies, or operating plans;
•If we are unable to effectively adapt to changes in the healthcare industry, including changes to laws and regulations regarding or affecting the U.S. healthcare reform, our business may be harmed;
•If our providers are characterized as employees, we would be subject to adverse effects on our business and employment and withholding liabilities;
•Changes in the rules governing Medicare or other federal healthcare programs could have a material adverse effect on our financial condition and results of operations;
•Our ability to effectively invest in, implement improvements to, and properly maintain the uninterrupted operation, security, and integrity of, our operating platform and other information technology and business systems;
•Security breaches or incidents, loss or misuse of data or other disruptions, arising either from internal or external sources, and whether or not intentional, could compromise sensitive information related to our business, customers or individuals, or prevent us from accessing critical information, and may expose us to operational disruptions, litigation, fines and penalties or other liability, any of which could materially adversely affect our business, results of operations and our reputation;
•Disruptions of the information technology systems or infrastructure of certain of our third-party vendors and service providers could also disrupt our businesses, damage our reputation, increase our costs, and have a material adverse effect on our business, financial condition and results of operations;
•We are a holding company and our principal asset is our ownership interest in Cure TopCo, and we are accordingly dependent upon distributions from Cure TopCo to pay dividends, if any, and taxes, make payments under the Tax Receivable Agreement and pay other expenses;
•In certain circumstances, Cure TopCo will be required to make distributions to us and the other holders of LLC Units, and the distributions that Cure TopCo will be required to make may be substantial;
•We are controlled by the Pre-IPO LLC Members whose interests in our business may be different than yours, and certain statutory provisions afforded to stockholders are not applicable to us;
•The Continuing Pre-IPO LLC Members may require us to issue additional shares of our Class A common stock; and
•Some provisions of Delaware law and our certificate of incorporation and bylaws may deter third parties from acquiring us and diminish the value of our Class A common stock.

The following risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business or financial performance, which in turn can affect the price of our publicly traded securities. These are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but may become material in the future.
Risks Related to Our Business and Operations

Our operations have been, and may continue to be, significantly disrupted by the COVID-19 pandemic, and our business, financial condition and results of operations have been negatively impacted.

The global spread of the COVID-19 pandemic and measures introduced by local, state and federal governments to contain the virus and mitigate its public health effects have significantly impacted the U.S. economy. The duration and severity of the COVID-19 pandemic is unknown, and the extent of the business disruption and financial impact depend on factors beyond our knowledge and control. Given the uncertainty around the duration and extent of the COVID-19 pandemic, we expect that the evolving COVID-19 pandemic will continue to impact our business, results of operations, and financial condition and liquidity.

Our operations in our Home & Community Services segment have been significantly affected by the pandemic. Because the majority of the individuals we provide IHEs to participate in Medicare Advantage plans and are over 65, they are at higher risk for contracting COVID-19. Beginning in March 2020, we temporarily halted IHEs as a precautionary measure in response to the pandemic. We resumed in-home visits beginning in July 2020.

In response to the pandemic, we were able to quickly expand our business model to perform vIHEs beginning in April 2020 and have made up for the lost volume for IHEs through vIHEs. The fees we receive for vIHEs are slightly lower than the fees we receive for IHEs, although our overall margins associated with vIHEs are substantially similar to IHEs due to the lower costs associated with vIHEs. We were able to perform approximately 0.5 million vIHEs and 0.9 million in-person IHEs, or a total of approximately 1.4 million IHEs, in the year ended December 31, 2020. By comparison, we performed approximately 1.1 million IHEs in the year ended December 31, 2019. As a result of the pandemic, many of our health plan customers pushed in-person IHEs into the second half of 2020 and overall we saw significant incremental IHE volumes in the second half of 2020, particularly in the fourth quarter as certain customers increased the volumes they placed with us and in-home IHEs represented the majority of those IHEs. In order to meet this volume growth, we onboarded additional providers into our network. If volume continues to grow, due to some provider unwillingness to perform in-person IHEs and increased competition from telehealth companies, which are generally experiencing upticks in business and hiring additional personnel due to the pandemic, we may have difficulty expanding our network of high-quality providers sufficiently which could have an impact on our ability to grow revenues. Moreover, during the fourth quarter of 2020 and into January 2021, the average daily cases of COVID-19 increased once again. Rates began to decline quite significantly in February 2021 partly related to the federal roll out of the vaccine, but there can be no guarantee that we will be able to continue performing IHEs in person as the situation develops.

Our Episodes of Care Services segment has also been affected by the pandemic. In the United States, at certain times during the course of the pandemic, governmental authorities have recommended, and in certain cases required, that elective, specialty and other procedures and appointments, including certain acute and post-acute care services, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with the virus that causes COVID-19. In addition, the temporary suspension or cancellation of services was put in place to focus limited resources and personnel capacity toward the prevention of, and care for patients with, COVID-19. This has resulted in fewer elective procedures and a general reduction in individuals seeking medical care, which contributed to a substantially lower number of episodes being managed in 2020. In addition, CMS announced that healthcare providers could choose to eliminate upside and downside risk by excluding all episodes from reconciliation in 2020 or could choose to exclude from reconciliation those episodes with a COVID-19 diagnosis during the episode. Healthcare providers were required to make their election by September 25, 2020. The results of the elections made by healthcare providers will reduce the total number of episodes we manage during 2020 and 2021, and therefore reduce program size. This impact on program size was partially offset by a higher savings rate due to a combination of improved performance by some of our partners as well as partners that were underperforming choosing to exclude some or all of their episodes from reconciliation in 2020. Subsequently, CMS announced that all episodes in 2021 with a COVID-19 diagnosis would be automatically excluded from reconciliation, and as a result, we expect a reduction in our overall program size in 2021 as well for as long as the COVID-19 pandemic is ongoing. There can be no assurance that the positive impact on our savings rate in 2020 will continue in 2021.

Each of these pandemic-related changes had a material impact on program size in 2020 and could have the effect of reducing program size for 2021 through 2023. Because our administrative fee is calculated as a percentage of program size and we receive a portion of the savings achieved in management of an episode, the decrease in episodes and related reduction in overall program size have had, and we expect will continue to have, a negative effect on our revenue. Some of these measures and challenges will likely continue for the duration of the COVID-19 pandemic, which is uncertain, and will harm the results of operations, liquidity and financial condition of our provider partners and our business. Lastly, our representatives may be prohibited from entering hospitals, skilled nursing facilities and other post-acute facilities as a result of the pandemic, which affects our ability to facilitate coordination among provider partners and could have a material impact on our savings rate.

We also launched several new solutions in 2019 and 2020, such as our ACO services and Commercial Episodes solutions. We may see lower market adoption of our new solutions as a result of the pandemic. For example, many provider partners that might otherwise be interested in participating in Commercial Episodes face financial uncertainty as a result of the COVID-19 pandemic and the decline in elective procedures, through which they make much of their revenue. While we have seen increased demand from healthcare providers for cost-effective, value-based solutions, in particular with respect to the non-elective or chronic conditions, we may see lower demand from healthcare providers for programs like our Commercial Episodes program.

The COVID-19 pandemic may also create risks to our overall business or corporate operations. Due to shelter-in-place orders that were previously in effect across the country, we have implemented work-from-home policies for many employees which may impact productivity and disrupt our business operations. Our providers performing in-home visits also face an increased risk of infection with COVID-19, which may result in staffing shortages or claims, as well as increased expenses associated with personal protective equipment and compliance with applicable testing protocols.

During the fourth quarter of 2020 and the first month of 2021, the average daily cases of COVID-19 increased once again. Although new cases have started to fall significantly, given the inherent uncertainty surrounding COVID-19 due to changes in COVID-19 rates regionally and nationally, rapidly changing governmental directives, public health challenges and economic disruption and the duration of the foregoing, the potential impact that COVID-19 could have on the other Risk Factors described in this “Risk Factors” section remains unclear.

Our revenues and operations are dependent upon a limited number of key customers.

We are dependent on a concentrated number of health plans and provider partners with whom we contract to provide IHEs and other services. For example, when aggregating the revenue associated with each health plan (including its local affiliates), Humana, Aetna and Optum accounted for approximately 25%, 17% and 13%, respectively, of our total revenue for the year ended December 31, 2020. In addition, the revenue from our top 10 customers across our segments accounted for approximately 71% of our total revenue for the year ended December 31, 2020.

We believe that a majority of our revenues will continue to be derived from a limited number of key health plans and provider partners. Health plans and provider partners may seek to terminate and/or modify their contractual relationships with us for various reasons, such as changes in the regulatory landscape and poor performance by us, subject to certain conditions. Certain of our contracts can be terminated immediately upon the occurrence of certain events and others may be terminated immediately by the customer if we lose applicable licenses, go bankrupt, lose our liability insurance or receive an exclusion, suspension or debarment from state or federal government authorities. We may also terminate customer relationships from time to time. For example, if a health plan or provider partner were to lose applicable licenses, lose liability insurance, become insolvent, file for bankruptcy or receive an exclusion, suspension or debarment from state or federal government authorities, our contract with such customer could in effect be terminated. The sudden loss of any of our customers or the renegotiation of any of their contracts could materially and adversely affect our operating results. In addition, effective June 2020, we terminated a customer relationship with a significant customer in our Episodes of Care

Services segment, representing approximately 5% of our total revenue for the year ended December 31, 2019 in connection with a contractual dispute.

In the ordinary course of business, we engage in active discussions and renegotiations with customers in respect of the services we provide and the terms of our agreements. As our customers respond to market dynamics and financial pressures, and as they make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, our customers may seek to renegotiate or terminate their agreements with us or to utilize our services less under those agreements. For example, some of our larger customers are capable of performing certain of the services we provide, in particular our IHE services, and may decide to provide some or all of those services internally. Similarly, a customer could obtain services we provide, particularly our IHE services, from another third-party provider partner of such services. Such a decision could result in reductions to the fees and changes to the scope of services contemplated by our existing contractual relationships and consequently could negatively impact our revenues, business and prospects.

In our Home & Community Services segment, our business model and growth depends heavily on achieving various operational efficiencies with our provider network, which benefits from increased geographic density of our customers’ members. As the total number of our customers’ members increases, and as those members’ geographic density increases, we are increasingly able to efficiently send our providers to any neighborhood across the country, as needed. If a significant customer terminates its relationship with us, it could impact the geographic density of members we reach and make it less efficient for us to operate in certain jurisdictions, or we may need to increase our prices, which would negatively affect our business, results of operations and financial condition.

Because we rely on a limited number of health plans and provider partners for a significant portion of our revenues, we depend on the creditworthiness of these health plans and provider partners. Our customers are subject to a number of risks including the impact of COVID-19, reductions in payment rates from governmental programs, higher than expected healthcare costs and lack of predictability of financial results when entering new lines of business, particularly with high-risk populations. If the financial condition of our health plan and provider partners decline, or if there are delays in receiving payment due to internal payment policies or claims systems issues, our credit risk could increase. Should one or more of our significant customers declare bankruptcy, be declared insolvent or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenues, the collectability of our accounts receivable, our bad debt reserves and our net income.

A large portion of our revenues are substantially dependent on BPCI-A.

In our Episodes of Care Services segment, revenues from BPCI-A services and, previously BPCI services, provided to our customers represented approximately 25% of our total revenue and over 90% of our Episodes of Care Services segment revenue in 2020. We contract directly with CMS and enter into back-to-back contracts with healthcare providers participating in the BPCI-A program. CMS has identified certain circumstances that could result in termination of our agreements under BPCI-A. CMS reserves the right to terminate a participant agreement as a result of any of the following factors, among others: (i) for issues warranting termination, if not addressed sufficiently, including, but not limited to, failure to comply with Medicare program requirements, rules or regulations; (ii) actions that threaten the health or safety of a beneficiary or other patient; or (iii) submission of false data or false representations, warranties, or certifications in connection with any aspect of BPCI-A. Termination could also result from changes to payment or program structures, such as: certain states entering an arrangement with CMS to implement a global or per-capita payment for services furnished to a population that includes BPCI-A beneficiaries; CMS determining that it no longer has the funds to support BPCI-A or that the BPCI-A voluntary episode payment model (the “Model”) should be terminated for other reasons; or CMS terminating or modifying the Model for any reason, including pursuant to Section 1115A(b)(3)(B) of the Social Security Act, which permits the Secretary of the U.S. Department of Health and Human Services (“HHS”) to terminate or modify the design and implementation of a model after testing has begun if the Secretary determines that model does not meet certain criteria. If we were to lose one or more of our contracts with CMS, our business, results of operations and financial condition would be materially and adversely affected.

Participation in the BPCI-A program was locked in place at the end of 2020 through the end of the program in 2023, meaning that new healthcare providers will not be able to enter the program, and participating healthcare providers will not be able to choose to participate in any additional episode types. Accordingly, our ability to grow our business under the BPCI-A program requires us to maximize savings rates and, in turn, our revenue. In addition, in September 2020, CMS announced changes to BPCI-A for 2021. These changes include an adjustment to the baseline period on which clinical episode prices are calculated, such that prices for 2021 will be calculated on the basis of historical experience that includes the first year of the BPCI-A program. As a result, benchmark episode prices could be lower than in prior years because BPCI-A care redesign and savings measures will be reflected in a portion of the benchmark period. In addition, CMS announced changes to the pricing methodology by which benchmark episode prices will be calculated, which could impact both (i) provider demand to take on certain episodes (and therefore affect program size), and (ii) savings rate opportunities. Further, when healthcare providers selected episodes for 2021 at the end of 2020, CMS required such selections to be made in groups of similar episodes, rather than individually. For example, a healthcare provider that previously only participated in hip replacement episodes may also be required to participate in knee and shoulder replacement episodes as well. This could impact provider demand for various episodes and correspondingly affect program size. Moreover, the clinical episodes selected by healthcare providers for 2021 will also apply to 2022 and 2023, meaning the selections will be binding through 2023. Any of these changes could lead to a decline in the program size and/or savings rates we are able to achieve for our BPCI-A services.

The BPCI-A Program in its current form expires at the end of 2023, and it is not currently clear whether the BPCI-A program will be renewed in 2023, or if renewed, what form it will take. If the BPCI-A program is not renewed at the end of 2023, and we have not diversified our revenue streams in our Episodes of Care Services segment by that time, our business, results of operations and financial condition will be negatively affected due to our substantial dependence on the BPCI-A program in this segment. Even if the BPCI-A program is renewed, if CMS materially changes the BPCI-A program as compared to its current form, our business, results of operations and financial condition could also be negatively affected. For example, the predecessor BPCI program (“BPCI Classic”) expired in the third quarter of 2018 and CMS launched the BPCI-A program in the fourth quarter of 2018. CMS made significant changes to BPCI-A as compared to BPCI Classic, including reducing the number of episodes that can be managed and modifying the definitions for many of the episodes, as well as opening the program up to new provider partners (most of whom did not have prior experience participating in episode of care programs). CMS also increased the discount used to generate the benchmark episode price from 2% to 3%. This had the effect of increasing the savings threshold that must be achieved before we are able to earn our administrative fee, or any incremental savings that are shared with our provider partners and ultimately reduced our savings rate beginning in 2019 compared to the savings rate achieved under BPCI Classic in 2018. CMS could make similarly material changes to BPCI-A in 2023 or earlier. If the BPCI-A program is not renewed at the end of 2023, or is amended in any material way following the expiration of the current program in 2023, and we are not able to adapt our product offerings quickly in response to any changes to the program, our business, results of operations and financial condition will be negatively affected.

Our business depends on our ability to maintain and grow our network of high-quality providers. If we are unable to do so, our future growth would be limited and our business, financial condition and results of operations would be harmed.

Our success is dependent upon our continued ability to maintain and grow our credentialed network of high-quality providers. We compete with numerous healthcare providers, primarily hospitals, post-acute care facilities, telehealth operators and locum tenens staffing agencies in attracting and retaining physicians and nurse practitioners. As a result, providers could refuse to contract with us, limit or reduce the number of hours they allocate to work for us under their contracts, be unavailable or otherwise decline to work during key hours of the business day, demand higher payments or take other actions that could result in higher operating costs or less attractive service for our customers. In some markets, the lack of availability of providers has become a significant operating issue and could continue to be a significant operating issue in the future. This shortage may negatively impact our future growth and require us to continue to increase the fees we pay our providers in order to recruit and retain qualified providers.

Identifying high-quality providers, credentialing and negotiating contracts with them and evaluating, monitoring and maintaining our network requires significant time and resources. We employ the great majority of our providers on an independent contractor basis. If we are not successful in maintaining our relationships with providers, these providers may refuse to renew their contracts with us or may choose to spend fewer hours, or fewer key hours of the business day, working for us in lieu of our competitors. Our ability to develop and maintain satisfactory relationships with high-quality providers also may be negatively impacted by other factors not associated with us, such as regulatory changes impacting providers. In addition, the perceived value of our solutions and our reputation may be negatively impacted if the services provided by one or more of our providers are not satisfactory to customers and their members. Any such issue with one of our providers may expose us to public scrutiny, adversely affect our reputation, expose us to litigation or regulatory action, and otherwise make our operations vulnerable. Many of our providers have not provided services to us within the past 12 months and may not be available to us to meet future capacity needs. The failure to maintain or grow our selective network of providers or the failure of those providers to meet and exceed our customers’ expectations, may result in a loss of or inability to grow or maintain our customer base, which could adversely affect our business, financial condition and results of operations.

If we do not continue to innovate and provide services that are useful to customers and achieve and maintain market acceptance, we may not remain competitive, and our revenue and results of operations could suffer.

Our success depends on our ability to keep pace with technological developments, satisfy increasingly sophisticated customer requirements, and achieve and maintain market acceptance on our existing and future services in the rapidly evolving market for the management and administration of healthcare services in the United States. In addition, market acceptance and adoption of our existing and future services depends on the acceptance by health plans and provider partners as to the distinct features, cost savings and other perceived benefits of our existing and future offerings as compared to competitive alternative services. Our competitors are constantly developing products and services that may become more efficient or appealing to our customers. As a result, we must continue to invest significant resources in research and development in order to enhance our existing services and introduce new services that our customers will want, while offering our existing and future services at competitive prices. If we are unable to predict customer preferences or industry changes, or if we are unable to modify our existing and future services on a timely or cost-effective basis, we may lose customers and our business financial condition and results of operations may be harmed.

Our latest developing services include, Biopharma solutions and IHE+ in the Home & Community Services segment and the Commercial Episodes of Care solutions, TTH and ACO services in our Episodes of Care Services segment. There is no guarantee that these solutions will prove effective, achieve market acceptance or generate revenue in the long term.

If we are not successful in demonstrating to existing and potential customers the benefits of our existing and future services, or if we are not able to achieve the support of health plans and provider partners for our existing and future services, our revenue may decline or we may fail to increase our revenue in line with our forecasts. Our results of operations would also suffer if our technology and other innovations are not responsive to the needs of our customers, are not timed to match the corresponding market opportunity, or are not effectively brought to market.

We have a limited operating history with certain of our solutions, which makes it difficult to predict our future results of operations.

We went live with certain solutions very recently. For example, in 2019 and 2020 we launched our ACO services, Biopharma, IHE+, Commercial Episodes of Care and TTH program. As a result of our limited operating history with these and other solutions, as well as limited amount of time serving certain customers, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue and growth trends should not be considered indicative of our future performance. Our revenue growth could slow or decline for a number of reasons, including slowing demand for our more established solutions, but also because of a failure for customers to adopt our newer solutions, into which we have invested heavily and expect to continue to do so in the future. If our assumptions regarding the value proposition of and appropriate pricing for our newer solutions and solutions still under development prove incorrect or change based on any number of factors, our operating and financial results could differ materially from our expectations, and our business and prospects could suffer materially.

In particular, we intend to diversify our revenue streams in our Episodes of Care Services segment through our Commercial Episodes of Care program. While we have significant experience managing episodes through the BPCI-A program, our Commercial Episodes of Care program is substantially different from BPCI-A. For example, the suite of tools that we provide to customers is different, the various inputs that we use to estimate program size and savings are different and our entire administrative fee is at risk, meaning if a customer generates losses one year, we cannot recoup that through savings in a subsequent year. As a result, our experience managing episodes under BPCI-A may not translate into an ability to successfully manage episodes under our Commercial Episodes of Care program and we may not be successful at operating this program.

We operate in a competitive industry, and if we are not able to compete effectively our business would be harmed.

The market for healthcare solutions and services is intensely competitive. We compete with large and small companies that are formulating innovative ways to transition the healthcare market to value-based care with an increasing focus on treating individuals within the home. The market for services supporting this transition is a highly fragmented market with direct and indirect competitors that offer varying levels of impact to key stakeholders, such as consumers, employers, health networks, healthcare providers and health plans. Our competitive success is contingent on our ability to simultaneously address the needs of key stakeholders efficiently and with superior outcomes at scale compared with competitors. Competition in our market involves rapidly changing technologies, evolving regulatory requirements and industry expectations, frequent new product and service introductions and changes in customer requirements. If we are unable to keep pace with the evolving needs of our customers and their members and patients or continue to develop and introduce new applications and services in a timely and efficient manner while being mindful of the pricing of our solutions and those of our competitors and addressing complex regulatory requirements, demand for our solutions and services may be reduced and our business and results of operations would be harmed. In addition, if we are unable to increase savings rates within managed episodes for our BPCI-A customers, demand for our BPCI-A solutions and services may also be reduced, which would also harm our business, financial condition results of operations and prospects.

Our business and future growth are highly dependent on gaining new customers and retaining existing customers in our Home & Community Services segment and increasing savings rates under our BPCI-A solution in our Episodes of Care Services segment. We currently face competition in the healthcare industry for our services and solutions from a range of companies and healthcare providers looking to innovate in the value-based care space. Many of our competitors offer similar and/or competing services, and are continuing to develop additional products and becoming more sophisticated and effective. Our principal competitors in both of our segments also vary considerably in type and identity by market. There have also been increasing indications of interest from non-traditional healthcare providers and others to enter the in-home diagnostic and evaluative services space and/or develop innovative technologies or business activities that could be disruptive to the healthcare risk management industry. For example, many large health plans use their considerable resources to invest in building similar provider networks or technology platforms. In addition, in recent years, health plans have and may continue to acquire in-home diagnostic and evaluative services capabilities, taking what we do in-house.

As a result, some of our competitors may have longer operating histories and significantly greater resources than we do. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, regulations or customer requirements and may have the ability to initiate or withstand substantial price competition. Accordingly, new competitors may emerge that have greater market share, a larger customer base, more sophisticated proprietary technologies, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain segments of the healthcare market, which would limit our growth. In light of these factors, even if our solutions are more effective than those of our competitors, current customers may accept competitive solutions in lieu of purchasing our solutions. If we are unable to successfully compete in the value-based healthcare market, our business would be harmed.

Our sales cycle can be long and unpredictable and requires considerable time and expense. As a result, our sales, revenue, and cash flows are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.

The timing of our sales, revenue, and cash flows is difficult to predict, in particular with respect to our new sales and cross-sell efforts, because of the length and unpredictability of our sales cycle. The sales cycle for our services from initial contact to implementation of services varies widely by potential customer. Some of our potential customers undertake a significant and prolonged evaluation process to determine whether our services meet the specific needs of their organization, as well as other goals, which frequently involves evaluation of not only our services but also an evaluation of other available services. Such evaluations have in the past resulted in extended sales cycles that, due to changes in corporate objectives or leadership involved in the selection process and other factors, may result in delayed or suspended decision-making in awarding the sale. In addition, when government programs we participate in change, it can take a significant period of time for existing customers to familiarize themselves with new programs and for us to engage new customers in these programs. For example, when the BPCI Classic program expired at the end of the third quarter of 2018 and the BPCI-A program launched in the fourth quarter of 2018, it took a significant amount of time for existing customers to become accustomed to the new program and it took several months to sign up new customers to the program. As we introduce new products, we also expect there to be a lengthy onboarding process with our customers as they learn more about our services and choose when and how to adopt them. For example, in 2020, we launched our Commercial Episodes of Care business. Once we have a payor customer that wants to sponsor an episode program, we do not begin generating any revenue until we have helped them design the program, signed up provider partners to participate in the program and initiated episodes, which further extends the length of time between initial contact to full implementation of services. Further, completed episodes are retrospectively reconciled following semiannual performance measurement periods, significantly delaying cash generation. In addition, our sales cycle may become more lengthy and difficult if prospective customers slow down their decision-making about purchasing new services due to the effects of COVID-19. During the sales cycle, we expend significant time and money on sales and marketing activities, which lowers our operating margins, particularly if no sale occurs. For example, there may be unexpected delays in a potential customer’s internal processes, which involve intensive technological, legal, financial, operational, and security reviews. In addition, our services represent a significant purchase and require customers to take on risk and the significance and timing of our offering enhancements, and the introduction of new products by our competitors, may also affect our potential customers’ purchases. For all of these reasons, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed, or the period in which revenue from a sale will be recognized.

Our ability to complete IHEs can be negatively impacted by a variety of factors outside of our control.

Our ability to complete IHEs depends on the plan members provided by our customers for purposes of our target member list (“TML”) agreeing to an IHE. Our outreach to members each year generally starts with a TML which is provided by our customers or created by us from information provided by our customers, which may be supplemented or amended during the year. Our ability to complete IHEs in a period or to do so in a cost-effective manner may be negatively affected if the initial TML includes a significant number of plan members in difficult-to-reach jurisdictions or if the members on the TML are less likely to accept an IHE for any number of reasons. Decisions by our customers with respect to the TML, including a reduction in the number of members included in the TML (or the member list from which it is derived), may impact the number of IHEs we are able to complete and, as a result, our revenue. In addition, our ability to schedule and complete IHEs may also be negatively affected if we receive incorrect or incomplete contact information for plan members on the TML. We are not able to call members to schedule an IHE if we have not received their contact information directly from the member or their health plan as a result of the TCPA, and as such if the contact information provided by health plans is incomplete or incorrect, we may have difficulty scheduling IHEs with members on our TML. In addition, from time to time, our telephone numbers may be mistakenly labeled as spam by cell phone carriers. If we do not timely catch any labeling of our telephone number as spam, the numbers of members answering our calls for scheduling IHEs would fall, any of which would also have a negative impact on our ability to complete IHEs, and as a result, our revenue.

Seasonality may cause fluctuations in our sales and results of operations, and our quarterly results may fluctuate significantly, which could adversely impact the value of our Class A common stock.

Our quarterly results of operations, including our revenue, loss from operations, net loss and cash flows, have varied and may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Historically, quarterly financial results in our Home & Community Services segment have generally been lower in the fourth quarter as compared to other quarters as the volume of individuals on our TML who have yet to receive an IHE and whom we are still able to contact declines as the year progresses and we complete IHEs.

In addition, revenue in our Episodes of Care Services segment generally is higher in the second and fourth quarters. Under the BPCI-A program, we recognize the revenue attributable to episodes reconciled during each six-month episode performance measurement period over a 13-month performance obligation period that commences in the second or fourth quarter of each year, depending on the relevant contract with our provider partners. See “Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies.” As a result, during the first and third quarters of each year, we recognize three months of revenue for each of two overlapping performance obligation periods, and during the second and fourth quarter of each year, we recognize revenue relating to three overlapping performance obligation periods, representing three months of revenue from one performance obligation period, three months of revenue from a second, overlapping performance obligation period, and one month of revenue from a third, overlapping performance obligation period (representing the thirteenth month of the third performance obligation period). We also recognize episodes revenue based on our estimates of savings realized. The semiannual reconciliations for each performance measurement period under our episodes programs are received or generated in the second and fourth quarter of each year, and indicate the actual savings realized. As a result, we experience seasonality in our results of operations.

Our quarterly financial results may also fluctuate as a result of a variety of factors, many of which are outside of our control, including, without limitation, the following:

•the addition or loss of customers in either of our segments;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure, including upfront capital expenditures, costs related to provider recruitment (including incentive bonuses) and other costs related to developing new solutions and upgrading our technology;
•our ability to effectively manage the size and composition of our proprietary network of providers relative to the level of demand for services from our customers;
•the timing and success of introductions of new solutions by us; and
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies.

In addition, the seasonality of our businesses could create cash flow management risks if we do not adequately anticipate and plan for periods of comparatively decreased cash flow, which could negatively impact our ability to execute on our strategy, and in turn could harm our results of operations. Accordingly, our results for any particular quarter may vary for a number of reasons, and we caution investors to evaluate our quarterly results in light of these factors.

The information that we provide to our health plan and provider partners could be inaccurate or incomplete, which could harm our business, financial condition and results of operations.

We provide healthcare-related information for use by our health plan and provider partners. Because data in the healthcare industry is complex, fragmented in origin and inconsistent in format, the overall quality of data in the healthcare industry is poor, and we frequently encounter data issues and errors.

With respect to our health plan customers in our Home & Community Services segment, IHEs that we submit to health plans may impact data that support the RAF scores attributable to members. These RAF scores determine, in part, the revenue to which the health plans are entitled for specific members. Each health plan generally relies on us and our providers to appropriately document and support such RAF data. Each health plan also relies on us to appropriately code our IHEs. If the risk adjustment data we provide is the result of IHEs that have not been properly completed (e.g., if a provider failed to visit an individual at their home or incorrectly captured an individual’s data), unsubstantiated diagnoses or incorrect risk adjustment coding, our reputation may suffer and our ability to attract and retain future customers may be harmed. Although we have certain mechanisms in place to flag instances in which an IHE may not have taken place, given the breadth of our network, we are not able to monitor and detect all instances in which a provider fails to visit an individual. If we do not continue to improve our monitoring processes in place and a significant portion of the risk adjustment data we provide is the result of IHEs that did not actually take place, our reputation may also suffer. In addition, corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. We might be required to refund a portion of the revenue that we received, which, depending on the magnitude of the refund, could damage our relationship with the applicable health plan and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Additionally, CMS audits Medicare Advantage plans for documentation to support RAF-related payments for members chosen at random. It is possible that claims associated with members with higher RAF scores could be subject to more scrutiny in a CMS or plan audit. There is a possibility that a health plan may seek repayment from us should CMS make any payment adjustments to the Medicare Advantage plan as a result of its audits and an assessment of the RAF scores our IHEs have supported. The plans also may seek to hold us liable for any penalties owed to CMS for inaccurate or unsupportable RAF scores provided by us. In addition, because the government or a whistleblower could argue that our errors caused the plan to submit false claims to CMS, we could potentially be liable for treble damages and per-violation penalties up to $23,331 to the government under the False Claims Act (“FCA”). If a plan is found similarly liable under the FCA for submitting false claims or making false statements to CMS, it may also seek indemnification or contribution from us to the extent it believes the liability was caused by errors in the information we provided. CMS has indicated that payment adjustments will not be limited to RAF scores for the specific Medicare Advantage enrollees for which errors are found but may also be extrapolated to the entire Medicare Advantage plan subject to a particular CMS contract. CMS has described its audit process as plan-year specific and stated that it will not extrapolate audit results for plan years prior to 2011. Because CMS has not stated otherwise, there is a risk that payment adjustments made as a result of one plan year’s audit would be extrapolated to prior plan years after 2011.

There can be no assurance that one of our health plan customers will not be selected or targeted for review by CMS or that the outcome of such a review will not result in a material adjustment in our revenue and profitability.

For our episodes and care redesign solutions, we assume the risk that the cost of services provided by our customers will be higher than benchmark prices for specific episodes.

In our Episodes of Care Services segment, we receive a percentage of all savings and are responsible for a percentage of any losses generated in connection with a specific episode of care as compared to the relevant benchmark price, in addition to receiving an administrative fee that is paid out of any savings generated. As a result, our ability to generate revenue under these contracts is dependent on our provider partners’ ability to achieve cost savings compared to the relevant benchmark price for any given episode, whether that price is set by CMS under the BPCI-A program or in collaboration with the relevant health plan customer in our Commercial Episodes of Care business. If any of our provider partners are unsuccessful at achieving such cost savings, it may negatively impact our business, results of operations and financial condition.

Generally, when provider partners first enter an episode of care program, the savings rates are low as they begin to implement care redesign and integrate with our systems, which can negatively impact our revenues for certain periods. We provide a variety of tools and services to our provider partners to help them achieve savings against established benchmark prices for specific episodes. For example, using our data analytics capabilities, we help them identify individuals that will be attributed to a BPCI-A bundle early in their care journey. If we are delayed in implementing our data feed, or if we misidentify individuals likely to be attributed to a BPCI-A bundle or experience delays in identifying such individuals, our customers may be less successful at achieving cost savings, which may also adversely affect our reputation and ability to attract future customers as well as our business, financial condition and results of operations. Historically, under the BPCI Classic program, savings rates increased over time as provider partners became more comfortable with the program, implemented care redesign and integrated with our systems, and by the end of the BPCI Classic program, our savings rate was approximately 10%. There can be no assurance that the same trend will continue under the BPCI-A program, which began in late 2018, or that we will see similar trends in our other episodes-based programs.

The tools and services we provide to participants in episode of care programs are in part covered by our administrative fees, which are paid out of any savings generated and are therefore at risk. Under many of our contracts, we are able to carry forward administrative fees not covered by savings in a given period. However, under certain contracts, in particular in our new Commercial Episodes of Care business, we do not in all instances have the ability to recoup administrative fees out of future program savings under our contracts with our customers. Any inability to recoup our administrative fees or obligation to pay for losses associated with the costs of episodes of care exceeding the relevant benchmark price may also have a negative impact on our business, results of operations and financial condition.

There are significant risks associated with estimating the program size and the amount of savings that we may be able to achieve under our agreements with health plans and provider partners under the BPCI-A program and other episode-based programs that we manage, and if our estimates of revenue are materially inaccurate, it could impact the timing and the amount of our revenue recognition or have a material adverse effect on our business, results of operations, financial condition and cash flows.

There are significant risks associated with estimating the amount of revenues that we recognize under our agreements with health plans and provider partners in a reporting period. Our revenue recognition for each semiannual reconciliation under the BPCI-A program is tied to a 13-month performance obligation for an episode of care beginning at the start of the episodes of care through receipt and validation of the semiannual reconciliation from CMS as well as the provision and explanation of statements of performance under the program to each of our customers. The transaction price is 100% variable and therefore we estimate an amount that we expect to be entitled to receive for each six-month set of episodes of care eligible for the program from our customers. We have similar variable transaction prices and periods over which we satisfy our performance obligation in the other episode-based contacts that we manage.

Under the BPCI-A program, for each partner agreement, we charge an administrative fee, which is based on a stated percentage of program size, and receive a defined share of program savings or losses, if any. Under certain contracts, our administrative fees and share of program savings or losses decrease as program size increases. In order to estimate this variable consideration, we estimate the expected program size as well as the expected savings rate for each six-month period of episodes of care. The estimate is performed both at the onset of each performance measurement period based on information available at the time and at the end of each reporting period. We adjust our estimates at the end of each performance measurement period, generally in the second and fourth quarter each year, and may further adjust at the end of each reporting period to the extent new information indicates a change is needed. Although our estimates are based on the information available to us at each reporting date, several factors may cause actual revenue earned to differ from the estimates recorded each period. These include, among others, limited historical experience as the current BPCI-A program only commenced in the fourth quarter of 2018 and the first reconciliation was not received until the fourth quarter of 2019, CMS-imposed restrictions on the definition of episodes and benchmark prices, healthcare provider participation and other limitations of the program beyond our control. In addition, in response to the COVID-19 pandemic, CMS has announced changes to the BPCI-A program that have allowed healthcare providers to exclude episodes under certain circumstances. This has introduced additional uncertainty into our ability to accurately estimate program size and savings. See “—Our operations have been, and may continue to be, significantly disrupted by the COVID-19 pandemic, and our business, financial condition and results of operations have been negatively impacted.”

We may not realize the benefits of our combination with Remedy Partners.

Our business is the product of various strategic combination transactions and there is no guarantee that the benefits of such combinations will be realized. In particular, our core businesses—payment models based on individual episodes of care and in-home patient health risk assessments—reflect the disparate businesses of legacy Remedy Partners and legacy Signify Health, respectively. We combined with Remedy Partners at the end of 2019 in an effort to become integral to how health plans and healthcare providers successfully implement value-based payments. Although we believe we have successfully integrated Remedy Partners into our operations, our revenue is generated from contracts with our customers within our two operating segments, Home & Community Services and Episodes of Care Services, that largely reflect the legacy businesses of Remedy Partners and Signify Health, respectively. These businesses have historically operated as two separate businesses and many of their operations are still being integrated. There remain significant questions as to whether the market will adopt our discrete solutions in a holistic and integrated fashion, if our customers only utilize a portion of our offerings in a selective manner it could materially impair our ability to drive value-based healthcare payment in a meaningfully way. Ultimately, this could impact our ability to convince customers of the benefits of our model and value proposition, which could materially adversely affect our business, results of operations and financial condition.

Changes in our health plan and provider partner mix could adversely affect our revenues and results of operation.

The amounts we receive for our services in our Home & Community Services segment are determined by a number of factors, including each health plan’s negotiated contract, the number of IHEs completed and the number and type of ancillary services selected by each health plan. Health plan mix can affect the average per-visit fee, the geographic mix of plan members we are visiting, the mix of members that are Medicare versus Medicaid recipients and the selection of IHE, vIHE or IHE+ solutions, which can also influence factors such as the conversion rate associated with the number of members who agree to receive IHEs, the total number of IHEs completed and number of ancillary services selected by the health plan for its members.

The amounts we receive for our services in our Episodes of Care Services segment are similarly determined by a number of factors, including the terms of each health plan or provider partner’s negotiated contract, the amount of our administrative fee, our share of episode savings and risk for episode losses and the health plans’ and provider partners’ share of savings, as well as the overall program size and the savings rate generated (and therefore are at risk) under each managed episode. We receive a percentage of the total program size as an administrative fee that is paid out of any savings generated and a portion of the net savings generated, if any, upon completion of an episode. Provider partner mix impacts the type of episodes managed, our administrative fee and our savings rate.
Risks Related to Our Limited Operating History, Financial Position and Future Growth

We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.

We have incurred net losses on an annual basis since our inception in 2009. We incurred net losses of $14.5 million and $28.5 million for the years ended December 31, 2020 and 2019, respectively. Our accumulated deficit as of December 31, 2020 was $82.0 million. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing expenses as we continue to grow our business. We may continue generating losses as we expect to invest heavily in increasing our products and services, expanding our operations, hiring additional employees and operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from revenue from our products, the sale of our equity and services and the incurrence of indebtedness. Although our cash flow from operations was positive for the years ended December 31, 2020 and 2019, we may not generate positive cash flow from operations or profitability in any given period, and our limited operating history may make it difficult for you to evaluate our current business and our future prospects. Moreover, under the Amended LLC Agreement that Cure TopCo entered into in connection with the Reorganization Transactions, we may elect to satisfy the rights of the Continuing Pre-IPO LLC Members to redeem their LLC Units in cash instead of through the issuance of additional shares of Class A common stock. If the Continuing Pre-IPO LLC Members exercise their redemption rights over a significant portion of their LLC Units and we elect to satisfy those redemptions in cash, it may also negatively impact our cash position in future periods.

Investments in our business may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, they may not result in increased revenue or growth in our business. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which would be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations and financial condition would be adversely affected. Our failure to achieve or maintain profitability could negatively impact the value of our Class A common stock.

Our future revenues may not grow at the rates they historically have, or at all.

We have experienced significant growth since our inception in 2009. Our relatively limited operating history makes it difficult to evaluate our current business and prospects and plan for our future growth. Revenue and our customer base may not grow at the same rates they historically have, or they may decline in the future. Our future growth will depend, in part, on our ability to:

•continue to attract new customers and maintain existing customers;
•price our solutions effectively so that we are able to attract new customers, expand sales to our existing customers and maintain profitability;
•demonstrate the value our solutions provide;
•expand our solutions to meet changing customer demands;
•achieve increasing savings for our customers;
•retain and maintain relationships with high-quality and respected providers; and
•attract and retain highly qualified personnel to support all customers.

We may not successfully accomplish all or any of these objectives, which may affect our future revenue, and which makes it difficult for us to forecast our future results of operations. In addition, if the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, it may be difficult for us to achieve profitability. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth.

In addition, we expect to continue to expend substantial financial and other resources on:
sales and marketing;
•new solutions;
•our technology infrastructure, including systems architecture, scalability, availability, performance and security;
•acquisition of businesses to help achieve our growth strategy; and
•general administration, including increased legal and accounting expenses associated with being a public company.

These investments may not result in increased revenue growth in our business. If we are unable to increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position, and results of operations will be harmed, and we may not be able to maintain profitability over the long term. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors, such as burdens resulting from regulatory compliance and unexpected regulatory developments, that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, we may not maintain profitability in the future, our business, financial position and results of operations may be harmed.

We may be unable to successfully execute on our growth initiatives, business strategies, or operating plans.

We are continually executing on growth initiatives, strategies, and operating plans designed to enhance our business and extend our existing and future offerings to address evolving needs. For example, in 2019 and 2020, we developed our vIHE to address COVID-19 challenges, our TTH, ACO and Commercial Episodes services to expand our reach in the post-acute care management space, and our Biopharma and Signify Community services to expand our offerings in the in-home evaluation and care management space. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies, and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve, or it may be more costly to do so than we anticipate. A variety of risks could cause us not to realize some or all of the expected benefits in the anticipated time period, or at all. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies, and operating plans, increased difficulty and cost in implementing these efforts, including difficulties in complying with regulatory requirements, the incurrence of other unexpected costs associated with operating our business, and lack of acceptance by our customers. Moreover, our continued implementation of these programs may disrupt our operations and performance. We also pride ourselves on our culture of compliance. As we continue to grow and add additional personnel to our teams, we may find it difficult to maintain this culture of compliance, which could negatively impact our future success. For example, as we grow our Commercial Episodes solution, we will need to increase the number of clinical episodes that we administer. If we are unable to hire additional personnel to process these claims in a timely and compliant manner, our ability to grow this solution may be negatively impacted. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the growth we realize from any of our solutions is less than we estimate or the implementation of these growth initiatives, strategies, and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business may be harmed.

Our level of indebtedness may increase and reduce our financial flexibility.

As of December 31, 2020, we had approximately $412.5 million of debt outstanding under our Credit Agreement. Despite this level of indebtedness, we may incur substantial additional indebtedness under the Credit Agreement or otherwise in the future. Our borrowings, current and future, will require interest payments and need to be repaid or refinanced, which could require us to divert funds identified for other purposes to debt service and could create additional cash demands or impair our liquidity position and add financial risk for us. Diverting funds identified for other purposes for debt service may adversely affect our business and growth prospects. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets, reduce or delay expenditures or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

Our level of indebtedness could affect our operations in several ways, including the following:

•a significant portion of our cash flows could be used to service our indebtedness;
•it may be difficult for us to satisfy our obligations with respect to our debt;
•the covenants contained in the Credit Agreement or in future agreements governing our outstanding indebtedness may limit our ability to borrow additional funds, dispose of assets and make certain investments;
•our debt covenants may also affect our flexibility in planning for, and reacting to, changes in the economy and in our industry;
•a high level of debt would increase our vulnerability to general adverse economic and industry conditions;
•a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged and therefore may be able to take advantage of opportunities that our indebtedness would prevent us from pursuing; and
•a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions or other purposes.

If we are unable to generate sufficient cash flows to pay the interest on our debt, future working capital, borrowings or equity financing may not be available to pay or refinance such debt. See “Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources—Indebtedness.”
Risks Related to Governmental Regulation

If we are unable to effectively adapt to changes in the healthcare industry, including changes to laws and regulations regarding or affecting the U.S. healthcare reform, our business may be harmed.

Due to the importance of the healthcare industry in the lives of all Americans, federal, state, and local legislative bodies frequently pass legislation and promulgate regulations relating to healthcare reform or that affect the healthcare industry. As has been the trend in recent years, it is reasonable to assume that there will continue to be increased government oversight and regulation of the healthcare industry in the future. This may be particularly true in coming years as a result of the COVID-19 pandemic. We cannot assure you as to the ultimate content, timing or effect of any new healthcare legislation or regulations, nor is it possible at this time to estimate the impact of potential new legislation or regulations on our business. It is possible that future legislation enacted by Congress or state legislatures, or regulations promulgated by regulatory authorities at the federal or state level, could adversely affect our business by making our solutions obsolete or making it difficult or impossible to create new service offerings. In particular, any changes to Medicare, Medicaid or other governmental healthcare programs, as well as newly promulgated constraints on data sharing, could negatively impact demand for our solutions, such as IHEs, or decrease participation, or result in the discontinuation of, government programs like BPCI-A, which could have a material adverse effect on our business, financial condition and results of operations.

While we believe that we have structured our agreements and operations in material compliance with applicable healthcare laws and regulations, there can be no assurance that we will be able to successfully address changes in the current regulatory environment. We believe that our business operations materially comply with applicable healthcare laws and regulations. However, some of the healthcare laws and regulations applicable to us are subject to limited or evolving interpretations, and a review of our business or operations by a court, law enforcement or a regulatory authority might result in a determination that could have a material adverse effect on us. Furthermore, the healthcare laws and regulations applicable to us may be amended or interpreted in a manner that could have a material adverse effect on our business, prospects, results of operations and financial condition.

If our providers are characterized as employees, we would be subject to adverse effects on our business and employment and withholding liabilities.

We structure the majority of our relationships with our providers in a manner that we believe results in an independent contractor relationship, not an employee relationship. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. Although we believe that our providers are properly characterized as independent contractors, individuals, interest groups, tax or other regulatory authorities have in the past and may in the future challenge our characterization of these relationships. For example, we have been subject to allegations, lawsuits and inquiries challenging our characterization of these relationships in the past. While these past challenges have not had a material impact on us, there can be no assurance that similar challenges in the future will not have a material impact our business. If regulatory authorities or state or federal courts were to determine that our providers are employees, and not independent contractors, our mobile network of providers would be disrupted and we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes and to pay unemployment and other related payroll taxes. We would also be liable for unpaid past taxes, subject to penalties and increased operating costs moving forward. As a result, any determination that our providers are our employees could have a material adverse effect on our business, financial condition and results of operations.

Changes in the rules governing Medicare or other federal healthcare programs could have a material adverse effect on our financial condition and results of operations.

In our Home & Community Services segment, the majority of our revenues are derived from IHEs, which support our customers’ participation in Medicare Advantage. The Medicare program and related programs under Medicare are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions. Likewise, in our Episodes of Care Services segment, we generate the majority of our revenue through the BPCI-A program, which is also intended to benefit Medicare members. The BPCI-A program was established and is administered by CMS Center for Medicare & Medicaid Innovation (“CMMI”). In turn, the Patient Protection and Affordable Care Act, as amended by the Health Care Education and Reconciliation Act (collectively, the “ACA”), established and continues to provide funding for CMMI and its initiatives, including the BPCI-A program. If the ACA were repealed or replaced, the BPCI-A program could be eliminated as a result, which would have an adverse effect on our business, results of operations and financial condition.

Since its enactment, there have been judicial and congressional challenges to certain aspects of the ACA, as well as efforts by the prior administration to repeal or replace certain aspects of the ACA. It is unclear at this time if such challenges to amend the ACA will continue. For example, the Tax Cuts and Jobs Act of 2017 (“TCJA”) includes a provision reducing to $0, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was modified under the TCJA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and the Court held oral arguments on November 10, 2020. The case is expected to be decided by June 2021.

Through Executive Orders issued January 28, 2021 and other actions, the new Administration has signaled its strong support for the Affordable Care Act. It has taken steps to reverse various actions by the prior Administration in an effort to strengthen Medicaid and the Affordable Care Act. At this time, we cannot predict the effect on our business of the ultimate decision by the Supreme Court regarding the Affordable Care Act or future action by the Administration and/or Congress with respect to the Affordable Care Act and other aspects of the healthcare system.

The results of the 2020 U.S. presidential and congressional elections have created regulatory uncertainty, including with respect to the U.S. government’s role, in the U.S. healthcare industry. As a result of such elections, there are renewed and reinvigorated calls for health insurance reform, which could cause significant uncertainty in the U.S. healthcare market, could increase our costs or decrease our revenues or inhibit our ability to sell our services. We cannot predict with certainty what impact any federal and state health reforms will have on us, but such changes could impose new and/or more stringent regulatory requirements on our activities or adversely affect our business, results of operations and financial condition.

While specific changes and their timing are not yet apparent, enacted reforms and future legislative, regulatory, judicial, or executive changes, particularly any changes to Medicare or other federal health care programs, could have a material adverse effect on our business, results of operations, financial condition and cash flows. On September 10, 2020, the Office of the Inspector General (“OIG”) of HHS issued a report criticizing the use of in-home health risk assessments (which we refer to as IHEs) as a basis for determining risk-adjusted reimbursement rates under the Medicare Advantage program. The OIG report found that some Medicare Advantage plans may be using IHEs to collect diagnoses and maximize risk-adjusted payments without improving care coordination or follow-up care. The report also raised potential payment integrity concerns that inaccurate or unsupported diagnoses could result in inappropriate risk-adjustment payments. In the report, OIG recommended that CMS provide targeted oversight of (i) the parent organizations of the Medicare Advantage Organizations (“MAOs”) that drove most of the risk-adjusted payments resulting from IHEs and (ii) the MAOs that drove most of the risk-adjusted payments resulting from IHEs for beneficiaries who had no other service records in the encounter data. CMS responded to OIG and agreed with both recommendations.

OIG also recommended that CMS (i) require MAOs to implement best practices to ensure care coordination for diagnoses identified in IHEs, (ii) reassess the risks and benefits of allowing IHEs to be used as sources of diagnoses for risk adjustment, and reconsider excluding such diagnoses from risk-adjustment; and (iii) require MAOs to flag any MAO-initiated HRAs in their encounter data. CMS responded to the OIG and disagreed with each of these three recommendations. If, in the future, CMS were to adopt restrictions on the use of IHEs as a basis for determining risk-adjusted reimbursement rates, it could have a material adverse effect on demand for IHEs by Medicare Advantage plans.

There is also uncertainty regarding Medicare Advantage beneficiary enrollment, which, if reduced, would reduce our overall revenues and net income. Although Medicare Advantage and other health plan enrollment increased by approximately 9.7 million, or by 83%, between the enactment of the ACA in 2010 and 2018, there can be no assurance that this trend will continue. Because IHEs are primarily provided to Medicare Advantage members, uncertainty over Medicare Advantage enrollment presents a continuing risk to our business.

In our Home & Community Services segment, we are increasingly realizing opportunities through Medicaid managed care organizations. Medicaid is co-funded by federal and state governments; as a result, the regulations governing the program vary from state to state. With more Americans receiving health care coverage from Medicaid, it is reasonable to predict significant and varying efforts to contain Medicaid spending. These efforts, whether promulgated by CMS or approved via a program waiver, could disrupt existing or emerging business lines. Further, if the ACA were repealed or replaced, Medicaid enrollment could be significantly reduced as a result. The ACA gives states the option to expand the financial eligibility for Medicaid benefits from 100% of the federal poverty level to 133% of the federal poverty level. To date, 38 states and the District of Columbia have adopted the Medicaid expansion. If the ACA were repealed and any such states reduced the levels at which individuals qualified for Medicaid, it could reduce our Medicaid business and have an adverse effect on our business, results of operations and financial condition.

If we fail to adhere to all of the complex government laws and regulations that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price.

Our operations are subject to extensive federal, state and local government laws and regulations, such as:

•federal and state anti-kickback laws, which prohibit the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid;
•the FCA and associated laws that impose civil and criminal liability on individuals or entities that knowingly submit or cause to be submitted, false or fraudulent claims for payment to the government or knowingly make, or cause to be made, a false statement material to a false claim;
•the Civil Monetary Penalty statute and associated regulations, which authorizes the government agent to impose civil money penalties, an assessment, and program exclusion for various forms of fraud and abuse involving the Medicare, Medicaid and other federal healthcare programs;
•federal and state laws regarding the collection, use and disclosure of personally identifiable information (“PII”) or protected health information (“PHI”) (e.g., the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their implementing regulations (collectively known as “HIPAA”)), 42 C.F.R. Part 2, state laws, etc., and related laws regarding communications with individuals and the more recent information blocking and interoperability regulations;
•federal and state laws governing the manufacture, distribution, storage, handling, shipment, disposal and/or dispensing of pharmaceuticals and blood products and other biological materials;
•state and federal statutes and regulations that govern workplace health and safety;
•state laws governing the corporate practice of medicine and fee splitting;
•federal and state laws and policies that require healthcare providers and/or sites of care to maintain licensure, certification or accreditation to provide professional healthcare services, to report certain changes in their operations to regulatory oversight agencies and, in some cases, seek new licensure when changes in direct or indirect ownership occur; and
•federal and state laws pertaining to the provision of services by nurse practitioners and physician assistants in certain settings, physician supervision of those services, and reimbursement requirements that depend on the types of services provided and documented and relationships between physician supervisors and nurse practitioners and physician assistants.

Moreover, the various laws and regulations that apply to our operations are often subject to varying interpretations and may be conflicting, and additional laws and regulations potentially affecting our customers continue to be promulgated that may impact us. As we expand our business lines, we may cross into differing regulations and regulatory structures with which we may have less experience or familiarity. A violation or departure from any of the legal requirements implicated by our business may result in, among other things, government audits, significant fines and penalties, the potential loss of certification, recoupment efforts or voluntary repayments termination of customer contracts. These legal requirements may be civil, criminal, contractual or administrative in nature depending on the law or requirement.

We endeavor to comply with all legal requirements. We further endeavor to structure all of our relationships with providers in our mobile network and provider partners we work with in our episodes of care programs to comply with state and federal anti-kickback and Stark physician self-referral laws, as well as the various state prohibitions against the corporate practice of medicine, fee splitting and other applicable healthcare laws. We utilize considerable resources to monitor laws and regulations and implement necessary changes. However, the laws and regulations in these areas are complex, changing and often subject to varying interpretations. As a result, there is no guarantee that we will be able to adhere to all of the laws and regulations that apply to our business and there may be insufficient reporting for the detection and prevention of fraud, waste and abuse, and any failure to do so could have a material adverse impact on our business, results of operations, financial condition, cash flows and reputation.

Additionally, the federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare, Medicaid and other federally funded health care programs. Such liability can attach to individuals or entities that do not directly submit claims if they knowingly or recklessly provide material false information to the entity submitting claims. For example, if an IHE with inaccurate diagnosis data is used by a plan customer to seek additional Medicare reimbursement, we could be held liable under these statutes if the requisite knowledge or reckless disregard of the inaccuracy exists. Moreover, amendments to the federal Anti-Kickback Statute (“AKS”) in the ACA make claims resulting from AKS violations potentially subject to liability under the FCA, including qui tam or whistleblower suits. The penalties for a violation of the FCA range from $5,500 to $11,000 (amounts not adjusted for inflation) for each false claim, plus three times the amount of damages caused by each such claim, which generally means the amount received directly or indirectly from the government. Most recently, on June 19, 2020, the Department of Justice (“DOJ”) issued a final rule announcing adjustments to FCA penalties, under which the per claim penalty range increases to a range from $11,665 to $23,331 for penalties assessed after June 19, 2020, so long as the underlying conduct occurred after November 2, 2015. Given the number of claims submitted by our provider partners based on information supplied by us, the potential is high for substantial penalties in connection with any alleged FCA violations.

In addition to the provisions of the FCA, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government or have caused such claims to have been submitted.

If any of our operations are found to violate these or other government laws or regulations, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price, including:

•suspension or termination of our participation in government payment programs or in the demand for our services by Medicare Advantage plans and/or Medicaid managed care organizations;
•refunds of amounts received in violation of law or applicable payment program requirements dating back to the applicable statute of limitation periods;
•criminal or civil liability, fines, damages or monetary penalties for violations of healthcare fraud and abuse laws, including the AKS, Civil Monetary Penalties Law, Stark Physician Self-Referral Law and FCA, or other failures to meet regulatory requirements;
•enforcement actions and/or criminal prosecution by governmental agencies and/or state law claims for monetary damages by individuals who believe their PHI has been used, disclosed or not properly safeguarded in violation of federal or state patient privacy laws, including HIPAA and the Privacy Act of 1974;
•imposition of, and compliance with, Corporate Integrity Agreements that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our business practices, which could lead to potential fines, among other things; and
•harm to our reputation which could negatively impact our business relationships, affect our ability to attract and retain customers, individuals and providers, affect our ability to obtain financing and decrease access to new business opportunities, among other things.

Our use, disclosure, and other processing of PII, including PHI, is subject to HIPAA and other federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our customer base and revenue.

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, creation, receipt, transmission, storage and other processing of PHI and PII. These laws and regulations include HIPAA, 42 C.F.R. Part 2, and a range of other federal and state laws that protect data pertaining to specific conditions, such as HIV/AIDS, genetic disorders, mental and behavioral health, as well as more broadly to PII. HIPAA implemented the use of standard transaction code sets and standard identifiers that covered entities and their business associates must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims. HIPAA establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. We may be acting as a covered entity in certain instances and as a business associate in other instances. As a business associate to our customers, we are also obligated to additional contractual requirements. Other federal and state laws require additional levels of protection over discrete sets of data that we handle in our day-to-day business.

These laws require us and those with whom we do business to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. As a result of the COVID-19 pandemic, HHS’s Office for Civil Rights (“OCR”), which enforces HIPAA, has issued a notice of enforcement discretion for telehealth remote communications, which states that OCR will exercise its enforcement discretion and will not impose penalties for noncompliance with regulatory requirements under HIPAA against HIPAA-covered healthcare providers in connection with the good-faith provision of telehealth during the COVID-19 nationwide public health emergency. During the COVID-19 pandemic, our vIHEs have at times been conducted using several applications that allow for audio-video communications, such as Apple Face Time, which OCR has stated that covered healthcare providers may use without risk that OCR might seek to impose a penalty for noncompliance with HIPAA. OCR has also stated that it will not impose penalties against covered healthcare providers for the lack of a HIPAA Business Associate Agreement with video communication vendors (such as Apple) or any other noncompliance with HIPAA that relates to the good-faith provision of telehealth services during the COVID-19 nationwide public health emergency.

HIPAA imposes mandatory penalties for certain violations. Penalties for violations of HIPAA and its implementing regulations have varied, with larger breaches for some organizations ranging from a couple million dollars to a $16 million penalty for one breach. HIPAA also authorizes state attorney generals to enforce the law on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI or PII. Moreover, many state laws do create state-specific private rights of action for conduct that would otherwise violate HIPAA or state law obligations. Class-action lawsuits are becoming an expected and more common occurrence in cases of breaches.

In addition, HIPAA mandates that the HHS Secretary conduct periodic compliance audits of HIPAA covered entities and business associates for compliance with the HIPAA Privacy and Security Standards and an investigation especially in instances in which a breach affects over 500 individuals. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the civil monetary penalty paid by the violator.

HIPAA further requires that individuals be notified of any acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain limited exceptions. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach,” but many state laws require notification within a shorter time frame, such as within five calendar days of discovery, even if the full extent of the breach is not known. If a business associate is acting as an agent of a covered entity, then the covered entity must provide the required notifications to individuals based on the time when the business associate discovered the breach. If a breach affects 500 individuals or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting 500 individuals or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.

In addition to HIPAA, numerous other federal and state laws and regulations designed to protect the collection, use, confidentiality, privacy, availability, creation, receipt, transmission, storage, integrity and security of PHI and other types of PII have been enacted, including the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020. The effects of the CCPA are potentially far-reaching and may require us to modify certain of our policies and practices regarding the collection, use, processing, and sharing of certain personal information. Privacy and data security statutes and regulations vary from state to state, and these laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules. These laws and regulations are often uncertain, contradictory, and subject to changing or differing interpretations. We expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future, and the interpretations of existing laws to change. In the event that new data security laws are implemented, we may not be able to timely comply with such requirements, compliance with such requirements could require expending significant resources, or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could subject us to significant liability for noncompliance. In addition, our failure to adequately train or monitor our workforce with respect to the requirements of applicable privacy and data security laws and regulations, and our own policies and procedures, has exposed, and may in the future expose, us to risks, including risks resulting from inadvertent disclosures or unintentional acquisitions of, access to, or uses of PHI or PII. The complex, dynamic legal landscape regarding privacy, data protection and information security creates significant compliance challenges for us, potentially restricts our ability to collect, use and disclose data, and exposes us to additional expense, and, if we cannot comply with applicable laws in a timely manner or at all, adverse publicity, harm to our reputation, and liability. While we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy, data protection, and information security, some PHI and other PII or confidential information is transmitted to us by third parties (including, but not limited to, vendors and other service providers), who may not implement adequate security and privacy measures, and it is possible that laws, rules and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit PHI and other PII or confidential information to us. If we or these third parties are found to have violated such laws, rules or regulations, such violations could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business and reputation. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems or compliance procedures in a manner that is adverse to our business.

We take steps to ensure that our policies and procedures describing how we handle and protect PHI and other PII are documented as appropriate and required by law. As appropriate, employees and third parties are trained and informed on such policies and procedures. If we or our employees do not comply with our own policies and procedures, including those regarding PHI and other PII, or if our security practices are found to be inadequate, we may be subject to claims of unfair or deceptive business practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims, and complying with regulatory or court orders. Any of the foregoing consequences could have a material adverse impact on our business and our financial results.

Evolving government regulations may result in increased costs or adversely affect our results of operations.

In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion, or reinterpretation of various laws and regulations. There could also be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us, and we cannot predict all the ways in which implementation of such laws and regulations may affect us. Furthermore, both state and federal regulation of managed care typically lag behind innovation. As a result, there is uncertainty as to how our offerings will be viewed by future lawmakers and/or regulators. Similarly, the predilections of the current regulators impact how laws and regulations are interpreted, applied and enforced. Compliance with future laws and regulations or the regulators’ interpretations of the laws and regulations may require us to change our practices at an undeterminable, and possibly significant, initial and annual expense. These additional monetary expenditures may increase future overhead, which could harm our business. Take, for example, the possibility that additional governmental action is taken to address the COVID-19 pandemic. In June 2020, CMS permitted participants in BPCI-A to opt out of both upside and downside risk entirely for 2020 or carve out the episodes in 2020 in which the patient was ultimately diagnosed with

COVID-19, which negatively impacted our revenues during 2020. In addition, CMS subsequently announced that all episodes in 2021 with a COVID-19 diagnosis would automatically be excluded from reconciliation.

Currently, in the states in which we operate, we believe we comply with all applicable material regulations, but, due to the uncertain regulatory environment, there is always the concern that a state may determine that we are in violation of its laws and regulations. There is also the possibility that, due to an obscure interpretation or application, a state regulator could impose requirements that may be costly to us. We cannot predict all the ways in which implementation of such laws and regulations may affect us. To comply with the regulator’s interpretations, we could be required to modify our existing and future offerings in such states in a manner that undermines our existing and future services’ attractiveness to our customers. We could be subject to administrative action that results in fines, penalties and cease and desist orders. The regulatory environment may be so hostile to our business model that we elect to terminate our operations in such states. In each case, our revenue may decline and our business, financial condition, and results of operations could be adversely affected.

Additionally, the introduction of new offerings, including a Commercial Episodes of Care based on prospective payments rather than retrospective reconciliations, may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require licensure or certification under state law, increased security measures and/or expenditure of additional resources to monitor state regulation. Failure to comply with regulations implicated by the prospective payment model could delay or possibly prevent our existing and future offerings from being extended to our customers, which could harm our business.

Our employment of and contractual relationships with our providers may subject us to licensing and other regulatory risks.

Our engagement with and use of physicians, nurse practitioners and other health care professionals may subject us to state and other licensing and regulatory risks. Although we license and credential our providers through an in-house National Committee for Quality Insurance certified program and monitor our providers to verify their licenses are current and have not expired, we cannot guarantee that any such expiration will be immediately detected. We do not monitor the expiration of each provider’s Medicare and Medicaid enrollment status, which can pose a financial risk if a health plan rejects a claim based on a provider not being a participating provider in a particular state’s Medicare or Medicaid program at the time. In addition, our providers’ use of telehealth services related to COVID-19 also may subject us to certain licensing and regulatory risks. For example, there may be restrictions on the ability of our employed and contracted providers to provide services to individuals residing in states outside of the state or states in which such providers are licensed or registered or meet applicable state telehealth delivery requirements. The services provided by our providers may be restricted by state regulatory requirements and subject to review by state or other regulatory bodies. In addition, any activities conducted by our providers that are in violation of practice rules could subject us to fines or other penalties. For example, as we expand our solutions to provide new services, our providers could be found to be practicing outside the scope of their respective licenses in violation of applicable laws. Further, if one of our providers is found to be acting outside the scope of their professional license in violation of the applicable state’s practice laws, such activity could result in disciplinary action against the provider by the applicable licensing agency. The definition of what constitutes the practice of medicine, nursing or other health professions varies by state.

In addition, although we have structured our operations to comply with all applicable state corporate practice of medicine and fee splitting rules, there remains some risk that we may be found in violation of those state laws, which may result in the imposition of civil or criminal penalties. Certain states prevent corporations from employing or being licensed as practitioners and prohibit certain providers such as physicians from practicing medicine or their respective health profession in partnership with non-professionals, such as business corporations. Certain activities other than those directly related to the delivery of healthcare may be considered an element of the practice of a health profession in certain states or be viewed as controlling the practice of a health profession. These laws, which vary by state, may also prevent the sharing of professional services income with non-professional or business entities. Any determination that we are acting in the capacity of a healthcare provider, exercising undue influence or control over a healthcare provider’s independent clinical judgment or impermissibly splitting fees with a healthcare provider, may damage our reputation, cause us to lose customers, result in significant sanctions against us and our providers, including civil and criminal penalties and fines, additional compliance requirements, expense, and liability to us, and require us to change or terminate some portions of our contractual arrangements or business.

Alleged violations of the Telephone Consumer Protection Act or the Controlling the Assault of Non-Solicited Pornography and Marketing (“CAN-SPAM”) Act may cause us to face litigation risk.

The TCPA places restrictions on making outbound calls, faxes, and SMS text messages to consumers using certain types of automated technology. Prior express consent, and in the case of marketing calls prior express written consent, of consumers may be required to override certain activities prohibited under the TCPA. The scope and interpretation of the TCPA is always evolving and developing, as are other laws that are or may be applicable to making calls and delivering SMS text messages to consumers.

We schedule IHEs with individuals through a variety of methods, including telephone calls. Under the TCPA, we generally are not able call members using an automated telephone dialing system to schedule an IHE if the members did not provide their telephone numbers to their insurers, who in turn provided us with these numbers. As a result of the TCPA restrictions, if the contact information provided by health plans is incomplete or incorrect, we may have difficulty scheduling IHEs with members on our TML, or be subject to lawsuits for claims arising under the TCPA. The individual facts of each call determine whether such a call complies with the TCPA.

The CAN-SPAM Act regulates commercial email messages and specifies penalties for the transmission of commercial email messages that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future emails from senders. To the extent these and similar laws, rules and regulations apply to our business, we are required to comply with them. We could face allegations that we have violated these laws, rules and regulations, and even if they are without merit, we could face liability and harm to our reputation. We could also become liable under these laws or regulations due to the failure of our customers or vendors to comply with these laws, and as a result we could face liability and harm to our reputation.

The effects of the interoperability and information blocking regulations on our business are unknown and may negatively impact our business and results of operations.

In 2020, HHS issued two final regulations designed to promote interoperability of information systems and prevent information blocking, one each from CMS and the Office of the National Coordinator (“ONC”). The rules regulate communications from provider partners and health plans. The implementation of the regulations is in process and the full implications continue to be evaluated. It is too early to accurately predict how these regulations may impact operations and contracts with customers and vendors and it is possible such regulations could adversely impact the manner in which we conduct our business. Enforcement for the first set of the regulatory requirements were delayed until July 2021 for CMS rules and April 2021 for the ONC rules.

The expansion of our Commercial Episodes of Care business may subject us to additional licensing and other regulatory risks.

As we grow our Episodes of Care business, we will be required to comply with additional laws and regulations. This will occur if we expand our Commercial Episodes of Care services to additional states or if we offer Commercial Episodes of Care in different markets, such as the Medicaid managed care space.

Further, if we expand our Commercial Episodes of Care business to include a program based on prospective payments rather than retrospective reconciliations, we could be considered an insurer, third-party administrator or other regulated entity under some states’ laws. For example, depending on how it is structured, a prospective Commercial Episodes of Care offering may be considered an insurance product in some states, the offering of which would require us to obtain an insurance company license and meet statutory capital and surplus requirements. Even if insurance company license is not required, we may still be regulated as a managed care entity such as a third-party administrator, limited health service organization, preferred healthcare provider organization, network contracting entity or similar regulated entity. Failure to obtain a license or certification, register with the appropriate regulatory authority or comply with state-imposed requirements for regulated managed care entities, could result in fines, cease and desist orders or even, in some instances, criminal charges.

Our Commercial Episodes of Care offering may involve a number of arrangements that potentially implicate the AKS, because they may involve payments intended to influence behavior relative to Medicare, Medicaid or other federal healthcare program beneficiaries, including risk sharing and gainsharing arrangements. While there is no fixed definition of a “gainsharing” arrangement, the term typically refers to an arrangement in which a share of cost savings for patient care attributable in part to a healthcare provider’s efforts are shared with the healthcare provider. The OIG has recognized that there are legitimate interests in enlisting healthcare providers in efforts to reduce unnecessary costs from the health care system and, if appropriately structured, such gainsharing arrangements should not violate the AKS. With respect to BPCI-A and other CMS innovation models in which we may participate, the OIG and CMS jointly issued waivers of certain fraud and abuse laws, including the AKS. With respect to our Commercial Episodes of Care program, however, there are no such fraud and abuse waivers that are directly applicable. There are, however, new safe harbors that protect certain value-based arrangements. We are assessing how these new safe harbors may apply to both new and existing programs. While we endeavor to carefully structure these arrangements in accordance with applicable guidance to be in compliance with the fraud and abuse laws, such arrangements are subject to a case-by-case analysis based on the intent of the parties and the overall potential for abuse. If any of our business transactions or arrangements were found to violate the AKS or other fraud and abuse laws, we could face, among other things, criminal, civil or administrative sanctions, including possible exclusion from participation in Medicare, Medicaid and other state and federal healthcare programs. Any findings that we have violated these laws could have a material adverse impact on our business, results of operations, financial condition, cash flows, reputation and the price of our Class A common stock.

We face inspections, reviews, audits and investigations from health plans. These audits could have adverse findings that may negatively affect our business, including our results of operations, liquidity, financial condition and reputation.

Because we support our health plan customers’ participation in Medicare and other federal health care programs, we are subject to inspections, reviews, audits and investigations by them to verify our compliance with these programs and applicable laws and regulations. We also periodically conduct internal audits and reviews of our regulatory compliance. An adverse inspection, review, audit or investigation could result in:

•refunding amounts we have been paid by health plans;
•state or federal agencies imposing fines, penalties and other sanctions on us;
•decertification or exclusion from participation in one or more health plan networks;
•self-disclosure of violations to applicable regulatory authorities;
•damage to our reputation; and
•loss of certain rights under, or termination of, our contracts with health plans.

We have in the past and will likely in the future be required to refund amounts we have been paid and/or pay fines and penalties as a result of these inspections, reviews, audits and investigations. If adverse inspections, reviews, audits or investigations occur and any of the results noted above occur, it could have a material adverse effect on our business and operating results. Furthermore, the legal, document production and other costs associated with complying with these inspections, reviews, audits or investigations could be significant.

The FDA could determine that certain of our software is a “device” under the FFDCA.

The U.S. Food and Drug Administration (“FDA”) has the statutory authority to regulate medical software if it falls within the definition of a “device” under the Federal Food, Drug, and Cosmetic Act (“FFDCA”). However, the FDA has exercised enforcement discretion for software said to be “low risk.” The December 2016 21st Century Cures Act clarified the FDA’s regulation of medical software by amending the definition of “device” in the FFDCA to exclude certain software functions, including EHR software functionality, administrative software functionality and certain qualified clinical decision support functionality. In December 2017, the FDA issued draft guidance documents to clarify how it intends to interpret and enforce these provisions of the Cures Act. In 2017, the FDA also issued a Digital Health Innovation Action Plan and launched a voluntary “Software Precertification (Pre-Cert) Pilot Program” for software developers. Then, in September 2019, the FDA issued several different digital health-focused final and draft guidance documents. Although we believe that our products are currently not subject to FDA regulation, we continue to follow the FDA’s guidance in this area, which is subject to change and, in some areas, only currently exists in draft form. As a result, certain of our software, such as our site-of-care decision support software, may potentially be subject to regulation by the FDA as a medical device or could become regulated as our product functionality evolves or the FDA’s guidance evolves. Such regulation could require, among other things, the registration of the applicable software design facility and listing of software products, application of burdensome record-keeping, complaint handling, reporting and software design control requirements, and requirements for FDA approval or clearance. The imposition of the FDA regulatory requirements could increase our costs and create delays, including potentially requiring us to discontinue the use of affected medical software, such as our site-of-care decision support software, pending FDA clearance or approval, which could adversely affect our business, financial condition and results of operations.

Government regulation, industry standards and other requirements create risks and challenges with respect to our compliance efforts and our business strategies.

The healthcare industry is highly regulated and subject to frequently changing laws, regulations, industry standards and other requirements. Many healthcare laws and regulations are complex, and their application to specific solutions, services and relationships may not be clear. Because our customers are subject to various requirements, we may be impacted as a result of our contractual obligations even when we are not directly subject to such requirements. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the solutions and services that we provide, and these laws and regulations may be applied to our solutions and services in ways that we do not anticipate. The ACA, efforts to repeal or materially change the ACA, and other federal and state efforts to reform or revise aspects of the healthcare industry or to revise or create additional legal and/or regulatory requirements could impact our operations, the use of our solutions and services, and our ability to market new solutions and services, or could create unexpected liabilities for us. We also may be impacted by laws, industry standards and other requirements that are not specific to the healthcare industry, such as consumer protection laws. These requirements may impact our operations and, if not followed, could result in fines, penalties and other liabilities and adverse publicity and injury to our reputation. Furthermore, the inability to follow such requirements could adversely affect our business if, for example, CMS canceled our contracts for our BPCI-A business, CMS ended the BPCI-A program or if health plans chose to discontinue using our IHE services as a result of such noncompliance.
Risks Related to Intellectual Property and Information Technology

Our business depends on our ability to effectively invest in, implement improvements to, and properly maintain the uninterrupted operation, security and integrity of, our operating platform and other information technology and business systems.

Our business is highly dependent on maintaining effective information technology systems as well as the integrity and timeliness of the data we use to serve our customers and their members and patients, support our partners and operate our business. It is possible that hardware failures or errors in our systems could result in data loss or corruption, or cause the information that we collect to be incomplete, or contain inaccuracies that our customers regard as significant. Because of the large amount of data that we collect and manage, if our data were found to be inaccurate or unreliable, or became inaccessible, whether due to failures, errors, or other reasons, or if we, or any of our third-party service providers, especially our third-party dialing and routing software systems, were to fail to effectively maintain such information systems and data integrity, we could experience operational disruptions that may impact our customers, individuals and partner teams, and hinder our ability to provide services, establish appropriate pricing for services, retain and attract customers, establish reserves, report financial results timely and accurately and maintain regulatory compliance, among other things.

Our information technology strategy and execution are critical to our continued success. We must continue to invest in long-term solutions that will enable us to anticipate customer needs and expectations, enhance our customer experience, act as a differentiator in the market, comply with applicable laws, and protect against cybersecurity risks and threats. Our success is dependent, in large part, on maintaining the effectiveness of existing technology systems and continuing to deliver and enhance technology systems that support our business processes in a cost-efficient and resource-efficient manner and enable us to analyze and manage data in a comprehensive manner. Increasing and shifting regulatory and legislative requirements are likely to place additional demands on our information technology infrastructure that could have a direct impact on resources available for other projects tied to our strategic initiatives.

Connectivity and interoperability among technologies is becoming increasingly important. As a result, we must also develop new systems to meet current market standards and keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and customer needs. Failure to do so may present compliance challenges and impede our ability to deliver services in a competitive manner. Further, system development projects are long term in nature, may be more costly than expected to complete and may not deliver the expected benefits upon completion. In addition, we may not be able to adequately assess the functionality, and data integrity and security impacts, of new or significantly changed products, services, business processes or infrastructure that we use. Our failure to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and integrity of our information technology and other business systems, as well as any write-downs in connection with the obsolescence of our technology, could materially and adversely affect our business, financial condition and results of operations.

Security breaches or incidents, loss or misuse of data or other disruptions, arising either from internal or external sources, and whether or not intentional, could compromise sensitive information related to our business, customers or individuals, or prevent us from accessing critical information, and may expose us to operational disruptions, litigation, fines and penalties or other liability, any of which could materially adversely affect our business, results of operations and our reputation.

In the ordinary course of our business, we collect, store, use, disclose and otherwise process sensitive data, including PHI, and other types of personal data or PII relating to our employees, customers, their members and patients, individuals and others. We also process and store, and use third-party service providers to process and store, sensitive information, including intellectual property, confidential information and other proprietary business information. We manage and maintain such sensitive data and information utilizing a combination of on-site systems, managed data center systems and cloud-based computing center systems.

We are highly dependent on information technology networks and systems, including the internet, to securely process, transmit and store this sensitive data and information. We cannot guarantee that our controls for this secure processing, transmission and storage are sufficient. Security breaches of, or interruptions to, this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, or employee or contractor error, negligence or malfeasance, have in the past, and may in the future, create system disruptions or shutdowns, result in unauthorized access to, or disclosure, misuse, modification, or loss or destruction of, our or our customers’ (or their members’ and patients’) or employees’ data, or result in damage, disablement, or encryption of our data or our customers’ (or their members and patients’) or employees’ data. Such data may include sensitive data or information, including PHI or other PII.

We utilize third-party service providers for important aspects of the collection, storage, processing and transmission of employee and customer (and their members’ and patients’) information, and other confidential and sensitive information, and therefore rely on such third-party service providers to manage functions that have material cybersecurity risks. Because of the sensitivity of the PHI, other PII and other sensitive information we and our service providers collect, store, use, transmit, and otherwise process, the security of our technology and other aspects of our services, including those provided or facilitated by our third-party service providers, are important to our operations and business strategy. We take certain administrative, physical and technological safeguards to address these risks, such as by requiring contractors and other third-party service providers who handle this PHI, other PII and other sensitive information on our behalf to enter into agreements that contractually obligate them to use reasonable efforts to safeguard such PHI, other PII, and other sensitive information, and to comply with applicable laws regarding their collection, storage, processing, and transmission of such PHI and other PII. Measures taken to protect our systems, those of our contractors or third-party service providers, or the PHI, other PII, or other sensitive information we or our contractors or third-party service providers process or maintain, may not adequately protect us from the risks associated with the collection, storage, use, transmission and processing of such sensitive data and information. We have and may in the future be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches, regardless of whether such breaches are of our systems or networks, or the systems or networks of our third-party service providers. Despite our implementation of data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy, data protection and information security, cyberattacks are becoming harder to detect and more sophisticated and frequent. As a result, we or our third-party service providers have and may in the future be unable to anticipate the techniques used to attack our or their systems or networks, or to implement adequate protective measures.

Information security risks for companies such as ours, and for our third-party service providers, have increased in recent years and can result in significant losses, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, malicious state actors, and other internal and external parties.

Security breaches, privacy violations, interruptions of systems or other security incidents that we or our third party service providers experience, or the perception that such incidents have occurred, have and could in the future harm our reputation, compel us to comply with breach notification and other laws, expose us to legal liabilities, including litigation, regulatory enforcement, resolution agreements and orders, disputes, investigations, indemnity obligations, damages for contract breach or penalties for violation of applicable laws or regulations, cause us to incur significant costs for investigations and remediation, fines, penalties, notification to individuals and for measures intended to repair or replace systems or technology and to prevent future occurrences, and to potential increases in insurance premiums. Such an event may also require us to verify the accuracy of database contents, resulting in increased costs or loss of revenue. For example, in October 2020, we learned that one of our IT employees had posted his log-in credentials on an IT support website in violation of our policies. We hired a reputable third party IT forensics firm to conduct a full investigation and determined that PHI, including names, addresses and dates of birth of up to 1,700 patients treated by our provider partners could have potentially been exposed. In less than 300 cases, social security numbers may also have been exposed. The employee in question was terminated. We engaged outside legal counsel, are in the process of notifying our provider partners of this incident and will be notifying the potentially affected individuals, to whom we will be offering free credit monitoring for at least one year. We have also conducted a full review of our internal controls and added additional layers of security and training for all employees. There can be no guarantee that we will not experience similar data security incidents in the future. If we are unable to prevent or mitigate security breaches, privacy violations, interruptions of systems or other security incidents in the future, or to implement satisfactory remedial measures, or if it is perceived that we have been unable to do so, our operations could be disrupted, we may be unable to provide access to our systems, and we could suffer a loss of customers, and we may as a result suffer loss of reputation and individual and investor confidence. In addition, our customers may be adversely impacted, we may suffer financial losses, and could be subject to governmental investigations or other actions, regulatory or contractual penalties, or other claims and liability, including under laws and regulations that protect the privacy of individual health information or other information, such as HIPAA. We cannot ensure that any limitation of liability or indemnity provisions in our contracts, including with third-party vendors and service providers, for a security lapse or breach or other security incident would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim. These risks may increase as we continue to grow and collect, store, use, transmit and process increasingly large amounts of data. In addition, security breaches and other unauthorized access to, or acquisition or processing of, data can be difficult to detect, and any delay in identifying such incidents or in providing any notification of such incidents may lead to increased harm to our business and our customers and could subject us to governmental investigations or other actions, including penalties and resolution agreements.

Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our business and competitive position. Our business relies on its digital technologies, computer and email systems, software, and networks to conduct its operations. Although we have information security procedures and controls in place, our and our third-party service providers’ technologies, systems and networks, as well as our customers’ devices, may become the target of cyberattacks or information security breaches. In addition, hardware, software or applications we develop internally or procure from third parties may contain defects in design or manufacture, or other problems that could unexpectedly compromise information security.

While we maintain insurance covering certain business interruptions, security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability, or all types of liability, or cover any indemnification claims against us relating to any security incident or breach, disruption in information technology services, and in any event, insurance coverage would not address the reputational damage that could result from a security incident. Moreover, we cannot be certain that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our business, financial condition and results of operations.

Disruptions of the information technology systems or infrastructure of certain of our third-party vendors and service providers could also disrupt our businesses, damage our reputation, increase our costs, and have a material adverse effect on our business, financial condition and results of operations.

We rely heavily on the communications and information systems of third parties to conduct our business. For instance, we rely on computing infrastructure operated by Amazon Web Services (“AWS”) and Microsoft Azure (“Azure”) to host or operate some or all of certain key products or functions of our business. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. Our platform depends, in part, on the virtual cloud infrastructure hosted in AWS and Azure. Although we have disaster recovery plans that utilize multiple AWS and Azure locations, any incident affecting their infrastructure could adversely affect our cloud-native platform. A prolonged AWS or Azure service disruption affecting our cloud-native platform would adversely impact our ability to service our customers and could damage our reputation with current and potential customers, expose us to liability, result in substantial costs for remediation, could cause us to lose customers, or otherwise harm our business, financial condition and results of operations. We may also incur significant costs for using alternative hosting sources or taking other actions in preparation for, or in reaction to, events that damage the AWS or Azure services we use. Additionally, in the event that our AWS or Azure service agreements are terminated, or there is a lapse of service, elimination of AWS or Azure services or features that we utilize, or damage to such facilities, we could experience interruptions in access to our platform as well as significant delays and additional expenses in arranging for or creating new facilities or re-architecting our platform for deployment on a different cloud infrastructure service provider, which would adversely affect our business, financial condition, and results of operations.

As expectations regarding operational and information security practices have increased, our operating systems and infrastructure, and those of our third-party service providers, must continue to be safeguarded and monitored for potential failures, disruptions, breakdowns, and attacks. Our data processing systems, or other operating systems and facilities, and those of our third-party service providers, may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our and our third-party service providers’ control. For example, there could be electrical or telecommunication outages, natural disasters such as earthquakes, tornadoes, or hurricanes; disease pandemics and related government orders; events arising from local or larger scale political or social matters, including terrorist acts; cyberattacks and other data security incidents, including ransomware, malware, phishing, social engineering, including some of the foregoing that target healthcare systems in particular. These incidents can range from individual attempts to gain unauthorized access to information technology systems to more sophisticated security threats involving cyber criminals, hacktivists, cyber terrorists, nation state actors, or the targeting of commercial financial accounts. These events can also result from internal compromises, such as human error or malicious internal actors, of our workforce or our vendors’ personnel.

While we have business continuity, disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Furthermore, if such failures, interruptions or security breaches are not detected immediately, their effect could be compounded. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats and our use of third-party service providers with access to our systems and data. As a result, cybersecurity and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for us. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyberattacks or security breaches of our networks, systems or devices, or those that our customers or third-party service providers use to access our products and services, could result in customer attrition, financial loss, reputational damage, reimbursement or other compensation costs, and/or remediation costs, any of which could have a material effect on our results of operations or financial condition.

Changes in laws, regulations or standards relating to privacy or data protection (including the collection, storage, use, transfer, and processing of data), or any actual or perceived failure by us to comply with such laws, regulations or standards, or our own information security policies or contractual or other obligations relating to privacy, data use and protection, or the protection or transfer of personal data, could adversely affect our business.

We collect, receive, generate, use, process, and store significant and increasing volumes of sensitive information, such as employee, customer and individual PHI and other PII. We are subject to a variety of federal, state and local laws, directives and regulations, as well as contractual obligations, relating to the collection, use, storage, retention, security, disclosure, transfer, return, destruction and other processing of PHI, other PII, and other data. In many jurisdictions, enforcement actions and consequences for noncompliance with such laws, directives and regulations are rising, and the regulatory framework for privacy, data protection and data transfers is complex and rapidly evolving and is likely to remain uncertain for the foreseeable future. As required by certain laws, we publicly post documentation regarding our privacy practices concerning the collection, processing, use and disclosure of certain data. The publication of our privacy policy and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. In addition, although we endeavor to comply with our published policies and documentation, individuals could allege we have failed to do so, or we may at times actually fail to do so despite our efforts. Any failure by us, our third-party service providers or other parties with whom we do business to comply with this documentation or with laws or regulations applicable to our business could result in proceedings against us by governmental entities or others.

The U.S. federal and various state government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage and security of personal information. For example, in June 2018, California enacted the CCPA, which became effective on January 1, 2020, and, among other things, requires covered companies to provide disclosures to California consumers, and afford such consumers data protection rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of PII that may increase data breach litigation. While CCPA may not apply to certain PHI, it still may require us to modify our data practices and policies and to incur substantial costs and expenses in an effort to comply.

In the United States, many state legislatures, government bodies and regulatory agencies have adopted legislation and regulations that regulate how businesses operate online, including measures relating to privacy, data security and data breaches. Additionally, some statutory and regulatory requirements in the United States, such as HIPAA, include obligations for companies to notify individuals of security breaches involving particular personal information, which could result from breaches experienced by us or our service providers. Laws in all 50 states and other United States territories require businesses to provide notice to individuals whose PII has been disclosed as a result of a data breach. Such laws are not always consistent, and compliance in the event of a widespread data breach is costly and may be challenging. States are also constantly amending existing laws, requiring attention to frequently changing requirements, and we expect these changes to continue.

In addition to government regulation, privacy advocates and industry groups may propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards or to facilitate our customers’ compliance with such standards. We expect that there will continue to be new proposed laws and regulations concerning privacy, data protection, and information security, and we cannot yet determine the impact such future laws, regulations, and standards may have on our business. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual and other obligations may require us to incur additional costs and restrict our business operations.

Because the interpretation and application of laws, standards, contractual and other obligations relating to privacy and data protection are still uncertain and changing, it is possible that these laws, standards, contractual and other obligations may be interpreted and applied in a manner that is inconsistent with our data management practices, our privacy, data protection or data security policies or procedures or the features of our technology. If so, in addition to the possibility of fines, lawsuits, regulatory investigations, imprisonment of company officials and public censure, other claims and penalties, significant costs for remediation and damage to our reputation, we could be required to fundamentally change our business activities and practices or modify our technology, any of which could adversely affect our business. We may be unable to make such changes or modifications in a commercially reasonable manner, or at all, and our ability to develop new software or provide new services could be limited. Any inability to adequately address privacy, data protection or information security-related concerns, even if such concerns are unfounded, or to successfully negotiate privacy, data protection or information security-related contractual terms with customers, or to comply with applicable laws and regulations, or our policies relating to privacy, data protection, and information security, could result in additional cost and liability to us, harm our reputation and brand, and adversely affect our business, financial condition and results of operations.

Disruptions in our disaster recovery systems or management continuity planning could limit our ability to operate our business effectively.

Our information technology systems facilitate our ability to conduct our business. While we have disaster recovery systems and business continuity plans in place, any disruptions in our disaster recovery systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively conduct our operations. Despite our implementation of a variety of security measures, our information technology systems could be subject to physical or electronic compromises and similar disruptions from unauthorized tampering, or to weather-related disruptions where our systems are hosted. In addition, in the event that a significant number of our personnel were unavailable in the event of a disaster or we failed to recover office facilities or systems, our ability to effectively conduct business could be adversely affected. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Any failure to obtain, maintain, protect and enforce our intellectual property and proprietary rights, or the failure of the scope of our intellectual property and proprietary rights to be sufficiently broad, could harm our business, financial condition, and results of operations.

Our success depends, in part, upon our ability to obtain, maintain, protect and enforce our intellectual property rights, including our proprietary technology and know-how. Our business depends on internally developed technology and content, including software, databases, confidential information and know-how, the protection of which is crucial to the success of our business. We rely on a combination of trademark, trade secret and copyright laws, as well as confidentiality procedures and contractual provisions in an effort to protect our intellectual property rights, including in our internally developed technology and content. Although currently we primarily rely on trade secret protection, we may, over time, increase our investment in protecting our intellectual property through additional trademark, patent and other intellectual property filings that could be expensive, time consuming and may not yield enforceable rights. Effective intellectual property protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. The measures we take to obtain, maintain, protect and enforce our intellectual property rights, however, may not be sufficient to offer us meaningful protection. If we are unable to protect our intellectual property and proprietary rights, particularly with respect to our technology and proprietary software, our competitive position and our business could be harmed, as third parties may be able to commercialize and use technologies and software products or offer services that are substantially the same as, or functionally equivalent to, ours without incurring the development and licensing costs that we have incurred.

Any of our owned or licensed intellectual property rights, or rights we develop or license in the future, could be challenged, invalidated, circumvented, infringed or misappropriated, our trade secrets and other confidential information could be disclosed in an unauthorized manner to, or misappropriated by, third parties, or our owned or licensed intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide us with competitive advantages, which could result in costly redesign efforts, discontinuance of certain offerings or other competitive harm.

There can be no guarantee that others will not infringe on our trademarks or other intellectual property rights, independently develop similar technology, duplicate any of our technology or services, or design around our intellectual property rights. Additionally, monitoring unauthorized use of our intellectual property rights is difficult and costly. From time to time, we seek to analyze our competitors’ services, and may in the future seek to enforce our rights against potential infringement. However, the steps we have taken to protect our intellectual property rights may not be adequate to prevent infringement, misappropriation or other violations of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Furthermore, intellectual property laws may change over time, and such changes may impair our ability to protect or enforce our intellectual property rights. Any inability to meaningfully protect and enforce our intellectual property rights could result in harm to our ability to compete and reduce demand for our technology and services. Moreover, our failure to develop and properly manage new intellectual property could adversely affect our market position and business opportunities, including in our Commercial Episodes of Care solution. Also, some of our services rely on technologies and software developed by or licensed from third parties, and we may not be able to maintain our relationships with such third parties or enter into similar relationships in the future on commercially reasonable terms, or at all.

Litigation may be necessary in the future to enforce our intellectual property rights, and such litigation could be costly, time consuming and distracting to management, regardless of whether we are successful or not, and could result in the impairment or loss of portions of our intellectual property. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights, and, if such defenses, counterclaims or countersuits are successful, we could lose valuable intellectual property rights. In addition, we may be required to license additional technology from third parties to develop and market new technology features, which may not be available on commercially reasonable terms, or at all, and could adversely affect our ability to compete.

Uncertainty may result from changes to intellectual property legislation and from interpretations of intellectual property laws by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to obtain and maintain the intellectual property rights necessary to provide us with a competitive advantage. Our failure to obtain, maintain and enforce our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on our business, financial condition and results of operations.

Our commercial success depends, in part, on our ability to develop and commercialize our services and use our internally developed technology without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of third parties. We may become subject to intellectual property disputes, whether or not such allegations have merit. Intellectual property disputes can be costly to defend and may cause our business, operating results and financial condition to suffer. As the market for healthcare in the United States expands and more patents are issued, the risk increases that there may be patents or other intellectual property rights owned by third parties that relate to our technology, and of which we are not aware or that we must challenge to continue our operations as currently contemplated. Whether merited or not, we may face allegations that we, our partners or parties indemnified by us have infringed, misappropriated, or otherwise violated the patents, trademarks, copyrights or other intellectual property rights of third parties. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. For example, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from companies like ours. It may also be necessary for us to initiate litigation in order to determine the scope, enforceability or validity of third-party intellectual property or proprietary rights, or to establish our intellectual property rights. We may not be able to successfully settle or otherwise resolve such adversarial proceedings or litigation. If we are unable to successfully settle future claims on terms acceptable to us we may be required to engage in or to continue litigation. Regardless of whether third-party claims have merit, litigation can be time consuming, divert management’s attention and financial resources, and can be costly to evaluate and defend. Some third parties may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources. Results of any such litigation are difficult to predict and may require us to stop commercializing or using our technology, obtain licenses and pay royalties, modify our services and technology while we develop non-infringing substitutes, or incur substantial damages, settlement costs, or face a temporary or permanent injunction prohibiting us from marketing or providing the affected services.

With respect to any third-party claims regarding intellectual property rights, we may have to seek a license to continue operations found to be in violation of such rights. If we require a third-party license, it may not be available on commercially reasonable terms or at all, and we may have to pay substantial royalties, upfront fees or grant cross-licenses to our intellectual property rights. We may also have to redesign our technology or services so they do not infringe such third-party intellectual property rights, which may not be possible or may require substantial expenditures of money and time, during which our technology may not be available for commercialization or use. Even if we are party to an agreement pursuant to which a third party must indemnify us against such costs, the indemnifying party may be unable or otherwise unwilling to uphold its contractual obligations. If we cannot or do not obtain relevant third-party licenses, or cannot obtain such licenses on commercially reasonable terms, obtain similar technology from another source, or design new technology that is not infringing, our revenue and earnings could be adversely impacted.

We also license software from third-party vendors. Third parties may claim that our use of such licensed software infringes upon their intellectual property rights. Although we seek to secure indemnification protection from our software vendors to protect us against potential third-party infringement claims in connection with our use of such license software, not all of our vendors agree to provide us with sufficient indemnification protection, and in the instances where we do secure indemnification protection from our vendors, it is possible such vendors may not honor such indemnification obligations.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, such announcements could have a material adverse effect on the price of our Class A common stock. Moreover, any uncertainties resulting from the initiation and continuation of any legal proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our operations. Assertions by third parties that we violate their intellectual property rights could therefore have a material adverse effect on our business, financial condition and results of operations.

We may be subject to claims that we have wrongfully hired an employee from a competitor, or that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Many of our employees, consultants and advisors, or individuals that may in the future serve as our employees, consultants and advisors, are currently or were previously employed at companies including our competitors or potential competitors. Although we try to ensure that our employees, consultants, independent contractors and advisors do not use the confidential or proprietary information, trade secrets or know-how of others in their work for us, we may be subject to claims that we have, inadvertently or otherwise, used or disclosed confidential or proprietary information, trade secrets or know-how of these third parties, or that our employees, consultants or, independent contractors or advisors have, inadvertently or otherwise, used or disclosed confidential information, trade secrets or know-how of such individual’s current or former employer. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, and whether or not such claims have merit, litigation could result in substantial cost and be a distraction to our management and employees. Claims that we, our employees, consultants or advisors have misappropriated the confidential or proprietary information, trade secrets or know-how of third parties could therefore have a material adverse effect on our business, financial condition and results of operations.

If we are unable to protect the confidentiality of our trade secrets, know-how and other proprietary and internally developed information, the value of our technology could be adversely affected.

We may not be able to protect our trade secrets, know-how and other internally developed information adequately. Although we use reasonable efforts to protect this internally developed information and technology, our employees, consultants and other parties (including independent contractors and companies with whom we conduct business) may unintentionally or willfully disclose our information or technology to competitors. Enforcing a claim that a third party illegally disclosed or obtained and is using any of our internally developed information or technology is difficult, expensive and time consuming, and the outcome is unpredictable. We rely, in part, on non-disclosure, confidentiality and assignment-of-invention agreements with our employees, independent contractors, consultants and companies with whom we conduct business to protect our trade secrets, know-how and other intellectual property rights and internally developed information. These agreements may not be self-executing, or they may be breached and we may not have adequate remedies for such breach. Moreover, third parties may independently develop similar or equivalent proprietary information or otherwise gain access to our trade secrets, know-how and other internally developed information. Additionally, as with other potential information security breaches, our trade secrets could also be compromised. Any of these events could materially and adversely affect our business, financial condition and results of operations.

Our use of “open source” software could adversely affect our ability to offer our services and subject us to possible litigation.

Our technology contains software modules licensed to us by third-party authors under so-called “open source” licenses, and we expect to continue to incorporate such open source software in our technology in the future. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our technology.

Open source licenses contain various requirements, including, in some cases, requirements that we make available source code of any modifications or derivative works we create based on our use of such open source software, or grant third parties licenses to our intellectual property at no cost. If we were to combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public or otherwise be in violation of the terms of the license. Release of our source code would allow our competitors to create similar offerings in less time and with lower development effort, and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software, and could be subject to claims of infringement or breach of contract by the licensors of open source software modules. Additionally, some open source projects have known security vulnerabilities and architectural instabilities and are provided on an “as-is” basis, which, if not properly addressed, could negatively affect the performance of our technology. Any of these events could materially and adversely affect our business, financial condition and results of operations.

Any restrictions on our use of, or ability to license, data, or our failure to license data and integrate third-party technologies, could have a material adverse effect on our business, financial condition and results of operations.

We depend upon licenses from third parties for some of the technology and data used in our technology and services. We expect that we may need to obtain additional licenses from third parties in the future in connection with the development of our technology and services. In addition, we obtain a portion of the data that we use from government entities, public records and from our partners for specific partner engagements. We believe that we have all rights necessary to use the data that is incorporated into our services. We cannot, however, assure you that our licenses for information will allow us to use that information for all potential or contemplated applications. In addition, our ability to continue to support integrated healthcare for individuals depends on maintaining our database, which is partially populated with information disclosed to us by our partners with their consent. If these partners revoke their consent for us to maintain, use, de-identify and share this data, consistent with applicable law, our data assets could be degraded.

In the future, data providers could withdraw their data from us or restrict our usage for any reason, including if there is a competitive reason to do so, if legislation is passed restricting the use of the data or if judicial interpretations are issued restricting use of the data that we currently use to support our services. In addition, data providers could fail to adhere to our quality control standards in the future, causing us to incur additional expense to appropriately use such data. If a substantial number of data providers were to withdraw or restrict our use of their data, or if they fail to adhere to our quality control standards, and if we are unable to identify and contract with suitable alternative data suppliers and integrate these data sources into our service offerings, our ability to provide services to our customers would be materially and adversely impacted, which could have a material adverse effect on our business, financial condition and results of operations. We also integrate third-party applications into our internally developed applications and use third-party software to support our technology infrastructure. Some of this software is proprietary and some is open source software. These technologies may not be available to us in the future on commercially reasonable terms or at all and could be difficult to replace once integrated into our own internally developed applications. Many of these licenses can be renewed only by mutual consent and most may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain, maintain or comply with any of these licenses could delay development until equivalent technology can be identified, licensed and integrated, which would harm our business, financial condition and results of operations.

Most of our third-party licenses are nonexclusive and our competitors may obtain the right to use any of the technology covered by these licenses to compete directly with us. Our use of third-party technologies exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own internally developed technology and the potential inability to generate revenue from licensed technology sufficient to offset associated acquisition, use and maintenance costs. In addition, if our third-party licensors choose to discontinue support of their licensed technology in the future, we might not be able to modify or adapt our own solutions to compensate for that loss.
Risks Related to Our Organizational Structure

We are a holding company and our principal asset is our ownership interest in Cure TopCo, and we are accordingly dependent upon distributions from Cure TopCo to pay dividends, if any, taxes, and other expenses, and make payments under the Tax Receivable Agreement and pay other expenses.

We are a holding company and our principal asset is our ownership of 74.5% of the outstanding LLC Units of Cure TopCo. We have no independent means of generating revenue. Cure TopCo is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, the taxable income of Cure TopCo is allocated to holders of LLC Units, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of Cure TopCo. We also incur expenses related to our operations, and will have obligations to make payments under the Tax Receivable Agreement. As the sole managing member of Cure TopCo, we intend to cause Cure TopCo to make distributions to the holders of LLC Units (including us) in amounts sufficient to (i) cover all applicable taxes payable by us and the other holders of LLC Units, (ii) allow us to make any payments required under the Tax Receivable Agreement, (iii) fund dividends to our stockholders in accordance with our dividend policy, to the extent that our board of directors declares such dividends and (iv) pay our expenses.

Deterioration in the financial conditions, earnings or cash flow of Cure TopCo and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that we need funds and Cure TopCo is restricted from making such distributions to us under applicable law or regulation, as a result of covenants in its debt agreements or otherwise, we may not be able to obtain such funds on terms acceptable to us, or at all, and, as a result, could suffer a material adverse effect on our liquidity and financial condition.

In certain circumstances, Cure TopCo will be required to make distributions to us and the other holders of LLC Units, and the distributions that Cure TopCo will be required to make may be substantial.

Under the Amended LLC Agreement, Cure TopCo is generally required from time to time to make pro rata distributions in cash to us and the other holders of LLC Units at certain assumed tax rates in amounts that are intended to be sufficient to cover the taxes on our and the other LLC Unit holders’ respective allocable shares of the taxable income of Cure TopCo. As a result of (i) potential differences in the amount of net taxable income allocable to us and the other LLC Unit holders, (ii) the lower tax rate applicable to corporations than individuals and (iii) the use of an assumed tax rate (based on the tax rate applicable to individuals) in calculating Cure TopCo’s distribution obligations, we may receive tax distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, dividends, repurchases of our Class A common stock, the payment of obligations under the Tax Receivable Agreement and the payment of other expenses. We have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. No adjustments to the redemption or exchange ratio of LLC Units for shares of Class A common stock will be made as a result of either (i) any cash distribution by us or (ii) any cash that we retain and do not distribute to our stockholders. To the extent that we do not distribute such excess cash as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to Cure TopCo, holders of LLC Units would benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock following a redemption or exchange of their LLC Units.

We are controlled by the Pre-IPO LLC Members whose interests in our business may be different than yours, and certain statutory provisions afforded to stockholders are not applicable to us.

The Pre-IPO LLC Members control approximately 88.0% of the combined voting power of our common stock.

This concentration of ownership and voting power may delay, defer or even prevent an acquisition by a third party or other change of control of our company, which could deprive you of an opportunity to receive a premium for your shares of Class A common stock and may make some transactions more difficult or impossible without the support of the Pre-IPO LLC Members, even if such events are in the best interests of minority stockholders. Furthermore, this concentration of voting power with the Pre-IPO LLC Members may have a negative impact on the price of our Class A common stock.

Further, pursuant to the stockholders agreement that we and certain of the Pre-IPO LLC Members entered into, New Mountain Capital has the right to nominate directors to our board of directors as follows: so long as affiliates of New Mountain Capital continue to own (A) at least 50% of the shares of common stock that New Mountain Capital owned immediately following the IPO, New Mountain Capital shall be entitled to nominate directors representing a majority of the number of directors on our board of directors, (B) less than 50% but at least 25% of the shares of common stock that New Mountain Capital owned immediately following the IPO, New Mountain Capital shall be entitled to nominate directors representing at least 25% of the number of directors on the board of directors and (C) less than 25% but at least 10% of the shares of common stock New Mountain Capital owned immediately following the IPO, New Mountain Capital shall be entitled to nominate directors representing at least 10% of the number of directors on the board of directors. As a result, as of the date of this Annual Report on Form 10-K, New Mountain Capital is able to designate at least half of the nominees for election to our board of directors. The stockholders agreement also provides that for so long as New Mountain Capital has the right to designate at least one director, New Mountain Capital has the right to nominate the pro rata share of the total number of members of each committee of our board of directors that is equal to the proportion that the number of directors designated by New Mountain Capital bears to the total number of directors then on our board of directors; provided that the right of any director designated by New Mountain Capital to serve on a committee is subject to applicable laws and NYSE independence rules.

Moreover, for so long as New Mountain Capital continues to own at least 15% of the issued and outstanding common stock, written approval by New Mountain Capital is required for certain significant corporate actions, including any consolidation, merger or other business combination of Signify or Cure TopCo, into or with any other entity, entry into any new line of business or other significant change in the scope or nature of our or our subsidiaries’ business or operations, taken as a whole, our incurrence of any indebtedness in excess of $10 million, the sale, transfer or other disposition of in any transaction or series of related transactions of more than 25% of the fair market value of our and our subsidiaries’ consolidated assets, taken as a whole, and the entry into agreements by us in connection with acquisitions or dispositions in excess of $25 million and joint ventures or strategic partnerships. Other actions requiring New Mountain Capital’s written consent include the declaration or payment of dividends on our Class A common stock, the creation, issuance or sale of equity securities by us, including Class A common stock, any amendments to our certificate of incorporation or bylaws, or to the certificate of formation or operating agreement of Cure TopCo, any increase or decrease in the size of our board of directors, any change in our independent auditors, any hiring, termination, or replacement of our Chief Executive Officer or Chief Financial and Administrative Officer or any amendments to their employment agreements.

We cannot predict whether our dual-class structure, combined with the concentrated control of the Pre-IPO LLC Members, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. In July 2017, FTSE Russell announced that it plans to require new constituents of its indexes to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indexes. Because of our dual-class structure, we will likely be excluded from these indexes and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

The Pre-IPO LLC Members’ interests may not be fully aligned with yours, which could lead to actions that are not in your best interests. Because the Pre-IPO LLC Members hold a portion of their economic interests in our business through Cure TopCo rather than through Signify Health, they may have conflicting interests with holders of shares of our Class A common stock. For example, the Continuing Pre-IPO LLC Members may have a different tax position from us, which could influence their decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement, and whether and when we should undergo certain changes of control for purposes of the Tax Receivable Agreement or terminate the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to Cure TopCo’s federal income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from Cure TopCo. If, as a result of any such audit adjustment, Cure TopCo is required to make payments of taxes, penalties and interest, Cure TopCo’s cash available for distributions to us may be substantially reduced. These rules are not applicable to Cure TopCo for tax years beginning on or prior to December 31, 2017. In addition, the Pre-IPO LLC Members’ significant ownership in us and resulting ability to effectively control us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which you as a holder of shares of our Class A common stock might otherwise receive a premium for your shares over the then-current market price.

In addition, until such time as no Pre-IPO LLC Member party to the stockholders agreement owns 5% or more of our total voting power, we have opted out of Section 203 of the General Corporation Law of the State of Delaware, or DGCL, which prohibits a publicly held Delaware corporation from engaging in a business combination transaction with an interested stockholder for a period of three years after the interested stockholder became such unless the transaction fits within an applicable exemption, such as board approval of the business combination or the transaction which resulted in such stockholder becoming an interested stockholder. Therefore, after the 180-day lock-up period relating to the IPO expires, the Pre-IPO LLC Members will be able to transfer control of us to a third party by transferring their shares of our common stock (subject to certain restrictions and limitations), which would not require the approval of our board of directors or our other stockholders.

Further, our certificate of incorporation provides that, to the fullest extent permitted by law, none of New Mountain Capital or any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates have any duty to refrain from (i) engaging in a corporate opportunity in the same or similar lines of business in which we or our affiliates now engage or propose to engage or (ii) otherwise competing with us or our affiliates.

We are a “controlled company” within the meaning of the NYSE rules and, as a result, qualify for, and will rely on, exemptions from certain corporate governance requirements that provide protection to the stockholders of companies that are subject to such corporate governance requirements.

A group of Pre-IPO LLC Members composed of entities affiliated with New Mountain Capital beneficially own more than 50% of the voting power for the election of members of our board of directors. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NYSE corporate governance requirements.

As a controlled company, we rely on certain exemptions from the NYSE standards that enable us not to comply with certain NYSE corporate governance requirements. For example, although we have opted to have a compensation committee and a nominating and corporate governance committee, such committees are not fully independent. As a consequence of our reliance on certain exemptions from the NYSE standards provided to “controlled companies,” you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

We are required to pay the Continuing Pre-IPO LLC Members, the Reorganization Parties, Optionholders of the Blocker Companies at the time of the Mergers, holders of synthetic equity units and any other persons that become parties to the Tax Receivable Agreement for certain tax benefits we may receive, and the amounts we may pay could be significant.

We acquired certain favorable tax attributes from the Blocker Companies in the Mergers. In addition, future taxable redemptions or exchanges by the Continuing Pre-IPO LLC Members of LLC Units for shares of our Class A common stock or cash and the IPO Contribution, as well as other transactions described herein, are expected to result in favorable tax attributes for us. These tax attributes would not be available to us in the absence of those transactions and are expected to reduce the amount of tax that we would otherwise be required to pay in the future.

In connection with the IPO, we entered into the Tax Receivable Agreement with the TRA Parties, under which we generally are required to pay to the TRA Parties, in the aggregate, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of (i) certain favorable tax attributes we acquired from the Blocker Companies in the Mergers (including net operating losses, the Blocker Companies’ allocable share of existing tax basis and refunds of Blocker Company taxes attributable to pre-Merger tax periods), (ii) increases in our allocable share of existing tax basis and tax basis adjustments that may result from (x) future redemptions or exchanges of LLC Units by Continuing Pre-IPO LLC Members for cash or Class A common stock, (y) the IPO Contribution and (z) certain payments made under the Tax Receivable Agreement and (iii) deductions in respect of interest and certain compensatory payments made under the Tax Receivable Agreement. The payment obligations under the Tax Receivable Agreement are our obligations and not the obligations of Cure TopCo.

We expect that the payments we will be required to make under the Tax Receivable Agreement will be substantial. The tax attributes available to us as a result of the Mergers and our allocable share of existing tax basis are expected to result in tax savings of approximately $56.0 million. We are required to pay the TRA Parties approximately 85% of such amount, or $47.6 million, over the 15-year period from the date of the IPO. Further, assuming no material changes in relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we expect that the tax savings associated with all tax attributes described above would aggregate to approximately $509.1 million over 15 years from the date of the completion of the IPO, based on the IPO price of $24.00 per share of Class A common stock, and assuming all LLC Units were redeemed or exchanged on the date of the IPO. Under this scenario, we would be required to pay the TRA Parties approximately 85% of such amount, or $432.8 million, over the 15-year period from the date of the completion of the IPO. The actual amounts we will be required to pay may materially differ from these hypothetical amounts, because potential future tax savings that we will be deemed to realize, and the Tax Receivable Agreement payments made by us, will be calculated based in part on the market value of our Class A common stock at the time of each redemption or exchange of an LLC Unit for cash or a share of Class A common stock and the prevailing applicable federal tax rate (plus the assumed combined state and local tax rate) applicable to us over the life of the Tax Receivable Agreement and will depend on our generating sufficient taxable income to realize the tax benefits that are subject to the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are not conditioned on our existing owners’ continued ownership of us.

Payments under the Tax Receivable Agreement are based on the tax reporting positions we determine, and the IRS or another tax authority may challenge all or a part of the deductions, existing tax basis, tax basis increases, NOLs or other tax attributes subject to the Tax Receivable Agreement, and a court could sustain such challenge. Payments we will be required to make under the Tax Receivable Agreement generally will not be reduced as a result of any taxes imposed on us, Cure TopCo or any direct or indirect subsidiary thereof that are attributable to a tax period (or portion thereof) ending on or before the Mergers, the IPO Contribution or the date of the completion of the IPO. Further, the parties to the Tax Receivable Agreement will not reimburse us for any payments previously made if such tax attributes are subsequently disallowed, except that any excess payments made to a TRA Party will be netted against future payments otherwise to be made to such TRA Party under the Tax Receivable Agreement, if any, after our determination of such excess. In addition, the actual state or local tax savings we may realize may be different than the amount of such tax savings we are deemed to realize under the Tax Receivable Agreement, which will be based on an assumed combined state and local tax rate applied to our reduction in taxable income as determined for U.S. federal income tax purposes as a result of the tax attributes subject to the Tax Receivable Agreement. In both such circumstances, we could make payments to the TRA Parties that are greater than our actual cash tax savings and we may not be able to recoup those payments, which could negatively impact our liquidity. The Tax Receivable Agreement provides that (1) in the event that we breach any of our material obligations under the Tax Receivable Agreement, (2) at the election of the TRA Parties, upon certain changes of control or (3) if, at any time, we elect an early termination of the Tax Receivable Agreement, our obligations under the Tax Receivable Agreement (with respect to all LLC Units, whether or not LLC Units have been exchanged or acquired before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the tax deductions, tax basis and other tax attributes subject to the Tax Receivable Agreement. The change of control provisions in the Tax Receivable Agreement may result in situations where the Pre-IPO LLC Members have interests that differ from or are in addition to those of our other stockholders.

Finally, because we are a holding company with no operations of our own, our ability to make payments under the Tax Receivable Agreement depends on the ability of Cure TopCo to make distributions to us. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, which could negatively impact our results of operations and could also affect our liquidity in periods in which such payments are made.
Risks Related to Our Class A Common Stock

The Continuing Pre-IPO LLC Members may require us to issue additional shares of our Class A common stock.

We have an aggregate of more than 830,000,000 shares of Class A common stock authorized but unissued, including approximately 57,465,854 shares of Class A common stock issuable upon the redemption or exchange of LLC Units that are held by the Continuing Pre-IPO LLC Members. We, the Continuing Pre-IPO LLC Members and Cure TopCo entered into the Amended LLC Agreement, pursuant to which holders of LLC Units (other than us and our wholly owned subsidiaries), including the Continuing Pre-IPO LLC Members, have the right to require Cure TopCo to redeem all or a portion of their LLC Units for, at our election, newly issued shares of Class A common stock on a one-for-one basis or a cash payment equal to the volume-weighted average market price of one share of our Class A common stock for each LLC Unit redeemed or exchanged. Alternatively, we can elect to directly acquire LLC Units in exchange for newly issued shares of Class A common stock on a one-for-one basis or a cash payment equal to the volume-weighted average market price of one share of our Class A common stock for each LLC Unit redeemed or exchanged. If we elect to satisfy such redemption or exchange by issuing additional shares of Class A common stock instead of cash and such shares of Class A common stock are sold into the public market, it may cause the market price of our Class A common stock to decline.

Some provisions of Delaware law and our certificate of incorporation and bylaws may deter third parties from acquiring us and diminish the value of our Class A common stock.

Our certificate of incorporation and bylaws provide for, among other things:

•a classified board of directors, as a result of which our board of directors is divided into three classes, with each class serving for staggered three-year terms and with successors to the class of directors whose term expires at the first and second annual meetings of stockholders following the adoption of the certificate of incorporation, as applicable, elected for a term expiring at the third annual meeting following the annual meeting at which such directors were elected;
•at any time after New Mountain Capital, together with its affiliates and permitted transferees, owns less than a majority of our outstanding common stock (the “Majority Ownership Requirement”), there will be:
◦restrictions on the ability of our stockholders to call a special meeting and the business that can be conducted at such meeting or to act by written consent;
◦supermajority approval requirements for amending or repealing provisions in the certificate of incorporation and bylaws;
◦the removal of directors for cause only upon the affirmative vote of the holders of at least 662⁄3% of the shares of common stock entitled to vote generally in the election of directors;
•the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval; and
•advance notice requirements for stockholder proposals.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our Class A common stock if they are viewed as discouraging future takeover attempts. These provisions could also make it more difficult for stockholders to nominate directors for election to our board of directors and take other corporate actions.

The provision of our amended and restated certificate of incorporation requiring exclusive forum in certain courts in the State of Delaware or the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or stockholders to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws or (iv) any action asserting a claim against us governed by the internal affairs doctrine will have to be brought in a state court located within the state of Delaware (or if no state court of the State of Delaware has jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. The foregoing provision does not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction.

Additionally, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or stockholders, which may discourage lawsuits with respect to such claims. Further, in the event a court finds either exclusive forum provision contained in our amended and restated certificate of incorporation to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

We do not anticipate paying any cash dividends in the foreseeable future.

We currently intend to retain our future earnings, if any, for the foreseeable future, to fund the development and growth of our business. We do not intend to pay any dividends to holders of our Class A common stock. As a result, capital appreciation in the price of our Class A common stock, if any, will be your only source of gain on an investment in our Class A common stock.

However, under the Amended LLC Agreement, Cure TopCo will generally be required from time to time to make pro rata distributions in cash to us and the other holders of LLC Units at certain assumed tax rates in amounts that could be significant. See “—In certain circumstances, Cure TopCo will be required to make distributions to us and the other holders of LLC Units, and the distributions that Cure TopCo will be required to make may be substantial.”

We had identified a series of significant deficiencies in our internal controls over financial reporting and IT access controls that collectively amounted to a material weakness in each of fiscal year 2018 and 2019. If we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock.

In connection with our audits of the consolidated financial statements in each of fiscal year 2018 and 2019, we identified a material weakness in our internal control over financial reporting. In 2018, the material weakness related to deficiencies in our controls, which ultimately led to a restatement of our 2018 financial statements. In 2019, we identified a number of significant deficiencies in the design and operation of our internal control over financial reporting that collectively amounted to a material weakness. The significant deficiencies primarily related to segregation of duty controls over the review and evaluation of the company’s combined-consolidated financial statements in order to prevent misstatements associated with various accounts, disclosures and statements in accordance with GAAP. Additionally, we did not have effective information technology controls related to governance over privileged access, security and change management. A number of these IT access control deficiencies had been identified in 2018 and had not been fully remediated ahead of the 2019 audit. No individual control deficiency identified in 2019 was considered to be of significance enough to individually escalate to the level of material weakness.

During 2020 we implemented measures designed to ensure the control deficiencies contributing to the material weakness had been remediated as of December 31, 2020. In that period, the internal control environment has continued to mature with the hiring of additional accounting and financial reporting personnel with technical accounting and public company experience. We have also enhanced and formalized our internal review procedures during the financial statement close process and designed and implemented IT general computer controls. However, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will prevent or avoid potential future material weaknesses.

If we identify future material weaknesses in our internal control over financial reporting or if we are unable to comply with the demands that will be placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the time frames required by the SEC. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

We are not currently required to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. We will not be required to formally assess our internal controls over financial reporting until we file our second Annual Report on Form 10-K and we will not be required to have our independent registered public accounting firm formally assess our internal controls for as long as we remain an “emerging growth company” as defined in the JOBS Act.

When evaluating our internal controls over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.
General Risks Related to Our Business

If our existing customers do not continue or renew their contracts with us, renew at lower fee levels, decline to purchase additional services from us or reduce the services received from us pursuant to those contracts, it could have a material adverse effect on our business, financial condition and results of operations.

We expect to derive a significant portion of our revenue from renewal of existing customer contracts and sales of additional services to existing customers. As part of our growth strategy, for instance, we have recently focused on expanding our services among current customers, both in terms of the number of distinct services an existing customer uses and expanding the existing customer’s use of a particular service. As a result, selling additional services and expanding use of current services are critical to our future business, revenue growth and results of operations.

Factors that may affect our ability to sell additional services and expand use of current services include the following:

•the price, performance and functionality of our services;
•the availability, price, performance and functionality of competing or replacement services;
•our ability to develop and sell complementary services;
•changes in healthcare laws, regulations or trends;
•the business environment of our customers; and
•the government programs in which our customers participate.

Our contracts with our health plan customers for IHEs generally have stated initial terms of one to two years with automatic renewal at the end of each term unless terminated by the customer. We are paid a flat fee per IHE completed. Our ability to complete IHEs depends on the plan members provided by our customers for purposes of our target member list (“TML”) agreeing to an IHE. However, our customers typically have no obligation to accept such automatic renewal. In addition, our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these customers. Our future results of operations also depend, in part, on our ability to expand across the continuum of care. If our customers fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels or fail to purchase new services from us, our revenue may decline, or our future revenue growth may be constrained.

Our contracts with healthcare providers are also subject to renegotiation from time to time. Under our provider contracts, provider partners can typically terminate their contracts with or without cause upon advance notice to Signify. In addition, provider partners may seek to renegotiate the administrative fees and/or percentage of shared savings that we are entitled to under our contracts from time to time.

In addition, a significant number of our customer contracts (including contracts with many of our top 10 customers) allow health plan and provider partners to terminate such agreements for convenience, typically with one to three months advance notice. If a customer terminates its contract early and revenue and cash flows expected from a customer are not realized in the time period expected or not realized at all, our business, financial condition and results of operations could be adversely affected.

If we are unable to attract new customers, our business, financial condition and results of operations would be adversely affected.

To increase our revenue and achieve continued growth, we must continue to attract new customers. Our ability to do so depends in large part on the success of our sales and marketing efforts and the quality of our solutions, as potential customers may seek out other options. For example, in our Episodes of Care Services segment, potential customers might decline episode of care programs in favor of other value-based care models, such as ACOs, capitation models, or pay-for-performance programs. Therefore, we must demonstrate that our services and solutions are valuable and superior to alternatives. If we fail to provide high-quality solutions and convince customers of the benefits of our model and value proposition, we may not be able to attract new customers. If the markets for our solutions decline or grow more slowly than we expect, or if the number of customers that contract with us for our solutions declines or fails to increase as we expect, our financial results could be harmed. As markets in which we participate mature, services evolve and competitors begin to enter into the market and introduce differentiated solutions or services that are perceived to compete with ours, our ability to sell our solutions could be impaired. As a result of these and other factors, we may be unable to attract new customers, which would have an adverse effect on our business, financial condition and results of operations.

We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders, and otherwise disrupt our operations.

In the past, we have expanded our business in part through acquisitions, and we may seek to acquire or invest in additional businesses, applications, services, or technologies that we believe could complement or expand our existing and future offerings, enhance our technical capabilities, give us access to new markets or otherwise offer growth opportunities. However, we may not be successful in identifying acquisition targets or we may use estimates and judgments to evaluate the operations and future revenues of a target that turn out to be inaccurate. The pursuit of potential acquisitions may also divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. In addition, we have limited experience in acquiring other businesses and may have difficulty integrating acquired businesses. If we acquire additional businesses, we may not be able to integrate the acquired operations and technologies successfully, or effectively manage the combined business following the acquisition. Integration may prove to be difficult due to the necessity of integrating personnel that have disparate business backgrounds and are accustomed to different corporate cultures.

We also may not achieve the anticipated benefits from any acquired business due to a number of factors, including:

•inability to integrate or benefit from acquired technologies or services in a profitable manner;
•unanticipated costs or liabilities, including legal liabilities, associated with the acquisition;

•an incoherent customer experience as we integrate different technologies and systems;
•difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
•difficulty converting the customers of the acquired business into our current and future offerings and contract terms, including disparities in the revenue model of the acquired company;
•diversion of management’s attention or resources from other business concerns;
•adverse effects on our existing business relationships with customers, members, or strategic partners as a result of the acquisition;
•due diligence errors or poor execution;
•a lack of understanding of the acquired business’ historical liabilities and existing insurance coverage;
•the potential loss of key employees; and
•use of substantial portions of our available cash to consummate the acquisition.

We may issue equity securities or incur indebtedness to pay for any such acquisition or investment, which would cause dilution for our shareholders and could adversely affect our financial condition. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline. In addition, a significant portion of the purchase price of any companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our results of operations based on this impairment assessment process, which could adversely affect our results of operations.

The growth of our business and future success relies in part on our relationships with third parties and our business could be harmed if we fail to maintain or expand these relationships.

We selectively form relationships and engage with a range of third parties for our technology needs in implementation of our service. For example, we are particularly reliant on a vendor that provides us with software that allows us to engage in efficient, targeted outreach to members on our TML. We may fail to retain and expand these relationships for various reasons, and any such failure could harm our relationship with our customers, our prospects, and our business. In order to grow our business, we anticipate that we will continue to depend on relationships with third parties. As we seek to continue current relationships and form additional relationships, it is uncertain whether these efforts will be successful, or that these relationships will result in increased customer use of our solutions or increased revenue. In the event that we are unable to effectively utilize, maintain, and expand these relationships that we are dependent on, our results of operations and financial condition could be materially adversely affected.

If we fail to retain and motivate members of our management team or other key employees, or fail to attract additional qualified personnel to support our operations, our business and future growth prospects could be harmed.

Our success and future growth depend largely upon the continued services of our management team and our other key employees. From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our employees and lead our company, could harm our business.

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for experienced sales, customer account management, digital product development and technology personnel. There is no guarantee we will be able to attract such personnel or that competition among potential employers will not result in increased salaries or other benefits. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. We expect prospective employees to evaluate us on a number of areas, such as diversity and inclusion and workplace conduct. If we are unable to foster a positive and inclusive working environment that is attractive to our existing and prospective employees, it could impact employee recruiting, engagement and retention and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.

We may be subject to legal proceedings and litigation, including intellectual property and privacy disputes, which are costly to defend and could materially harm our business and results of operations.

We may be party to lawsuits and legal proceedings in the ordinary course of business. These matters are often expensive and disruptive to normal business operations. We have in the past and may in the future face allegations, lawsuits, regulatory inquiries, audits or investigations regarding data privacy, data security, personal injury, malpractice or intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights, trade secrets or other rights. We have in the past and may in the future be subject to allegations, lawsuits or inquiries relating to labor and employment, in the case of the past in particular, with respect to our characterization of independent contractor relationships. See “—Risks related to governmental regulation—If our providers are characterized as employees, we would be subject to adverse effects on our business and employment and withholding liabilities.” We may also face allegations or litigation related to our acquisitions, securities issuances or business practices, including public disclosures about our business. See “Item 3. Legal Proceedings.” Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages or for injunctive relief. Additionally, our litigation costs could be significant and are difficult to predict. Adverse outcomes with respect to allegations, lawsuits, regulatory inquiries, audits, or investigations may result in significant settlement costs or judgments, penalties and fines, or require us to modify our services or require us to stop serving certain customers or geographies, any of which could negatively impact our business. We have also in the past been subject to information requests and subpoenas in connection with investigations by government agencies into some of our customers. Complying with these requests can be costly and time consuming. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time consuming and diverts management’s attention from our business. The results of regulatory proceedings, lawsuits, regulatory inquiries, audits and investigations cannot be predicted with certainty, and determining reserves for pending litigation and other legal, regulatory and audit matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our reputation, business, financial condition, results of operations and the market price of our Class A shares.

We also may be subject to lawsuits under the FCA and comparable state laws if the government or a whistleblower alleges that some misconduct or materially faulty services provided by us resulted in the health plan submitting allegedly false or fraudulent risk adjustment information to CMS under the Medicare Advantage program, among other potential legal theories under the FCA. These lawsuits, which may be initiated by government authorities as well as private party whistleblowers (also known as “relators”), can involve significant monetary damages, fines, attorney fees and the award of bounties to private plaintiffs who successfully bring these suits, as well as to the relevant government programs, or may lead to our exclusion from government programs we or our customers participate in. Such actions can also form the basis for exclusion from participation in those programs. In recent years, government oversight and law enforcement have become increasingly active and aggressive in investigating and taking legal action against potential fraud and abuse.

Furthermore, our business exposes us to professional negligence, personal injury and other related actions or claims that are inherent in the managing of healthcare services or a network of traveling personnel. These claims, with or without merit, could cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business, harm our reputation and adversely affect our ability to attract and retain customers, any of which could have a material adverse effect on our business, financial condition and results of operations.

Although we maintain third-party liability insurance coverage, it is possible that claims against us may exceed the coverage limits of our insurance policies or may not be covered by our liability insurance coverage. Even if any professional liability loss is covered by an insurance policy, these policies typically have substantial deductibles for which we are responsible. Professional liability claims in excess of applicable insurance coverage could have a material adverse effect on our business, financial condition and results of operations. In addition, any professional liability claim brought against us, with or without merit, could result in an increase of our professional liability insurance premiums. Insurance coverage varies in cost and can be difficult to obtain, and we cannot guarantee that we will be able to obtain insurance coverage in the future on terms acceptable to us or at all. If our costs of insurance and claims increase, then our earnings could decline.

The emergence and effects related to a pandemic, epidemic, outbreak of an infectious disease or a natural or man-made disaster could negatively impact our operations and business.

If a pandemic, epidemic, outbreak of an infectious disease, other public health crisis or natural or man-made disaster were to occur in an area in which we or our provider partners operate, our operations could be negatively impacted. In particular, a public health crisis could reduce the demand for IHE visits from our providers, especially if such crisis is of an infectious nature. We have disaster plans in place and operate pursuant to infectious disease and other disaster protocols, but the potential emergence of a pandemic, epidemic, outbreak or natural or man-made disaster is difficult to predict and could harm our business and operations.

Further, a public health crisis or other public disaster may lead government agencies to provide forms of relief that could negatively impact our business. For example, in 2020 as a result of the COVID-19 pandemic, CMS announced that healthcare providers could choose to eliminate upside and downside risk by excluding all episodes from reconciliation in 2020 or could choose to exclude from reconciliation those episodes with a COVID-19 diagnosis during the episode. Subsequently, CMS announced that all episodes in 2021 with a COVID-19 diagnosis would be automatically excluded from reconciliation. See “—Our operations have been, and may continue to be, significantly disrupted by the COVID-19 pandemic, and our business, financial condition and results of operations have been negatively impacted.” As evidenced by the reduction in episodes due to COVID-19 diagnoses, if such measures were to be taken in connection with another pandemic, public health emergency or natural disaster, the program size we manage would decline, which would accordingly reduce our fees and ability to generate savings.

If the estimates and assumptions we use to determine the size of our total addressable market are inaccurate, our future growth rate may be impacted and our business would be harmed.

Market estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at rates similar to those at which it has historically grown, if at all. Our market opportunity is also based on the assumption that our existing and future solutions will be more attractive to our customers and potential customers than competing solutions. If these assumptions prove inaccurate, our business, financial condition, and results of operations could be adversely affected.

Our financial results may be adversely impacted by changes in accounting principles applicable to us.

Generally accepted accounting principles in the United States are set by and subject to interpretation by the Financial Accounting Standards Board, or FASB, and the SEC and new accounting principles are adopted from time to time. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which superseded nearly all previously existing revenue recognition guidance under GAAP. The core principle of Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

We adopted this standard as of January 1, 2019 using the modified retrospective method. The adoption of this standard did not have a material impact on our consolidated financial statements. Remedy Partners also adopted this new accounting standard effective January 1, 2019, prior to our acquisition of Remedy Partners and its inclusion in our combined-consolidated financial statements. The adoption of this standard did have a material impact on Remedy Partners’ consolidated financial statements. We estimate net revenue for the year ended December 31, 2019 for Remedy Partners was approximately $25.0 million lower under Topic 606 than it would have been under previous revenue recognition guidance primarily due to changes in the timing of revenue recognition under Topic 606.

Under Topic 606, more estimates, judgments, and assumptions are required within the revenue recognition process than were previously required. Our reported financial position and financial results may be harmed if our estimates or judgments prove to be wrong, assumptions change, or actual circumstances differ from those in our assumptions. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm our business and the trading price of our Class A common stock.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect or change, our results of operations could be harmed.

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, allowance for doubtful accounts, equity-based compensation, business combinations, impairment of long-lived assets, including intangible assets and goodwill and EARs. Our results of operations may be harmed if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.

We expect that our stock price will fluctuate significantly, and you may not be able to resell your shares at or above the initial public offering price.

The trading price of our Class A common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:

•market conditions in the broader stock market in general, or in our industry in particular;
•actual or anticipated fluctuations in our quarterly financial and operating results;
•introduction of new products and services by us or our competitors;
•issuance of new or changed securities analysts’ reports or recommendations;
•sales of large blocks of our stock;
•additions or departures of key personnel;
•regulatory developments;
•economic and political conditions or events.

These and other factors may cause the market price and demand for our Class A common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Class A common stock and may otherwise negatively affect the liquidity of our Class A common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.

The trading market for our Class A common stock will also be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.

The requirements of being a public company may strain our resources, increase our costs and divert management’s attention, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we are required to comply with the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, as well as rules and regulations implemented by the SEC and the NYSE. We have incurred, and expect to continue to incur significant legal, regulatory, finance, accounting, investor relations and other expenses relating to compliance with these rules and regulations. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. In addition, we have a limited history operating as a public company, and these requirements may strain our management, systems and resources, diverting attention away from revenue-producing activities. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our Class A common stock less attractive if we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.
Item 1B. Unresolved Staﬀ Comments.
None.
Item 2. Properties.
Our principal offices are located in Norwalk, Connecticut, New York, New York, Dallas, Texas and Rapid City, South Dakota, where we occupy facilities totaling 350,000 square feet. We use these facilities for administration, sales and marketing, technology and development and professional services.
Item 3. Legal Proceedings.
From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. Although the results of litigation and claims are inherently unpredictable and uncertain, we are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, are believed to, either individually or taken together, have a material adverse effect on our business, financial condition or results of operations. Regardless of the outcome, litigation has the potential to have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock is listed on the NYSE under the symbol “SGFY.” Our Class B common stock is not listed nor traded on any stock exchange.

On March 1, 2021, there were 208 shareholders of record of our Class A common stock and 94 shareholders of record of our Class B common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers.
Dividend Policy

We do not currently expect to pay any cash dividends on our Class A common stock for the foreseeable future. Instead, we intend to retain future earnings, if any, for the future operation and expansion of our business, including for the development of new solutions and services and strategic acquisitions of, or investments in, business and technologies that we believe will complement our current business and expansion strategies. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant.

We are a holding company and has no material assets other than its ownership of LLC Units in Cure TopCo, and as a consequence, our ability to declare and pay dividends to the holders of our Class A common stock, if our board of directors determines to do so, will be subject to the ability of Cure TopCo to provide distributions to us. If Cure TopCo makes such distributions, the holders of LLC Units will be entitled to receive equivalent distributions from Cure TopCo. However, because we must pay taxes, make payments under the Tax Receivable Agreement and pay our expenses, amounts ultimately distributed as dividends to holders of our Class A common stock are expected to be less than the amounts distributed by Cure TopCo to the other holders of LLC Units on a per share basis.

Assuming Cure TopCo makes distributions to its members in any given year, the determination to pay dividends, if any, to our Class A common stockholders out of the portion, if any, of such distributions remaining after our payment of taxes, Tax Receivable Agreement payments and expenses will be made by our board of directors. Because our board of directors may determine to pay or not pay dividends to our Class A common stockholders, our Class A common stockholders may not necessarily receive dividend distributions relating to excess distributions, even if Cure TopCo makes such distributions to us.
Sales of Unregistered Securities

The following sets forth information regarding securities sold or issued by the predecessors to the registrant in the year ended December 31, 2020. No underwriters were involved in these sales. There was no general solicitation of investors or advertising, and we did not pay or give, directly or indirectly, any commission or other remuneration, in connection with the offering of these securities. In each of the transactions described below, the recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.
(1)    In connection with the Reorganization Transactions, we issued 140,758,464 shares of Class A common stock and 67,065,763 shares of Class B common stock to Pre-IPO LLC Members. As of the date of the reorganization, approximately 9,599,909 of the shares of Class B common stock are subject to vesting.
(2)    From February 14, 2020 to December 1, 2020, Cure TopCo issued 343,671 Class C units to Cure Aggregator. As of December 31, 2020, 328,231 Class C common units remain outstanding.

(3)    From February 14, 2020 to December 1, 2020, Cure Aggregator granted 343,671 Class C units to certain employees and directors, which correspond to 343,671 Class C units issued by Cure TopCo to Cure Aggregator, which were intended to qualify as Profits Interests.
Use of Proceeds

On February 10, 2021, our registration statement on Form S-1 (File No. 333-252231) was declared effective by the SEC in connection with the IPO. At the closing of the IPO on February 16, 2021, we sold 27,025,000 shares of Class A common stock, including 3,525,000 shares pursuant to the underwriters’ over-allotment option, at an initial public offering price of $24.00 per share and received gross proceeds of $648.6 million, which resulted in net proceeds to us of $609.7 million, after deducting underwriting discounts and commissions of $38.9 million and before fees and expenses incurred in connection with the IPO. Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Barclays Capital Inc. and Deutsche Bank Securities Inc. acted as lead bookrunner agents for the offering. BofA Securities Inc., UBS Securities LLC, Robert W. Baird & Co. Incorporated, Piper Sandler & Co. and William Blair & Company, L.L.C. acted as additional bookrunners.

We used the net proceeds from the IPO to purchase 27,025,000 newly-issued LLC Units from Cure TopCo at a purchase price per LLC Unit equal to the initial public offering price of Class A common stock after underwriting discounts and commissions.

Cure TopCo used a portion of the proceeds from the issuance of LLC Units to us to pay fees and expenses of approximately $13.5 million incurred in connection with the IPO and Reorganization Transactions.
Issuer Purchases of Equity Securities

None.
Performance Graph

Not applicable.
Item 6. Selected Financial Data.
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020 and the audited combined-consolidated financial statements as of and for the year ended December 31, 2019 and the audited consolidated financial statements as of and for the year ended December 31, 2018 and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in “Forward-Looking Statements” and “Risk Factors.”

The following discussion contains references to calendar years 2020, 2019 and 2018, all periods of which were prior to the Reorganization Transactions which were effective February 12, 2021. Therefore, the financial results referenced for these periods relate to Cure TopCo and its consolidated subsidiaries for the fiscal years ended December 31, 2020, 2019 and 2018. Any information related to periods subsequent to the Reorganization refer to Signify Health and its consolidated subsidiaries, including Cure TopCo.
Overview

Signify Health is a leading healthcare platform that leverages advanced analytics, technology, and nationwide healthcare provider networks to create and power value-based payment programs. Our mission is to transform how care is paid for and delivered so that people can enjoy more healthy, happy days at home. Our customers include health plans, governments, employers, health systems and physician groups. We believe that we are a market leader in two fast-growing segments of the value-based healthcare payment industry: payment models based on individual episodes of care and IHEs. Payment models based on individual episodes of care organize or bundle payments for all, or a substantial portion of, services received by a patient in connection with an episode of care, such as a surgical procedure, particular condition or other reason for a hospital stay. IHEs are health evaluations performed by a clinician in the home to support payors’ participation in Medicare Advantage and other government-run managed care plans. Our episode payment platform managed $5.21 billion and $6.14 billion of spend in 2020 and 2019, respectively. Our mobile network of providers completed evaluations for over 1.4 million unique individuals participating in Medicare Advantage and other managed care plans in 2020. We believe that these core businesses have enabled us to become integral to how health plans and healthcare providers successfully participate in value-based payment programs, and that our platform lessens the dependence on facility-centric care for acute and post-acute services and shifts more services towards alternate sites and, most importantly, the home.

Our solutions support value-based payment programs by aligning financial incentives around outcomes, providing tools to health plans and healthcare organizations designed to assess and manage risk and identify actionable opportunities for improved patient outcomes, coordination and cost-savings. Through our platform, we coordinate what we believe is a holistic suite of clinical, social, and behavioral services to address an individual’s healthcare needs and prevent adverse events that drive excess cost. Our business model is aligned with our customers as we generate revenue only when we successfully engage members for our health plan customers and generate savings for our provider customers.
Factors affecting our results of operations

As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods, and our results of operations may not be directly comparable from period to period. Set forth below is a discussion of the key factors impacting our results of operations.
Seasonality

Historically, there has been a seasonal pattern to our revenue in our Home & Community Services segment with the revenues in the fourth quarter of each calendar year generally lower than the other quarters. Each year, our IHE customers provide us with a TML, which may be supplemented or amended during the year. Our customers generally limit the number of times we may attempt to contact their members. Throughout the year, as we complete IHEs and attempt to contact members, the number of members who have not received an IHE and whom we are still able to contact declines, typically resulting in fewer IHEs scheduled during the fourth quarter. In 2020, the COVID-19 pandemic led to a large number of in-person IHEs being conducted in the second half of the year, particularly in the fourth quarter, and as a result, for 2020, we did not see the historical seasonality we would normally expect with respect to IHE volume. In 2021, we expect to return to a seasonality trend in our Home & Community Services segment more consistent with historical trends, with fewer IHEs being conducted in the fourth quarter of 2021, compared to the rest of the year. However, any further developments with respect to the COVID-19 pandemic may impact seasonality trends.

Revenue in our Episodes of Care Services segment generally is higher in the second and fourth quarters. We recognize the revenue attributable to episodes reconciled during each 6-month episode performance measurement period over a 13-month performance obligation period that commences in the second or fourth quarter of each year, depending on the relevant contract with our provider partners. The 13-month performance obligation period begins at the start of the relevant episodes of care and extends through the receipt or generation of the semiannual reconciliation for the relevant performance measurement period, as well as the provision and explanation of statements of performance to each of our customers. As a result, during the first and third quarters of each year, we recognize three months of revenue for each of two overlapping performance obligation periods (i.e., three months of revenue from one performance obligation period, and three months of revenue from a second, overlapping performance obligation period). In contrast, during the second and fourth quarters of each year, we recognize revenue relating to three overlapping performance obligation periods—three months of revenue from one performance obligation period, three months of revenue from a second, overlapping performance obligation period, and one month of revenue from a third, overlapping performance obligation period (representing the thirteenth month of the third performance obligation period). We also recognize Episodes revenue based on our estimates of savings realized. The semiannual reconciliations for each performance measurement period under our Episodes programs are received or generated in the second and fourth quarters of each year, and indicate the actual savings realized. See “—Critical Accounting Policies—Revenue recognition.” In addition, due to the semiannual reconciliations for our Episodes programs, and BPCI-A in particular, we typically receive cash during the first and third quarters of each year, which can cause our liquidity to fluctuate from quarter to quarter. See “—Liquidity and Capital Resources.”
Customer mix

Our customer mix can affect our revenue and profitability in both of our segments. For example, due to the different contractual arrangements we have with different health plans, health plan mix during the period can affect our average per-visit fee, the geographic mix of plan members we are visiting, the mix of members we see that are covered by Medicare versus Medicaid and the selection of IHE, vIHE or IHE+ solutions, each of which has a different price point, and can affect the conversion rate associated with the number of members who agree to receive IHEs, the total number of IHEs completed and the number and type of ancillary services selected. The amounts we receive for our services in our Episodes of Care Services segment are similarly determined by customer mix, as the amount of our administrative fee, our share of episode savings and risk for episode losses and the payors’ and providers’ share of savings, as well as the overall program size and the savings rate generated under each managed episode vary by customer.
Impact of IHE volume and margins

Our revenue and profitability in our Home & Community Services segment are affected by the number of IHEs we complete during a period and how cost effectively we are able to complete them. The number of IHEs we are able to complete during a period can be affected by a variety of factors. For example, decisions by our customers with respect to the TML, including any increase or reduction in the number of members included in the TML (or the member list from which it is derived), may impact our IHE completion rate and, as a result, our revenue. Similarly, our ability to complete IHEs is affected by the level of member engagement. In our experience, members of existing customers are more likely to have had an IHE from Signify Health in the past and are more likely to be responsive to our outreach. In contrast, for new customers, their members are often just getting to know Signify Health and may have never had an IHE before, which can make it harder to successfully contact them and obtain their consent to an IHE. Our ability to complete IHEs is also affected by the capacity of our mobile network of providers, which impacts our ability to efficiently reach all of the members on our TML.

We believe we will benefit from demographic trends in the coming years. As the U.S. population ages, the number of Medicare eligible individuals is increasing. Moreover, Medicare Advantage is growing faster than the Medicare Classic or FFS program according to CMS. We believe we are well positioned to capture the growth in Medicare Advantage enrollment in the coming years and further increase the number of members to whom we provide IHEs.

Our long-term profitability in the Home & Community Services segment is also impacted by how cost-effectively we are able to complete IHEs. For example, it tends to be less costly for us to perform IHEs in densely populated urban areas and more costly for us to perform IHEs in difficult-to-reach jurisdictions. Our ability to cost-effectively perform IHEs is also affected by how efficiently we are able to schedule a provider’s day to maximize the number of IHEs he or she is able to complete in a day. The mix of providers we use may also impact our costs. We use a mix of physicians, nurse practitioners and physicians assistants, with physicians being the most costly to contract with for IHEs. If we increase or decrease our usage of a particular type of provider, it impacts the cost of performing IHEs and our margins.

In 2020, we completed and invoiced to customers over 1.4 million IHEs, including vIHEs, compared to 1.1 million IHEs and 0.9 million IHEs in 2019 and 2018, respectively.
Impact of program size and savings rate

Our revenue and profitability in our Episodes of Care Services segment are affected by the program size of our episodes programs and the savings rates we are able to achieve under these programs. Program size for a particular customer represents the number of episodes we managed for a customer during a period multiplied by the respective baseline price of each episode, which represents the benchmark price set by the relevant program prior to any discounts. Our program size grows by increasing the number of episodes we manage. In connection with our episodes offerings, we receive an administrative fee that is based on the program size we manage for a customer. The BPCI-A program in its current form expires at the end of 2023, and as of the end of 2020, participation in the BPCI-A program was locked in place, meaning that new healthcare providers cannot enter the program, and participating healthcare providers cannot choose to participate in any additional episode types. Accordingly, our ability to grow our revenue under the BPCI-A program going forward will require us to maximize savings rates. See “Changes to the BPCI program” below.

Revenue in our Episodes of Care Services segment is also affected by the savings rate we are able to achieve. Under our contracts with our provider partners in our episodes of care programs, we receive a share of any savings generated by the relevant provider for each episode managed. The savings rate during each period therefore affects our revenue period to period. The savings rate during each period is affected by a variety of factors, including how quickly new customers are able to integrate with our technology and data analytics tools, how long provider partners have been participating in an episode program and their resulting level of familiarity with the program and the degree of implementation of care redesign. The savings rate also varies by the type of solution we offer, and as a result the savings rate will fluctuate depending on the number of episodes we manage under one type of program, such as BPCI-A, versus another program, such as our Commercial Episodes of Care programs.

Our ability to increase program size and savings rate will depend on a number of factors, including the effectiveness of our advanced data analytics capabilities and operating platform, market adoption of our solutions and the adoption of care redesign and bundled payment models overall.

The following table shows our weighted average program size and weighted average savings rates for the periods presented. Weighted average program size and weighted average savings rates did not apply for 2018 as these relate to our Episodes of Care Services segment which was formed following the Remedy Partners Acquisition in 2019.

	Year ended December 31,
	2020	2019
	(in millions, except percentages)
Weighted Average Program Size (1)	$5,207.4	$6,144.1
Weighted Average Savings Rate (2)	7.3%	5.3%

(1) Weighted Average Program Size represents the weighted average program size for performance obligation periods included in a calendar quarter or calendar year. We manage episodes in six-month blocks, which we refer to as performance measurement periods. In each performance measurement period, we reconcile those episodes of care that concluded during such performance measurement period. We recognize the revenue attributable to episodes reconciled during each six-month performance measurement period over a 13-month performance obligation period, which we refer to as performance obligation periods. Accordingly, our weighted average program size during a given calendar quarter or calendar year reflects the results of multiple overlapping performance obligation periods. We define program size for a performance obligation period as (x) the number of episodes we managed during the relevant performance measurement period multiplied by (y) the baseline price of each episode, which represents the benchmark price set by the relevant program prior to any discounts. We define weighted average program size as the sum of the following for each performance obligation period included in a calendar quarter or calendar year: (x) the program size for the relevant performance obligation period, (y) divided by 13, which represents the approximately 13-month performance obligation period required to complete performance obligations under our episodes programs, and (z) multiplied by the number of months of the relevant performance obligation period included in the calendar quarter or calendar year. For 2019, this does not include amounts related to the BPCI Classic program, as these were not comparable to the current BPCI-A program and therefore are not indicative of future performance. The Remedy Partners Acquisition and the subsequent Remedy Partners Combination occurred in 2019, and as a result, we did not have any episodes of care programs in 2018.

(2) Weighted Average Savings Rate represents the weighted average savings rate generated during performance obligation periods included in a calendar quarter or calendar year. The gross savings for each performance obligation period (i.e., the 13-month period over which we recognize revenue attributable to episodes that concluded during a six-month performance measurement period) is equal to the gross amount of savings generated under the episode programs we manage during the performance measurement period to which such performance obligation period relates. The gross savings for a performance measurement period is defined as (x) the sum of the baseline episode prices of each such episode less (y) the total actual cost of each episode that concluded during such performance measurement period, which baseline prices represent the benchmark price set by the relevant program prior to any discounts. The weighted average savings rate is (i) the sum, for each performance obligation period included in a calendar quarter or calendar year, of (A) the gross savings for each such performance obligation period, divided by (B) 13, and multiplied by (C) the number of months of such performance obligation period included in such calendar quarter or calendar year, divided by (ii) the weighted average program size for such calendar quarter or calendar year. For the above purposes, the gross amount of savings is calculated prior to the deduction of our administrative fees and amounts shared with health plans and provider partners. For example, for BPCI-A, CMS receives a 3% discount, which is included in the gross amount of savings calculated for each performance measurement period. For 2019, the weighted average savings rate does not include amounts related to the predecessor BPCI Classic program, as these are not comparable to the current BPCI-A program and are not indicative of future performance. The Remedy Partners Acquisition and the subsequent Remedy Partners Combination occurred in 2019, and as a result, we did not have any episodes of care programs in 2018.

Investment in growth and technology

We continue to invest in sustaining significant growth, expanding our suite of solutions and being able to support a larger customer base over time. Achievement of our growth strategy will require additional investments and results in higher expenses incurred, particularly in developing new solutions, as well as in technology and human resources, as we aim to achieve this growth without diluting or decreasing the level and quality of services we provide. Developing new solutions can be time- and resource-intensive, and even once we launch a new solution, it can take a significant amount of time to contract with customers, provide them with our suite of technology and data analytics tools and have them actually begin generating revenue. This may increase our costs for one or more periods before we begin generating revenue from new solutions. In addition to developing new solutions, we are making significant investments in developing our existing solutions and increasing capacity. We will continue to invest in our technology platform and human resources to empower our providers and our customers to further improve results and optimize efficiencies. However, our investments may be more expensive or take longer to develop than we expect and may not result in operational efficiencies.
Changes to the BPCI program

Revenue generated by our BPCI solutions represented approximately 25% of our total revenue and over 90% of our Episodes of Care Services segment revenue in 2020, and approximately 20% of our total revenue and 85% of our Episodes of Care Services segment revenue in 2019. Our revenue and profitability are affected by changes to the BPCI program. Under our BPCI-A contracts, we earn an administrative fee, which is based on the size of the relevant provider’s program, and also share in the savings or losses generated in conjunction with our provider partners as compared to BPCI-A’s benchmark episode price for a particular episode. Significant changes to the BPCI-A program can lead to a decline in the program size and/or savings rates we are able to achieve in conjunction with our provider partners under the program. For example, the predecessor BPCI Classic program expired at the end of the third quarter of 2018 and CMS launched the BPCI-A program in the fourth quarter of 2018, which replaced BPCI Classic. CMS made significant changes to BPCI-A as compared to BPCI Classic, including reducing the number of episode types that can be managed, modifying the definitions for many of the episodes, as well as opening the program up to new healthcare providers (most of whom did not have prior experience participating in episodes of care programs). CMS also increased the discount used to generate the benchmark episode price from 2% to 3%. This had the effect of increasing the savings threshold that must be achieved before we are able to earn our administrative fee, or any incremental savings that are shared with our provider partners. As a result of these changes, we saw a significant drop in the savings rate under BPCI-A during 2019 as compared to the savings rate under the BPCI Classic program in 2018. This was partially offset in 2019 by an increase in program size under BPCI-A. Historically, savings rates increased under the BPCI Classic program over time as healthcare providers integrated with our technology, implemented care redesign, developed a post-acute strategy, and adapted to the program. However, there can be no assurance that the same trend will continue under the BPCI-A program.

In September 2020, CMS announced changes to BPCI-A for 2021. These changes included an adjustment to the baseline period on which clinical episode prices are calculated, such that prices for 2021 will be calculated on the basis of historical experience that includes the first year of the BPCI-A program. As a result, benchmark episode prices could be lower than in prior years because BPCI-A care redesign and savings measures will be reflected in a portion of the benchmark period. In addition, CMS announced changes to the pricing methodology by which benchmark episode prices will be calculated, which will impact savings rate opportunities and we also believe may have impacted healthcare provider demand to take on certain episodes (and therefore affected program size). Further, when healthcare providers selected episodes for 2021 at the end of 2020, CMS required such selections to be made in groups of similar episodes, rather than individually. For example, a provider partner that previously only participated in hip replacement episodes is now also required to participate in knee and shoulder replacement episodes as well. This impacted certain provider partner demand for various episodes and correspondingly affected program size. We are unable to estimate the exact impact to 2021 program size, although we would expect the 2020 bundle selections to ultimately result in a program size in-line with that of the 2019 program size. Moreover, the clinical episodes selected by provider partners for 2021 will also apply to 2022 and 2023, meaning the selections made are binding through 2023. Lastly, in 2021, CMS will exclude from the BPCI-A program all episodes where the individual is diagnosed with COVID-19 during the episode. In contrast, in 2020, such episodes could be included or excluded at the election of the provider partner. All of these changes could lead to a decline in the program size and/or savings rates we are able to achieve.

Finally, the BPCI-A program is scheduled to expire in 2023 and it is not clear in what form, if any, CMS will renew the program, although in September 2020 CMS announced that it anticipated launching a mandatory bundled payment model upon the expiration of the BPCI-A program. If CMS does not renew the program, or makes significant changes in any successor program, it may have an impact on the number of episodes we are able to manage, our savings rate and, consequently, revenue and profitability in future periods.

COVID-19
Our operations in our Home & Community Services segment have been significantly affected by the COVID-19 pandemic. As a precautionary measure in response to the pandemic, we temporarily halted IHEs in March 2020. Shortly following the suspension of in-home visits, we were able to expand our business model to perform vIHEs and made up for some of the lost volume for IHEs through vIHEs. We resumed in-home visits beginning in July 2020. We established personal protective equipment protocols with our major customers in order to be able to return to IHEs.

As a result of the pandemic, many of our customers postponed in-person IHEs to the second half of 2020. Although we continued to see some increase in IHE member cancellation rates, overall we saw significant incremental IHE volumes in the second half of 2020, particularly in the fourth quarter, as certain customers increased the volumes they placed with us and in-home IHEs represented the majority of those IHEs. In order to meet this volume growth, we onboarded additional providers into our network, which resulted in proportionally higher expenses. Additionally, in 2020, the COVID-19 pandemic and particularly the resulting shift to virtual evaluations (which was most evident in the second quarter), had an impact on the quarterly volume and results of operations for the Home & Community Services segment. The shift to virtual evaluations was due to a combination of the pause in in-person IHEs between March and July 2020, the decline in acceptance rates for in-person IHEs and an increase in IHE member cancellation rates as individuals were less willing to receive IHEs in-person due to the pandemic. We also experienced some provider unwillingness to perform IHEs in the home during the pandemic. In early 2021, we believe this unwillingness has decreased significantly as we have seen a decline in the mix of virtual IHEs performed. We will continue to monitor these trends in IHEs for as long as the pandemic is ongoing.

Our Episodes of Care Services segment has also been affected by the pandemic. In the United States, at certain times during the course of the pandemic, governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments, including certain acute and post-acute care services, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with the virus that causes COVID-19. In addition, the temporary suspension or cancellation of services was put in place to focus limited resources and personnel capacity toward the prevention of, and care for patients with, COVID-19. This resulted in fewer elective procedures and a general reduction in individuals seeking medical care, which contributed to a substantially lower number of episodes being managed in 2020.

In addition, CMS announced that healthcare providers could continue in the BPCI-A program with no change or they could choose one of the following two options for 2020:

•Healthcare providers could choose to eliminate upside and downside risk by excluding all episodes from reconciliation; or
•Healthcare providers could choose to exclude from reconciliation those episodes with a COVID-19 diagnosis during the episode.

Healthcare providers were required to make their election by September 25, 2020. The results of these elections made by the providers reduced the total number of episodes we managed during 2020 and will reduce the number of episodes we manage during 2021, and therefore reduce our program size. This impact on program size was partially offset by a higher savings rate due to a combination of improved performance by some of our partners as well as partners that were underperforming choosing to exclude some or all of their episodes from reconciliation in 2020. Subsequently, CMS announced that all episodes in 2021 with a COVID-19 diagnosis would be automatically excluded from reconciliation, which will reduce program size for all of 2021. There can be no assurance that the positive impact on our savings rate in 2020 will continue in 2021.

Each of these pandemic-related changes has had a material impact on program size in 2020, is expected to have a material impact on program size during at least part of 2021 and could have the effect of reducing program size for all of 2021 through 2023. Because our administrative fee is calculated as a percentage of program size and we receive a portion of the savings achieved in management of an episode, the decrease in episodes and related reduction in overall program size have had, and we expect will continue to have, a negative effect on our revenue. Some of these measures and challenges will likely continue for the duration of the COVID-19 pandemic, which is uncertain, and will harm the results of operations, liquidity and financial condition of our provider partners and our business. Lastly, our representatives may be prohibited from entering hospitals, skilled nursing facilities and other post-acute facilities as a result of the pandemic, which affects our ability to manage post-acute care and could have a material impact on the savings rate being generated by the program.

During the fourth quarter of 2020 and into January 2021, the daily average number of new cases of COVID-19 increased once again. Rates began to decline significantly in February 2021, partly related to the federal roll out of the vaccine. We continue to monitor trends related to COVID-19 and their impact on our business, results of operations and financial condition.
Remedy Partners Transactions

In 2019, Cure TopCo acquired 100% of the outstanding equity of Remedy Partners. A controlling interest was initially acquired by New Mountain Capital on January 15, 2019, which we refer to as the “Remedy Partners Acquisition.” At that point, we and Remedy Partners were considered to be under common control and combined financial statements were presented from January 15, 2019 to November 26, 2019. On November 26, 2019, a series of transactions were affected which resulted in Remedy Partners becoming our wholly owned subsidiary, which we refer to as the “Remedy Partners Combination,” and consolidated financial statements were presented from that date. In connection with the Remedy Partners Transactions, we incurred significant transaction costs, primarily diligence-related costs and professional fees, including those related to integration. We assigned values to the assets acquired and the liabilities assumed based upon their fair values at the acquisition date. We also acquired intangible assets, consisting primarily of customer relationships, with a value of $118.0 million, acquired software with a value of $43.0 million, which will increase our amortization expenses in future periods. Additionally, we acquired a trade name with a value of $6.0 million, that was subsequently impaired in December 2019 as a result of our rebranding to Signify, which resulted in a decrease in amortization expense in 2020 and future periods compared to 2019. As a result of the Remedy Partners Acquisition, we also recorded $408.4 million in goodwill, which represents the amount by which the purchase price exceeded the fair value of the net assets acquired.

Because we were not under common control with, and did not own Remedy Partners in 2018 and due to the above factors, our results of operations for the year ended December 31, 2019 are not directly comparable to our results of operations for the year ended December 31, 2018.
TAV Health acquisition

On March 31, 2019, Cure TopCo acquired TAV Health. TAV Health formed the basis for our Signify Community solution. As part of the TAV Health acquisition, we assigned values to the assets acquired and the liabilities assumed based upon their fair values at the acquisition date. We also acquired intangible assets, consisting primarily of acquired software with a value of $7.7 million and customer relationships with a value of $0.5 million, which we also expect will increase our amortization expense in future periods. As a result of the TAV Health acquisition, we also recorded $47.9 million in goodwill, which represents the amount by which the purchase price exceeded the fair value of the net assets acquired. Because we did not own TAV Health in 2018 and due to the above factors, our results of operations for the year ended December 31, 2019 are not directly comparable to our results of operations for the year ended December 31, 2018.
Cost of being a public company

To operate as a public company, we will be required to continue to implement changes in certain aspects of our business and develop, manage and train management level and other employees to comply with ongoing public company requirements. We will also incur new expenses as a public company, including costs related to our public reporting obligations, which includes increased professional fees for accounting, proxy statements and stockholder meetings, equity plan administration, stock exchange fees, transfer agent fees, SEC and Financial Industry Regulatory Authority, Inc., or FINRA fees, filing fees, legal fees and offering expenses. In addition, we are party to the Tax Receivable Agreement with the TRA Parties and are required to make certain distributions to them in accordance with the terms of the Tax Receivable Agreement. See “—Liquidity and capital resources—Tax Receivable Agreement.”

Effects of the reorganization on our corporate structure

Signify Health was formed for the purpose of the IPO, which was effective in February 2021 and had no activities of its own prior to such date. Signify Health is a holding company and its sole material asset, following the Reorganization Transactions, is a controlling ownership and profits interest in Cure TopCo. All of our business will be conducted through Cure TopCo and its consolidated subsidiaries and affiliates, and the financial results of Cure TopCo and its consolidated subsidiaries will be included in the consolidated financial statements of Signify Health for periods subsequent to the Reorganization Transactions and IPO.

Cure TopCo is currently taxed as a partnership for federal income tax purposes and, as a result, its members, including Signify Health, pay taxes with respect to their allocable share of its net taxable income. We expect that redemptions and exchanges of LLC Units will result in increases in the tax basis in our share of the tangible and intangible assets of Cure TopCo that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future. The Tax Receivable Agreement requires Signify Health to pay to the TRA Parties 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize from these tax basis increases and other tax attributes discussed herein. Furthermore, payments under the Tax Receivable Agreement will give rise to additional tax benefits and therefore additional payments under the Tax Receivable Agreement.
Components of our results of operations
Revenue

Our revenue is generated from contracts with our customers within our two operating segments, Home & Community Services and Episodes of Care Services, under contracts that contain various fee structures. Through our Home & Community Services segment, we offer IHEs, performed either within the patient’s home, virtually or at a healthcare provider facility primarily to Medicare Advantage health plans (and to some extent Medicaid). Additionally, we offer certain diagnostic screening and other ancillary services and, through our Signify Community solution, services to address healthcare concerns related to SDOH. Through our Episodes of Care Services segment, we primarily provide services designed to improve the quality and efficiency of healthcare delivery by developing and managing episodic payment programs in partnership with healthcare providers primarily under the BPCI-A program with CMS.

In our Home & Community Services segment, we primarily generate revenue through IHEs. Revenue is recognized when the IHEs are submitted to our customers on a daily basis. Submission to the customer occurs after the IHEs are completed and coded, a process which may take one to several days after completion of the evaluation. We are paid a flat fee for each completed IHE regardless of the member’s location or the outcome of an IHE. We earn a separate fee for any additional diagnostic screenings the health plan elects to provide for the relevant member. Revenue is recognized when the additional screening occurs.

We have entered into EAR agreements with one of our customers. Beginning in 2020, revenue generated under the underlying customer contracts includes an estimated reduction in the transaction price for IHEs associated with the initial grant date fair value of the outstanding customer EARs. The total grant date fair value of the outstanding EAR agreements was $51.8 million and will be recorded against revenue through December 2022. See “—Liquidity and capital resources—Customer Equity Appreciation Rights agreements.”

In our Episodes of Care Services segment, we primarily generate revenue through episodes of care under the BPCI-A program. We participate as a “convener participant” under the BPCI-A program. As a convener participant, we hold a contract directly with CMS and are responsible for developing and monitoring a BPCI-A episode of care program in partnership with healthcare providers. We enter into back-to-back contracts with provider partners interested in participating in BPCI-A episode of care programs through which we assist with compliance with CMS rules and program requirements and provide a suite of analytic, technology and post-acute management services. Under the BPCI-A program, we recognize the revenue attributable to episodes reconciled during each six-month episode performance measurement period over a 13-month performance obligation period that commences in the second or fourth quarter of each year, depending on the relevant contract with our provider partners. The 13-month performance obligation period begins at the start of the relevant episodes of care and extends through the receipt or generation of the semiannual reconciliation for the relevant performance measurement period, as well as the provision and explanation of statements of performance to each of our customers. We are generally paid an administrative fee, which is paid out of savings, and also share in the savings or losses generated by our provider partners as compared to BPCI-A’s benchmark episode price for a particular episode. The transaction price is 100% variable, and therefore we estimate the amount which we expect to be entitled to receive for each episode performance measurement period over a 13-month performance obligation period. In making this estimate, we consider inputs such as the overall program size, which is defined by the historic cost and the frequency of occurrence of defined episodes of care. Additionally, we estimate rates for shared savings or losses by using data sources such as historical trend analysis together with indicative data of the current volume of episodes. Although our estimates are based on the information available to us at each reporting date, several factors may cause actual revenue earned to differ from the estimates recorded in each period. These include, among others, limited historical experience, as the current BPCI-A program only commenced in the fourth quarter of 2018 and has been affected by the COVID-19 pandemic in 2020, and other limitations of the program beyond our control. See “Critical accounting policies—Revenue recognition.”

Operating expenses

Operating expenses are composed of:

•Service expense. Service expense represents direct costs associated with generating revenue. These costs include fees paid to providers for performing IHEs, provider travel expenses and the total cost of payroll, related benefits and other personnel expenses for employees in roles that serve to provide direct revenue generating services to customers. Additionally, service expense also includes costs related to the use of certain professional service firms, member engagement expenses, coding expenses and certain other direct costs.
•Selling, general and administrative expense (“SG&A”). SG&A includes the total cost of payroll, related benefits and other personnel expense for employees who do not have a direct role associated with revenue generation, including those involved with developing new service offerings. SG&A includes all general operating costs including, but not limited to, rent and occupancy costs, telecommunications costs, information technology infrastructure and operations costs, software licensing costs, advertising and marketing expenses, recruiting expenses, costs associated with developing new service offerings and expenses related to the use of certain subcontractors and professional services firms. We expect to incur significant additional legal, accounting and other expenses associated with being a public company, including, among others, costs associated with our compliance with the Sarbanes-Oxley Act and other regulatory requirements.
•Transaction-related expenses. Transaction-related expenses primarily consist of expenses incurred in connection with acquisitions and other corporate development such as mergers and acquisitions activity that did not proceed, strategic investments and similar activities, including consulting expenses, compensation expenses and other integration-type expenses. Additionally, expenses associated with the IPO are included in transaction-related expenses.
•Asset impairment. Asset impairment includes charges resulting from the impairment of long-lived assets when it is determined that the carrying value exceeds the estimated fair value of the asset.
•Depreciation and amortization. Depreciation expense includes depreciation of property and equipment, including leasehold improvements, computer equipment, furniture and fixtures and software. Amortization expense includes amortization of capitalized internal-use software and software development costs, customer relationships, acquired software and certain trade names.
Other expense, net

Other expense, net is composed of:

•Interest expense. Interest expense consists of accrued interest and related payments on our outstanding long-term debt and Revolving Credit Facility, as well as the amortization of debt issuance costs.

•Other (income) expense, net. Other (income) expense, net primarily consists of changes in fair value of the customer EARs as measured at the end of each period. Interest and dividends on cash and cash equivalents are also included in other (income) expense, net.

Noncontrolling interest

In connection with the reorganization transactions, we were appointed as the sole managing member of Cure TopCo pursuant to the Amended LLC Agreement. Because we will manage and operate the business and control the strategic decisions and day-to-day operations of Cure TopCo and will also have a substantial financial interest in Cure TopCo, we will consolidate the financial results of Cure TopCo, and a portion of our net income (loss) will be allocated to the noncontrolling interest to reflect the entitlement of the Continuing Pre-IPO LLC Members to a portion of Cure TopCo’s net income (loss). We hold approximately 74.5% of Cure TopCo’s outstanding LLC Units and the remaining LLC Units of Cure TopCo are held by the Continuing Pre-IPO LLC Members.

Income tax expense

Our business was historically operated through Cure TopCo, a limited liability company treated as a partnership for U.S. federal income tax purposes, which is generally not subject to U.S. federal or certain state income taxes. In connection with the Reorganization Transactions and the IPO, we acquired LLC Units in Cure TopCo. Accordingly, we will be subject to U.S. federal and state income tax with respect to our allocable share of the income of Cure TopCo.
Results of operations
For the years ended December 31, 2020 and 2019

The following is a discussion of our consolidated results of operations for the year ended December 31, 2020 and our combined-consolidated results of operations for the year ended December 31, 2019. A discussion of the results by each of our two operating segments, Home & Community Services and Episodes of Care Services, follows the discussion of our combined-consolidated results.

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year ended December 31,		% Change
	2020	2019	2020 v. 2019
	(in millions)
Revenue	$610.6	$501.8	21.7%
Operating expenses:
Service expense	306.7	247.2	24.1%
Selling, general and administrative expense	208.0	168.6	23.4%
Transaction-related expense	15.2	22.4	(32.3)%
Asset impairment	0.8	6.4	(87.9)%
Depreciation and amortization	62.3	66.0	(5.7)%
Total operating expenses	593.0	510.6	16.1%
Income (loss) from operations	17.6	(8.8)	(300.8)%
Interest expense	22.2	21.2	4.9%
Other expense (income), net	9.0	(1.6)	(670.3)%
Other expense, net	31.2	19.6	59.6%
Loss before income taxes	(13.6)	(28.4)	(51.9)%
Income tax expense	0.9	0.1	693.9%
Net loss	(14.5)	(28.5)	(49.0)%

Revenue

Our total revenue was $610.6 million in 2020, representing an increase of $108.8 million, or 21.7%, from $501.8 million in 2019. This increase was primarily driven by a $73.6 million increase in revenue from our Home & Community Services segment and a $35.2 million increase in revenue from our Episodes of Care Services segment. See “Segment results” below.

Operating expenses

Our total operating expenses were $593.0 million in 2020, representing an increase of $82.4 million, or 16.1%, from $510.6 million in 2019. This increase was driven by the following:

•Service expense—Our total service expense was $306.7 million in 2020, representing an increase of $59.5 million, or 24.1%, from $247.2 million in 2019. This increase was primarily driven by expenses related to our network of providers, which increased by $28.3 million driven by the higher IHE volume partially offset by the mix of vIHEs performed during the year, which have a lower cost per evaluation than in-person IHEs. Compensation-related expenses increased by $20.4 million to support the overall growth in both segments. Additionally, the following expenses increased in 2020 primarily driven by the overall higher IHE volume; (1) the costs of providing other ancillary services, including certain laboratory and testing fees, increased by $4.2 million; (2) member outreach and other related expenses increased by approximately $3.2 million; and (3) other variable costs increased by $1.2 million. The impact of COVID-19 also resulted in approximately $2.1 million in incremental costs for personal protective equipment used by our providers while conducting IHEs during the pandemic and $2.0 million in one-time costs, including costs related to COVID-19 tests for our providers, which were partially offset by a decrease in travel and entertainment costs for both segments of $1.9 million due to the COVID-19 imposed travel restrictions.

•Selling, general and administrative expense—Our total SG&A expense was $208.0 million in 2020, representing an increase of $39.4 million, or 23.4%, from $168.6 million in 2019. This increase was primarily driven by compensation-related expenses, which increased by $33.6 million due to additional headcount to support the overall growth in our business and including higher bonus expense as a result of outperforming established bonus targets in 2020. Additionally, stock-based compensation expense increased $8.2 million due to additional equity-based grants. Other costs also increased, primarily to support the growth in our business, including: professional and consulting fees, which increased by $8.0 million; facilities-related expenses, including rent expense under our operating leases, which increased by $1.7 million; and information technology-related expenses, including infrastructure and software costs of $0.8 million. These increases were partially offset by a decrease in employee travel and entertainment of $4.2 million, driven by COVID-19 related travel restrictions, and a decrease in other variable costs of $0.5 million.

•Transaction-related expenses—Our total transaction-related expenses were $15.2 million in 2020, representing a decrease of $7.2 million, or 32.3%, from $22.4 million in 2019. In 2020, the transaction-related expenses related to the Remedy Partners Combination at the end of 2019 and integration of Remedy Partners, expenses incurred in connection with potential acquisitions and other corporate development activities that did not proceed, as well as costs incurred in connection with our IPO. These transaction-related expenses consisted primarily of consulting, compensation and integration-type expenses. In 2019, the transaction-related expenses related to the Remedy Partners Acquisition, the TAV Health acquisition, as well as certain integration-related expenses associated with acquisitions made in prior years. These transaction-related expenses consisted primarily of consulting, compensation and integration-type expenses.

•Asset impairment—Our total asset impairment was $0.8 million in 2020, representing a decrease of $5.6 million, or 87.9%, from $6.4 million in 2019. The asset impairment in 2020 resulted from the discontinued use of certain software assets. The asset impairment in 2019 was primarily related to the discontinued use of certain trade names following the Remedy Partners Acquisition, which resulted in a $4.9 million asset impairment. Additionally, in 2019, we discontinued the use of certain software resulting in an asset impairment of $1.5 million.

•Depreciation and amortization—Our total depreciation and amortization expense was $62.3 million in 2020, representing a decrease of $3.7 million, or 5.7%, from $66.0 million in 2019. This decrease in depreciation and amortization was primarily driven by a net decrease in amortization expense of $5.4 million primarily relating to assets becoming fully amortized in 2019 as well as the discontinued use of certain trade names following the Remedy Partners Acquisition, which resulted in an asset impairment in the fourth quarter of 2019. This decrease was partially offset by an increase in depreciation expense of $1.7 million, primarily driven by additional capital expenditures over the past year.

Other expense, net

Other expense, net was $31.2 million in 2020, representing an increase of $11.6 million, or 59.6%, from $19.6 million in 2019. This increase was primarily driven by an increase in other expense (income), net of $10.6 million and an increase in interest expense of $1.0 million. The increase in other expense (income), net was driven by $9.2 million in expense related to the quarterly remeasurement of the fair value of the outstanding customer EAR liabilities in 2020 and a decrease of $1.4 million in interest income related to lower interest rates and lower average excess cash balances held throughout 2020 compared to 2019. Interest expense increased by $1.0 million primarily driven by borrowings under our Revolving Credit Facility during 2020 and the borrowing of $140.0 million pursuant to the 2020 Incremental Term Loans, which was partially offset by lower interest rates and quarterly principal payments of long-term debt under our Credit Agreement. See “Indebtedness”.

Income tax expense
Income tax expense was $0.9 million in 2020, representing an increase of $0.8 million from $0.1 million in 2019. This increase was primarily driven by additional taxes incurred in 2020 as a result of the increase in taxable income following the Remedy Partners Combination.

Segment results

We evaluate the performance of each of our two operating segments based on segment revenue and segment adjusted EBITDA. Service expense for each segment is based on direct expenses associated with revenue generating activities of each segment. We allocate SG&A expenses to each segment based on the relative proportion of direct employees.

The following table summarizes our segment revenue and the percentage of total combined-consolidated revenue for the year ended December 31, 2020 and 2019:

	Year ended December 31,				% Change
	2020	% of Total	2019	% of Total	2020 v 2019
	(in millions)
Revenue
Home & Community Services
Evaluations	$441.4	72.3%	$369.6	73.6%	19.4%
Other	9.2	1.5%	7.4	1.5%	23.9%
Total Home & Community Services revenue	450.6	73.8%	377.0	75.1%	19.5%
Episodes of Care Services
Episodes	149.3	24.4%	107.8	21.4%	38.5%
Other	10.7	1.8%	17.0	3.5%	(37.0)%
Total Episodes of Care Services revenue	160.0	26.2%	124.8	24.9%	28.2%
Segment Adjusted EBITDA
Home & Community Services	96.3	77.1%	90.5	96.9%	6.4%
Episodes of Care Services	28.6	22.9%	2.8	3.1%	903.1%

Home & Community Services revenue was $450.6 million in 2020, representing an increase of $73.6 million, or 19.5%, from $377.0 million in 2019. This increase was primarily driven by Evaluations revenue, which increased by $71.8 million, including a $12.4 million reduction as a result of the customer EARs, which became effective in 2020. The higher Evaluations revenue was driven by increased IHE volume partially offset by the introduction and mix of vIHEs performed during 2020, which have a lower price per evaluation than in-person IHEs. Other revenue increased by $1.8 million, primarily related to our Signify Community product.

Episodes of Care Services revenue was $160.0 million in 2020, representing an increase of $35.2 million, or 28.2%, from $124.8 million in 2019. This increase was primarily driven by an increase of $41.5 million in Episodes revenue, which was partially offset by a $6.3 million decrease in Other revenue. The increase in Episodes revenue was primarily driven by an improved savings rate partially offset by a decrease in program size primarily driven by the impact of COVID-19. During the year ended December 31, 2020, we recognized approximately $22.3 million of revenue representing changes in estimates of variable consideration upon receipt and analysis of reconciliations from CMS in the second and fourth quarters of 2020 as a result of the improved savings rate and changes in program size. During the year ended December 31, 2020, we also recorded approximately $9.2 million of revenue related to changes in estimates based on new information received during the third quarter of 2020 primarily related to the impact of COVID-19 on program size and related CMS-imposed changes offered to providers that had an overall beneficial impact on savings rates. During the year ended December 31, 2019, we recognized approximately $2.1 million of revenue representing changes in estimates of variable consideration upon receipt and analysis of reconciliations from CMS. Other revenue decreased by $6.3 million in 2020 primarily driven by a decreased focus on our complex care management services product offering following the termination and sale of two customer contracts in early 2019.

Home & Community Services Adjusted EBITDA was $96.3 million in 2020, representing an increase of $5.8 million, or 6.4%, from $90.5 million in 2019. This increase was primarily driven by the increase in revenue partially offset by the impact of COVID-19, including the shift to vIHEs, which have a lower price per evaluation than in-person IHEs and higher operating expenses as a result of the investments to support our growth and technology.

Episodes of Care Services Adjusted EBITDA was $28.6 million in 2020, representing an increase of $25.8 million from $2.8 million in 2019. This increase was primarily driven by the increase in revenue, including the impact of the improved savings rate, the increase in program size due to additional partners entering the program at the start of 2020, and changes in program size estimates, which resulted in changes in estimated revenue for the year ended December 31, 2020 partially offset by the impact of COVID-19 related program size reductions. Additionally, the Remedy Partners Acquisition occurred during January 2019. As a result, operating results for Remedy Partners were included for the full year ended December 31, 2020 but were not included for the full year ended December 31, 2019.
For the years ended December 31, 2019 and 2018

The following is a discussion of our combined-consolidated results of operations for each of the years ended December 31, 2019 and 2018. A discussion of the results by each of our two operating segments, Home & Community Services and Episodes of Care Services, follows the discussion of our combined-consolidated results.

The following table summarizes our combined-consolidated results of operations for the years ended December 31, 2019 and 2018:

	Year ended December 31,		% Change
	2019	2018	2019 v. 2018
	(in millions)
Revenue	$501.8	$337.9	48.5%
Operating expenses:
Service expense	247.2	196.3	25.9%
Selling, general and administrative expense	168.6	67.9	148.5%
Transaction-related expense	22.4	21.0	6.9%
Asset impairment	6.4	17.0	(62.4)%
Depreciation and amortization	66.0	43.0	53.4%
Total operating expenses	510.6	345.2	47.9%
Loss from operations	(8.8)	(7.3)	21.3%
Interest expense	21.2	21.4	(1.0)%
Other expense (income), net	(1.6)	—	N.M.
Other expense, net	19.6	21.4	(8.2)%
Loss before income taxes	(28.4)	(28.7)	(0.8)%
Income tax expense	0.1	0.2	(54.4)%
Net loss	(28.5)	(28.9)	(1.2)%

Revenue

Our total revenue was $501.8 million in 2019, representing an increase of $163.9 million, or 48.5%, from $337.9 million in 2018. This increase was primarily driven by a $96.9 million increase in revenue from our Episodes of Care Services segment as a result of the Remedy Partners Acquisition and a $67.0 million increase in revenue from our Home & Community Services segment. See “Segment results” below.

Operating expenses

Our total operating expenses were $510.6 million in 2019, representing an increase of $165.4 million, or 47.9%, from $345.2 million in 2018. This increase was driven by the following:

•Service expense—Our total service expense was $247.2 million in 2019, representing an increase of $50.9 million, or 25.9%, from $196.3 million in 2018. This increase was primarily driven by $30.7 million related to the Remedy Partners Acquisition. Additionally, expenses related to our network of providers increased by $8.9 million driven by the increase in IHE volume, the costs of providing other ancillary services, including certain laboratory and testing fees, increased by $5.2 million, compensation related expenses increased $5.2 million to support the overall growth in our business, including the impact of the TAV Health acquisition, and other variable costs increased by $0.9 million.

•Selling, general and administrative expense—Our total SG&A expense was $168.6 million in 2019, representing an increase of $100.7 million, or 148.5%, from $67.9 million in 2018. $76.2 million of this increase was driven by the Remedy Partners Acquisition. In addition, compensation related expenses increased by $19.2 million to support the overall growth in our business, including the impact of the TAV Health acquisition. Other costs also increased primarily to support the growth in our business, including: employee travel and entertainment, which increased by $1.8 million, professional and consulting fees, which increased by $1.4 million, facilities-related expenses, including rent expense under our operating leases, which increased by $1.4 million and information technology expenses including infrastructure and software costs, which increased by $1.1 million. These increases were partially offset by a decrease of $0.4 million in other variable costs.

•Transaction-related expenses—Our total transaction-related expenses were $22.4 million in 2019, representing an increase of $1.4 million, or 6.9%, from $21.0 million in 2018. In 2019, the transaction-related expenses related to the acquisition and integration of Remedy Partners, including our initial combination with Remedy Partners in January 2019, the TAV Health acquisition, as well as certain integration-related expenses associated with acquisitions made in prior years. These transaction-related expenses related to consulting, compensation and integration-type expenses. In 2018, the transaction-related expenses primarily related to integration costs associated with acquisitions made in late 2017. These transaction-related expenses related to consulting, compensation and integration-type expenses.

•Asset impairment—Our total asset impairment was $6.4 million in 2019, representing a decrease of $10.6 million, or 62.4%, from $17.0 million in 2018. The asset impairment in 2019 was primarily related to the discontinued use of certain trade names following the Remedy Partners Acquisition, which resulted in a $4.9 million asset impairment. Additionally, in 2019, we discontinued the use of certain software resulting in an asset impairment of $1.5 million. The asset impairment in 2018 was primarily related to the discontinued use of certain trade names following our rebranding, which resulted in a $16.0 million asset impairment. Additionally, certain property and equipment were impaired for a total of $1.0 million in 2018.

•Depreciation and amortization—Our total depreciation and amortization expense was $66.0 million in 2019, representing an increase of $23.0 million, or 53.4%, from $43.0 million in 2018. This increase was primarily driven by $25.7 million related to the Remedy Partners Acquisition, which resulted in the acquisition of $167.0 million in intangible assets, comprised of customer relationships of $118.0 million, acquired software of $43.0 million and a trade name of $6.0 million, as well as $6.6 million in property and equipment. This increase in depreciation and amortization expense was partially offset by a decrease of $1.7 million in amortization expense primarily driven by impairment of certain software assets which were being amortized in 2018 and a decrease of $1.0 million in depreciation expense as a result of assets becoming fully depreciated during 2019.

Other expense, net

Other expense, net was $19.6 million in 2019, representing a decrease of $1.8 million, or 8.2%, from $21.4 million in 2018. This decrease was primarily driven by an increase in other (income) expense, net of approximately $1.6 million and a decrease in interest expense of $0.2 million. The increase in other (income) expense, net was driven by an increase of $1.6 million in interest income on excess cash balances held throughout the year. The decrease in interest expense was primarily driven by lower interest rates partially offset by an increase in the outstanding principal of long-term debt under our Credit Agreement.

Income tax expense

Income tax expense was $0.1 million in 2019, representing a decrease of $0.1 million, or 54.4%, from $0.2 million in 2018. This decrease was primarily driven by additional taxes incurred in 2018 related to predecessor entities.

Segment results

We evaluate the performance of each of our two operating segments based on segment revenue and segment adjusted EBITDA. Service expense for each segment is based on direct expenses associated with revenue generating activities of each segment. We allocate SG&A expenses to each segment based on the relative proportion of direct employees.

The following table summarizes our segment revenue and the percentage of total combined-consolidated revenue for the years ended December 31, 2019 and 2018:

	Year ended December 31,				% Change
	2019	% of Total	2018	% of Total	2019 v 2018
	(in millions)
Revenue
Home & Community Services
Evaluations	$369.6	73.6%	$310.0	91.8%	19.2%
Other	7.4	1.5%	—	—%	N.M.
Total Home & Community Services revenue	377.0	75.1%	310.0	91.8%	21.6%
Episodes of Care Services
Episodes	107.8	21.4%	—	—%	N.M.
Other	17.0	3.5%	27.9	8.2%	(39.0)%
Total Episodes of Care Services revenue	124.8	24.9%	27.9	8.2%	347.9%
Segment Adjusted EBITDA
Home & Community Services	90.5	96.9%	76.1	96.1%	19.0%
Episodes of Care Services	2.8	3.1%	3.0	3.9%	(6.4)%

Home & Community Services revenue was $377.0 million in 2019, representing an increase of $67.0 million, or 21.6%, from $310.0 million in 2018. This increase was primarily driven by increased IHE volume resulting in an increase in Evaluations revenue of $59.6 million, of which $57.9 million was driven by the expansion with existing customers and $1.7 million was driven by the addition of new customers. Additionally, other revenue was $7.4 million in 2019, primarily related to the TAV Health acquisition, which formed the basis for our Signify Community product and the introduction of new product offerings to our customers.

Episodes of Care Services revenue was $124.8 million in 2019, representing an increase of $96.9 million, or 347.9%, from $27.9 million in 2018. This increase was primarily driven by the Remedy Partners Acquisition which contributed $107.8 million in Episodes revenue for 2019. Other revenue decreased by $10.9 million driven by the termination and sale of two customer contracts relating to our complex care management services and a shift in business strategy related to that product offering.

Home & Community Services Adjusted EBITDA was $90.5 million in 2019, representing an increase of $14.4 million, or 19.0%, from $76.1 million in 2018. This increase was primarily driven by the increased revenue partially offset by higher operating expenses as a result of the investments to support our growth and technology.

Episodes of Care Services Adjusted EBITDA was $2.8 million in 2019, representing a decrease of $0.2 million, or 6.4%, from $3.0 million in 2018. This decrease was primarily driven by the termination and sale of two customer contracts relating to our complex care management services and a shift in business strategy related to that product offering which resulted in a decrease of approximately $3.8 million in segment Adjusted EBITDA. This decrease was partially offset by the Remedy Partners Acquisition, which since 2019 has comprised a majority of this segment, and contributed approximately $3.6 million in segment Adjusted EBITDA.
Quarterly Results of Operations

The following table sets forth unaudited statement of operations data for each of the quarters presented. We have prepared the quarterly statement of operations data on a basis consistent with the audited combined-consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of this data. This information should be read in conjunction with the combined-consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results for any future period.

	Three months ended (unaudited)
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(in millions)
Revenue	$107.2	$133.0	$128.3	$133.3	$131.7	$130.7	$154.7	$193.5
Operating expenses:
Service expense	58.2	64.4	65.6	59.0	67.3	52.7	83.4	103.3
Selling, general and administrative expense	31.3	42.2	45.6	49.5	51.1	47.0	50.4	59.5
Transaction-related expense	7.9	5.1	2.9	6.5	2.4	1.6	6.8	4.4
Asset impairment	1.5	—	—	4.9	—	—	—	0.8
Depreciation and amortization	15.8	17.4	16.3	16.5	14.5	15.7	15.8	16.3
Total operating expenses	114.7	129.1	130.4	136.4	135.3	117.0	156.4	184.3
(Loss) income from operations	(7.5)	3.9	(2.1)	(3.1)	(3.6)	13.7	(1.7)	9.2
Interest expense	5.1	5.6	5.4	5.1	5.2	5.9	5.1	6.0
Other expense (income), net	(0.7)	(0.5)	(0.2)	(0.2)	—	0.6	6.3	2.1
Other expense, net	4.4	5.1	5.2	4.9	5.2	6.5	11.4	8.1
(Loss) income before income taxes	(11.9)	(1.2)	(7.3)	(8.0)	(8.8)	7.2	(13.1)	1.1
Income tax expense	0.1	—	—	—	0.1	0.2	0.2	0.4
Net (loss) income	$(12.0)	$(1.2)	$(7.3)	$(8.0)	$(8.9)	$7.0	$(13.3)	$0.7

Liquidity and capital resources

Liquidity describes our ability to generate sufficient cash flows to meet the cash requirements of our business operations, including working capital needs to meet operating expenses, debt service, acquisitions and other commitments and contractual obligations. We consider liquidity in terms of cash flows from operations and their sufficiency to fund our operating and investing activities.

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under our Credit Agreement. As of December 31, 2020, we had unrestricted cash and cash equivalents of $72.6 million. Our total indebtedness was $412.5 million as of December 31, 2020. See “—Indebtedness” below. In connection with the IPO, in February 2021, we received net proceeds of $609.7 million. Based on our current expectations, we believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments for at least the next 12 months.

Our principal liquidity needs have been working capital and general corporate needs, debt service, capital expenditures and acquisitions to help achieve our growth strategy. Our capital expenditures for property and equipment to support growth in the business were $13.9 million, $12.6 million and $6.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. In addition to these historical liquidity needs, we expect our future liquidity needs will also be comprised of cash to (1) provide capital to facilitate the organic and inorganic growth of the business, (2) make payments under our Tax Receivable Agreement and (3) pay income taxes.

Our liquidity may fluctuate on a quarterly basis due to our agreements with CMS under the BPCI-A program. Cash receipts generated under these contracts, which represents the majority of revenue in our Episodes of Care Services segment, are subject to a semiannual reconciliation cycle, which occurs in the second and fourth quarters of each year. As a result, we typically receive cash receipts under these contracts during the first and third quarters of each year, which can cause our liquidity position to fluctuate from quarter to quarter.

In October 2020, we paid $54.0 million to repurchase certain equity units that were originally issued to TAV Health in connection with the TAV Health acquisition. In November 2020, we entered into the 2020 November Incremental Term Loans under our existing Credit Agreement with a total principal amount of $125.0 million. The proceeds were used to repay the $77.0 million in borrowings then outstanding under the Revolving Credit Facility, to fund a small acquisition, and for general corporate purposes. In December 2020, we entered into the 2020 December Incremental Term Loans under our existing Credit Agreement with a total principal amount of $15.0 million. See “—Indebtedness.”

During 2020, the COVID-19 pandemic had a negative impact on our liquidity, particularly in the Home & Community Services segment. IHEs were temporarily suspended and despite being able to pivot to vIHEs, the reduction in IHEs impacted revenue growth during portions of the year and therefore, temporarily had a negative impact on liquidity. Furthermore, as a result of the rapid shift to vIHEs and other customer claims processing system delays, we had experienced certain temporary collection delays from a few large Home & Community Services customers, which temporarily resulted in a negative impact on operating cash flows during the first three quarters of 2020. We collected the majority of these amounts in the fourth quarter of 2020. In our Episodes of Care Services segment, the lower number of episodes managed in 2020 has not yet had an impact on our liquidity because of the timing of the semiannual reconciliations and related cash receipts from CMS under the BPCI-A program. We expect to see the impact on our liquidity of the lower number of episodes managed reflected in the cash payment we receive from CMS in the third quarter of 2021.

We believe that our cash flow from operations, availability under our Credit Agreement and available cash and cash equivalents on hand will be sufficient to meet our liquidity needs for at least the next 12 months. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of additional indebtedness, the issuance of additional equity, or a combination thereof. We cannot assure you that we will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. See “Risk factors.”

Accordingly, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell or issue additional equity to finance such acquisitions, which could possibly result in additional expenses or dilution.
Indebtedness

On December 21, 2017, our subsidiaries, Cure Intermediate 3, LLC (f/k/a Chloe Ox Intermediate 3, LLC and Ox Parent, LLC) as “Holdings” and Signify Health, LLC (f/k/a Cure Borrower, LLC and Chloe Ox Parent, LLC), as “Borrower,” entered into a credit agreement (as subsequently amended, restated, supplemented and/or otherwise modified from time to time, the “Credit Agreement”) with UBS AG, Stamford Branch as administrative agent and collateral agent (the “Administrative Agent”), the guarantors party thereto from time to time and the lenders party thereto from time to time, consisting of term loans in an aggregate principal amount of $260.0 million (the “Initial Term Loans”) and a revolving credit facility in an aggregate principal amount of $35.0 million (the “Revolving Credit Facility”). On June 22, 2018, Holdings, the Borrower, the Administrative Agent, the guarantors party thereto and the lenders party thereto entered into the first amendment to the Credit Agreement to amend and restate the Credit Agreement in order to, among other things, refinance the Initial Term Loans with a new tranche of term loans in an aggregate principal amount of $260.0 million (the “2018 Term Loans”). On April 23, 2019, Holdings, the Borrower, the Administrative Agent, the guarantors party thereto and the lenders party thereto executed the second amendment to the Credit Agreement to borrow an additional $20.0 million of term loans (the “2019 Term Loans”). On December 9, 2019, Holdings, the Borrower, the Administrative Agent, the guarantors party thereto and the lenders party thereto executed the third amendment to the Credit Agreement to increase the revolving credit commitments by an aggregate principal amount of $45.0 million, resulting in a total of $280.0 million of Term Loans outstanding and borrowing capacity of $80.0 million under the Revolving Credit Facility. On November 17, 2020, Holdings, the Borrower, the Administrative Agent, the guarantors party thereto and the lenders party thereto entered into the fourth amendment to the Credit Agreement to amend and restate the Credit Agreement in order to, among other things, incur additional indebtedness in the form of a new tranche of term loans in an aggregate principal amount of $125.0 million (the “2020 November Incremental Term Loans”). On December 7, 2020, Holdings, the Borrower, the Administrative Agent, the guarantors party thereto and the lenders party thereto entered into the fifth amendment to the Credit Agreement to borrow an additional $15.0 million of term loans (the “2020 December Incremental Loans” and together with the 2020 November Incremental Term Loans, the “Incremental Term Loans,” and, the Incremental Term Loans together with the 2018 Term Loans and the 2019 Term Loans, the “Term Loans”). The obligations under the Credit Agreement are secured by substantially all of the assets of Holdings, the Borrower and its wholly owned domestic subsidiaries (subject to customary exceptions and exclusions), including a pledge of the equity of each of its subsidiaries.

The Term Loans are payable in quarterly installments of 0.25% of the aggregate principal amount of Term Loans outstanding and mature on December 21, 2024. The Revolving Credit Facility matures on December 21, 2022.

Prior to June 22, 2018, the Initial Term Loans bore interest at a rate of the base rate plus 4.00% for base rate loans or the eurocurrency rate plus 5.00% for eurocurrency rate loans. Since June 22, 2018, the 2018 Term Loans and the 2019 Term Loans have had an interest rate of the base rate plus 3.50% for base rate loans or the eurocurrency rate plus 4.50% for eurocurrency rate loans. The Incremental Term Loans have an interest rate of the base rate plus 4.25% for base rate loans or the eurocurrency rate plus 5.25% for eurocurrency rate loans. Prior to June 22, 2018, borrowings under the Revolving Credit Facility bore interest at a rate of the base rate plus 4.00% for base rate loans or the eurocurrency rate plus 5.00% for eurocurrency rate loans and letter of credit fees and, undrawn commitment fees equal to 0.50%. From June 22, 2018 until delivery of financial statements for the first full quarter after June 22, 2018, borrowings under the Revolving Credit Facility bore interest at a rate of the base rate plus 3.50% for base rate loans or the eurocurrency rate plus 4.50% for eurocurrency rate loans and letter of credit fees and, in the case of undrawn commitment fees, 0.50%. Since delivery of financial statements for the first full quarter after June 22, 2018, the interest rate for borrowings under the Revolving Credit Facility has been based on the consolidated first lien net leverage ratio pricing grid below. In each case, eurocurrency rate loans are subject to a 1.00% floor for the 2018 Term Loans and the 2019 Term Loans and 0.00% for revolving loans. Term loans borrowed at the base rate are subject to a 2.00% floor.

Pricing Level	Consolidated First Lien Net Leverage Ratio	Eurocurrency Rate Loans and Letter of Credit Fees	Base Rate Loans	Commitment Fee
1	>3.25:1.00	4.50%	3.50%	0.50%
2	≤3.25:1.00 and >2.75:1.00	4.25%	3.25%	0.375%
3	≤2.75:1.00	4.00%	3.00%	0.250%

In addition, the Credit Agreement contains covenants that, among other things, restrict the ability of the Borrower and its restricted subsidiaries to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change its business or make investments. Following our IPO, the Credit Agreement will continue to contain these covenants, including a covenant that may limit or restrict the Borrower’s ability to make dividends or other distributions to us. In addition, the Credit Agreement contains a springing financial covenant requiring the Borrower to maintain its Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement) at or below 5.75:1.00 as of the last day of any fiscal quarter in which the principal amount of all revolving loans and letters of credit (other than undrawn letters of credit) exceed 35% of the revolving credit commitments at such time.
Comparative cash flows

The following table sets forth our cash flows for the periods indicated:

	Year ended December 31,
	2020	2019	2018
	(in millions)
Net cash provided by operating activities	$43.5	$41.7	$35.6
Net cash provided by (used in) investing activities	(49.8)	82.9	(13.1)
Net cash (used in) provided by financing activities	33.1	(94.8)	(21.9)
Net increase in cash, cash equivalents and restricted cash	26.8	29.8	0.6
Cash, cash equivalents and restricted cash - beginning of year	50.2	20.4	19.8
Cash, cash equivalents and restricted cash - end of year	$77.0	$50.2	$20.4

Operating activities

Net cash provided by operating activities was $43.5 million in 2020, an increase of $1.8 million, compared to $41.7 million in 2019.

Net loss was $14.5 million in 2020, as compared to $28.5 million in 2019. The decrease was primarily due to growth in Home & Community Services and Episodes of Care Services revenue partially offset by an increase in operating expenses to support the growth in the overall business. Non-cash items were $99.2 million in 2020 as compared to $79.9 million in 2019. The increase in non-cash items included in net loss was primarily driven by the fair value of the Customer EARs.

The effect of changes in operating assets and liabilities was a cash decrease of $39.4 million in 2020, as compared to a decrease of $8.6 million in 2019. The most significant drivers contributing to this net decrease of $30.8 million relate to the following:

•A net decrease in the cash impact related to accounts receivable of $64.7 million in 2020. Accounts receivable related to the Episodes of Care Services segment increased as of December 31, 2020 compared to December 31, 2019 by a total of $58.2 million primarily due to increased revenue as a result of the higher Episodes savings rate. Accounts receivable related to the Home & Community Services segment increased $44.3 million as of December 31, 2020 compared to December 31, 2019 primarily as a result of the high fourth quarter IHE volume resulting in increased revenue;
•A net decrease related to contract assets and liabilities of $3.8 million driven by the results of the semiannual reconciliations and improvements in the Episodes savings rate, partially offset by the negative impact of COVID-19 on program size in 2020 resulting in an increase in estimated revenue under the BPCI-A program;
•A net increase related to accounts payable and accrued expenses of $37.7 million primarily due to growth in the company, an improved Episodes savings rate leading to a higher shared savings payable and an increase in accrued compensation expenses. Accounts payable and accrued expenses increased $40.5 million in 2020 as compared to an increase of $2.8 million in 2019;
•A net increase related to other current liabilities of $5.2 million primarily driven by an increase in deferred revenue related to a payment in advance of services from a customer and an increase in the estimated sales tax reserve as described in Note 17 to our audited combined-consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Other current liabilities increased $6.8 million in 2020 compared to an increase of $1.6 million in 2019; and
•A net increase related to other noncurrent liabilities of $3.1 million as a result of an increase in deferred rent due to additional facility space. Other noncurrent liabilities increased $9.9 million in 2020 as compared to a net increase of $6.8 million in 2019.

Net cash provided by operating activities was $41.7 million in 2019, an increase of $6.1 million, compared to $35.6 million in 2018. This increase was primarily the result of a decrease in net loss of $0.4 million, a $13.3 million increase in non-cash items partially offset by a $1.1 million gain on sale of assets and a $6.5 million decrease related to the effect of changes in operating assets.

Net loss was $28.5 million in 2019, as compared to $28.9 million in 2018. The decrease was primarily due to the Remedy Partners Acquisition and growth in Home & Community Services revenue partially offset by an increase in operating expenses to support the growth in the business. Non-cash items were $79.9 million in 2019 as compared to $66.6 million in 2018. The increase in non-cash items was primarily driven by the Remedy Partners Acquisition and the associated increase in intangible assets subject to amortization.

The effect of changes in operating assets and liabilities was a cash decrease of $8.6 million in 2019, as compared to a decrease of $2.1 million in 2018. The most significant drivers contributing to this decrease relate to the following:

•An increase in accounts receivable of $37.8 million in 2019 primarily as a result of the Remedy Partners Acquisition which resulted in an increase of approximately $34.4 million and an increase of approximately $3.4 million driven by higher revenue and timing of collections compared to an increase of $8.0 million in 2018;
•A net decrease in contract assets and liabilities for a net increase to cash impact of $17.4 million driven by the Remedy Partners Acquisition and timing of semiannual reconciliations and estimated revenue under the BPCI-A program; and
•A net increase in other noncurrent liabilities of $5.8 million as a result of an increase in deferred rent due to additional facility space and the Remedy Partners Acquisition. Other noncurrent liabilities increased $6.8 million in 2019 as compared to a net increase of $1.0 million in 2018.

Investing activities

Net cash used in investing activities was $49.8 million in 2020, a decrease of $132.7 million, compared to net cash provided by investing activities of $82.9 million in 2019. This decrease was primarily the result of cash acquired from the Remedy Partners Acquisition of $136.0 million in 2019. Investing activities also included the initial cash consideration related to the acquisition of PatientBlox in 2020 for $14.7 million and the purchase of a long-term equity investment for $1.0 million in 2020 and the acquisition of TAV Health in 2019 for $28.8 million. Capital expenditures for property and equipment were $13.9 million in 2020 compared to $12.6 million in 2019. The

$1.3 million increase in capital expenditures for property and equipment was primarily driven by investments in certain facilities and other requirements to support the growth in the business. Capital expenditures for internal-use software development were $20.2 million in 2020 compared to $12.9 million in 2019. The $7.3 million increase in capital expenditures for internal-use software development was primarily driven by additional investments in our technology platforms to support future growth.

Net cash provided by investing activities was $82.9 million in 2019, an increase of $96.0 million, compared to net cash used in investing activities of $13.1 million in 2018. This increase was primarily the result of cash acquired from the Remedy Partners Acquisition of $136.0 million in 2019, partially offset by the acquisition of TAV Health for $28.8 million. Capital expenditures for property and equipment were $12.6 million in 2019 compared to $6.6 million in 2018. The $6.0 million increase in capital expenditures for property and equipment was primarily driven by the Remedy Partners Acquisition. Capital expenditures for internal-use software development were $12.9 million in 2019 compared to $6.5 million in 2018. The $6.4 million increase in capital expenditures for internal-use software development was primarily driven by the Remedy Partners Acquisition and additional investments in our technology platforms to support future growth.

Financing activities

Net cash provided by financing activities was $33.1 million in 2020, an increase of $127.9 million, compared to net cash used in financing activities of $94.8 million in 2019. The primary source of cash from financing activities in 2020 was proceeds of $140.0 million from the issuance of the 2020 Incremental Term Loans. Additionally, we received approximately $1.0 million in net income tax refunds on behalf of New Remedy and $2.9 million in proceeds related to the issuance of common stock under stock plans. These sources of cash in 2020 were partially offset by the repurchase of Cure TopCo and Cure Aggregator member units for $56.9 million, payment of contingent consideration of $38.2 million related to a 2017 acquisition, tax distributions to members of Cure Aggregator and Cure TopCo of $8.2 million, payment of debt issuance costs of $5.1 million and scheduled principal payments on long-term debt under our Credit Agreement of $2.8 million. The use of cash in 2019 was primarily driven by an $83.8 million payment to the sellers of Remedy Partners in connection with the Remedy Partners Acquisition, tax distributions to members of Cure Aggregator and Cure TopCo of $22.5 million, tax payments on behalf of New Remedy of $5.1 million and scheduled principal payments on long-term debt under our Credit Agreement of $2.8 million. These uses of cash in 2019 were partially offset by $20.0 million in proceeds from the issuance of incremental long-term debt and $3.0 million in proceeds from a third-party investor to which new member units in Cure Aggregator were issued.

Net cash used in financing activities in 2019 was $94.8 million, an increase of $72.9 million, compared to $21.9 million in 2018. The use of cash in 2019 was primarily driven by an $83.8 million payment to the sellers of Remedy Partners in connection with the Remedy Partners Acquisition. Additionally, in 2019, we made tax distributions to members of Cure Aggregator of $22.5 million, tax payments on behalf of New Remedy of $5.1 million, repurchased certain member units from certain former employee investors for $3.1 million and made scheduled principal payments on long-term debt under our Credit Agreement of $2.8 million. These financing outflows were partially offset by proceeds of $20.0 million in incremental long-term debt under our Credit Agreement to fund the TAV Health acquisition and $3.0 million in proceeds from a third-party investor to which new member units in Cure Aggregator were issued. The use of cash in financing activities in 2018 was primarily driven by tax distributions made to members of $18.3 million, the repurchase of certain member units from certain former employee investors for $4.1 million and scheduled principal payments on long-term debt under our Credit Agreement of $2.0 million. These financing outflows in 2018 were partially offset by $3.0 million in proceeds from a third-party investor to which new member units in Cure Aggregator were issued.
Dividend Policy

Assuming Cure TopCo makes distributions to its members in any given year, the determination to pay dividends, if any, to our Class A common stockholders out of the portion, if any, of such distributions remaining after our payment of taxes, Tax Receivable Agreement payments and expenses (any such portion, an “excess distribution”) will be made at the sole discretion of our Board of Directors. Our Board of Directors may change our dividend policy at any time. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Tax Receivable Agreement

We are a party to the Tax Receivable Agreement with the TRA Parties, under which we generally are required to pay to the TRA Parties 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of (i) certain favorable tax attributes we acquired from the Blocker Companies in the Mergers (including net operating losses, the Blocker Companies’ allocable share of existing tax basis and refunds of taxes attributable to pre-Merger tax periods), (ii) increases in our allocable share of existing tax basis and tax basis adjustments that may result from (x) future redemptions or exchanges of LLC Units by Continuing Pre-IPO LLC Members for cash or Class A common stock, (y) the IPO Contribution and (z) certain payments made under the Tax Receivable Agreement and (iii) deductions in respect of interest and certain compensatory payments made under the Tax Receivable Agreement. These payment obligations are our obligations and not obligations of Cure TopCo. Our obligations under the Tax Receivable Agreement also apply with respect to any person who is issued LLC Units in the future and who becomes a party to the Tax Receivable Agreement. We do not anticipate making payments under the Tax Receivable Agreement until after the 2021 tax return has been finalized.
Customer Equity Appreciation Rights Agreements

In each of December 2019 and September 2020, we entered into EAR agreements with one of our customers. Pursuant to the agreements, certain revenue targets are established for the customer to meet in the next three years. If they meet those targets, they retain the EAR. If they do not meet such targets, they forfeit all or a portion of the EAR. Each EAR agreement allows the customer to participate in the future growth in the fair market value of our equity and can only be settled in cash (or, under certain circumstances, in whole or in part with a replacement agreement containing substantially similar economic terms as the original EAR agreement) upon a change-in-control of us, other liquidity event, or upon approval of our Board of Directors with the consent of New Mountain Capital subject to certain terms and conditions. Each EAR will expire 20 years from the date of grant, if not previously settled.

Pursuant to the terms of the EAR agreements, the value of the EARs will be calculated as an amount equal to the non-forfeited portion of a defined percentage (3.5% in the case of the December 2019 EAR and 4.5% in the case of the September 2020 EAR) of the excess of (i) the aggregate fair market value of the Reference Equity (as defined below) as of the applicable date of determination over (ii) a base threshold equity value defined in each agreement. Pursuant to the terms of each agreement, the “Reference Equity” is the Class A common stock of the Company and the aggregate fair market value of the Reference Equity will be determined by reference to the volume-weighted average trading price of the Company’s Class A common stock (assuming all of the holders of LLC Units redeemed or exchanged their LLC Units for a corresponding number of newly issued shares of Class A common stock) over a period of 30 calendar days. In addition, following the IPO, the base threshold equity value set forth in each agreement was increased by the aggregate offering price of the IPO.

If a change in control occurs on or prior to July 1, 2021, in the case of the September 2020 EAR, the manner in which the value of each EAR is calculated is subject to adjustment. As defined in each EAR, a change in control prior to an initial public offering will be deemed to have occurred if New Mountain Capital ceases to beneficially own, directly or indirectly, at least a majority of the total voting power of Signify Health, LLC (f/k/a Cure Borrower, LLC) or ceases to have the right, directly or indirectly, to elect or designate for election at least a majority of the board of directors of Signify Health, LLC. Following an initial public offering, a change in control will be deemed to have occurred if any person or group of persons other than New Mountain Capital shall beneficially own 35% or more of the total voting power of Signify Health, LLC or New Mountain Capital ceases to have the right, directly or indirectly, to elect or designate for election at least a majority of the board of directors of Signify Health, LLC. New Mountain Capital holds a majority of our total voting power and has the right, both by voting power and contractually, to designate for election at least a majority of the board of directors of Signify Health, LLC, and as a result, the Reorganization Transactions and the IPO did not affect the EAR agreements or impact the manner in which the value of each EAR is calculated except as set forth above.

As of December 31, 2020, cash settlement was not considered probable, due to the change in control and liquidity provisions of each EAR. The grant date fair value of the December 2019 customer EAR was estimated to be $15.2 million and is being recorded as a reduction of revenue through December 31, 2022, coinciding with the three-year performance period. The grant date fair value of the September 2020 customer EAR was estimated to be

$36.6 million and is being recorded as a reduction of revenue through December 31, 2022, coinciding with the 2.5-year performance period. As of December 31, 2020, the total estimated fair market value of the outstanding EAR agreements was approximately $78.5 million.
Non-GAAP financial measures

Adjusted EBITDA and Adjusted EBITDA Margin are not measures of financial performance under GAAP and should not be considered substitutes for GAAP measures, including net income or loss, which we consider to be the most directly comparable GAAP measure. Adjusted EBITDA and Adjusted EBITDA Margin have limitations as analytical tools, and when assessing our operating performance, you should not consider these non-GAAP financial measures in isolation or as substitutes for net income or loss or other consolidated income statement data prepared in accordance with GAAP. Other companies may calculate Adjusted EBITDA and Adjusted EBITDA Margin differently than we do, limiting its usefulness as a comparative measure.

We define Adjusted EBITDA as net loss before interest expense, income tax expense, depreciation and amortization and certain items of income and expense, including asset impairment, other (income) expense, net, transaction-related expenses, equity-based compensation, remeasurement of contingent consideration, management fees and non-recurring expenses. We believe that Adjusted EBITDA provides a useful measure to investors to assess our operating performance because it eliminates the impact of expenses that do not relate to ongoing business performance, and that the presentation of this measure enhances an investor’s understanding of the performance of our business.

Adjusted EBITDA is a key metric used by management and our board of directors to assess the performance of our business. We believe that Adjusted EBITDA provides a useful measure to investors to assess our operating performance because it eliminates the impact of expenses that do not relate to ongoing business performance, and that the presentation of this measure enhances an investor’s understanding of the performance of our business. We believe that Adjusted EBITDA Margin is helpful to investors in measuring the profitability of our operations on a consolidated level.

Our use of the terms Adjusted EBITDA and Adjusted EBITDA Margin may vary from the use of similar terms by other companies in our industry and accordingly may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA and Adjusted EBITDA Margin have important limitations as analytical tools. For example, Adjusted EBITDA and Adjusted EBITDA Margin:

•do not reflect any cash capital expenditure requirements for the assets being depreciated and amortized that may have to be replaced in the future;
•do not reflect changes in, or cash requirements for, our working capital needs;
•do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our core operations;
•do not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our debt;
•do not reflect equity-based compensation expense and other non-cash charges; and exclude certain tax payments that may represent a reduction in cash available to us.
Adjusted EBITDA increased by $31.6 million, or 34.8%, to $124.9 million in 2020 from $93.3 million in 2019. Adjusted EBITDA increased by $14.2 million, or 18.0%, to $93.3 million in 2019 from $79.1 million in 2018.

We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. We believe that Adjusted EBITDA Margin is helpful to investors in measuring the profitability of our operations on a consolidated level. Adjusted EBITDA Margin increased by 186 basis points to 20.5% in 2020 from 18.6% in 2019. Adjusted EBITDA Margin decreased by 482 basis points to 18.6% in 2019 from 23.4% in 2018.

The following table shows a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Year ended December 31,
	2020	2019	2018
	(in millions)
Net loss	$(14.5)	$(28.5)	$(28.9)
Interest expense	22.2	21.2	21.4
Income tax expense	0.9	0.1	0.2
Depreciation and amortization	62.3	66.0	43.0
Asset impairment(a)	0.8	6.4	17.0
Other expense (income), net(b)	9.0	(1.6)	—
Transaction-related expenses(c)	15.2	22.4	21.0
Equity-based compensation(d)	12.1	4.5	2.6
Customer equity appreciation rights(e)	12.4	—	—
Remeasurement of contingent consideration(f)	0.3	0.7	0.9
Management fees(g)	—	1.0	1.0
Non-recurring expenses(h)	4.2	1.1	0.9
Adjusted EBITDA	$124.9	$93.3	$79.1

(a) Asset impairment in 2020 was primarily related to the discontinued use of certain software which resulted in a $0.8 million asset impairment. Asset impairment in 2019 was primarily related to the discontinued use of certain trade names following the Remedy Partners Acquisition (as defined below), which resulted in a $4.9 million asset impairment. Additionally, we discontinued the use of certain software resulting in an asset impairment of $1.5 million in 2019.
(b) Represents other non-operating (income) expense that consists primarily of the quarterly remeasurement of fair value of the outstanding customer EARs, as well as interest and dividends earned on cash and cash equivalents.
(c) Represents transaction-related expenses that consist primarily of expenses incurred in connection with acquisitions and other corporate development activities, such as mergers and acquisitions activity that did not proceed, strategic investments and similar activities. Expenses incurred in connection with our IPO, which cannot be netted against proceeds, are also included in transaction-related expenses.
(d) Represents expense related to equity incentive awards, including incentive units and stock options, granted to certain employees, officers and non-employee directors as long-term incentive compensation. We recognize the related expense for these awards ratably over the vesting period or as achievement of performance criteria become probable.
(e) Represents the reduction of revenue related to the grant date fair value of the customer EARs granted pursuant to the customer EAR agreements we entered into in December 2019 and September 2020.
(f) Represents the remeasurement of contingent consideration due to the selling shareholders of Censeo Health, a business acquired in 2017, pending the resolution of an Internal Revenue Service (“IRS”) tax matter. The matter was resolved in 2020.
(g) Represents the annual advisory fee paid to New Mountain Capital under the Management Services Agreement. The Management Services Agreement was terminated in November 2019 in connection with the consummation of the Remedy Partners Combination.
(h) Represents certain gains and expenses incurred that are not expected to recur, including those associated with the closure of certain facilities, the sale of certain assets and the early termination of certain contracts.

Contractual Obligations and Commitments

The following table presents information relating to our contractual obligations as of December 31, 2020:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Operating lease obligations (1)	69.0	10.0	16.7	14.2	28.1
Credit agreement (2)	505.0	27.8	55.0	422.2	—
Contingent consideration (3)	15.8	13.5	2.3	—	—
Purchase obligations (4)	31.2	18.1	12.9	0.2	—
Total	621.0	69.4	86.9	436.6	28.1

(1)    Represents amounts due under existing operating leases related to our offices and other facilities.
(2)    Includes $92.5 million of interest based on interest rates in place and the amounts outstanding as of December 31, 2020. Actual payments may differ as the interest rates under our Credit Agreement are variable.
(3)    Represents amount due to former sellers of PatientBlox, an entity we acquired in 2020, upon the achievement of certain agreed milestones.
(4)    Represents non-cancelable commitments for the purchase of software, goods and services.

As of December 31, 2020, cash settlement related to the outstanding EARs was not considered probable, due to the change in control and liquidity provisions of the EARs, and therefore an amount related to this commitment is not included in the above table.

As of December 31, 2020, cash settlement related to the outstanding synthetic equity units, was not considered probable due to the change in control provisions included in the outstanding synthetic equity unit awards, and therefore an amount related to the synthetic equity units commitment is not included in the above table. In February 2021, in connection with the IPO, the outstanding synthetic equity units were converted to synthetic common units and will be eligible for a cash payment upon each vesting date based on the preceding 30 day average stock price of our Class A common stock. We expect to begin making payments related to these awards during 2021.

The Tax Receivable Agreement became effective in connection with the Reorganization Transactions in February 2021. Accordingly, there was no contractual obligations as of December 31, 2020 and no amounts are included in the table above. We anticipate making payments under the Tax Receivable Agreement following the completion of the 2021 corporate tax return during the course of 2022.
Off-balance sheet arrangements

Except for operating leases and certain letters of credit entered into in the normal course of business, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Critical accounting policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and related disclosures of contingent assets and liabilities. We base these estimates on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results experienced may vary materially and adversely from our estimates. Revisions to estimates are recognized prospectively. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. See Note 2, “Significant Accounting Policies” to our combined-consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a summary of our significant accounting policies.
Revenue recognition

We recognize revenue as the control of promised services is transferred to our customers and we generate all of our revenue from contracts with customers. The amount of revenue recognized reflects the consideration to which we expect to be entitled in exchange for these services. The measurement and recognition of revenue requires us to make certain judgments and estimates.

Effective January 1, 2019, we adopted the new accounting standard Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606), under the modified retrospective method. Under the modified retrospective method, we were not required to restate comparative financial information prior to the adoption of this standard and, therefore, such information presented prior to January 1, 2019 continues to be reported under our previous accounting policies.

We apply the five-step model to recognize revenue from customer contracts. The five-step model requires us to (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when, or as, we satisfy the performance obligation.

The unit of measure for revenue recognition is a performance obligation, which is a promise in a contract to transfer a distinct or series of distinct goods or services to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We satisfy substantially all of our performance obligations, which generally are related to a series of distinct services as described below, and recognize revenue over time instead of at a point in time.

Our customer contracts have either (1) a single performance obligation as the promise to transfer services is not separately identifiable from other promises in the contracts and is, therefore, not distinct; (2) a series of distinct performance obligations; or (3) multiple performance obligations, most commonly due to the contract covering multiple service offerings. For contracts with multiple performance obligations, the contract’s transaction price is allocated to each performance obligation on the basis of the relative standalone selling price of each distinct service in the contract.

Home & Community Services

In our Home & Community Services segment, revenue is recognized when the IHEs are submitted to our customers on a daily basis. Submission to the customer occurs after the IHEs are completed and coded, a process which may take one to several days after completion of the evaluation. The pricing for the IHEs is generally based on a fixed transaction fee, which is directly linked to the usage of the service by the customer during a distinct service period. Customers are invoiced for evaluations performed each month and remit payment accordingly. The IHEs are recognized as a single performance obligation which qualify for point-in-time revenue recognition since the customer simultaneously receives and consumes the benefits provided daily as we perform.

The transaction price for certain of our IHEs is reduced by the grant date fair value of outstanding customer EARs. See “—Critical accounting policies—Customer Equity Appreciation Rights.”

The remaining sources of revenue in our Home & Community Services segment, which relate to ancillary diagnostic and evaluative services we provide, are recognized over time as the performance obligations are satisfied and are primarily based on a fixed fee. Therefore, they do not require estimates and assumptions by management. See Note 6, “Revenue Recognition” to our combined-consolidated financial statements for further details regarding our revenue recognition policies.

Episodes of Care Services

The episodes solutions we provide in our Episodes of Care Services segment are an integrated set of services which represent a single performance obligation in the form of a series of distinct services. This performance obligation is satisfied over time as the various services are delivered. We primarily offer these services to customers under the BPCI-A program.

Under the BPCI-A program, we recognize the revenue attributable to episodes reconciled during each six-month episode performance measurement period over a 13-month performance obligation period that commences in the second or fourth quarter of each year, depending on the relevant contract with our provider partners. The 13-month performance obligation period begins at the start of the relevant episodes of care and extends through the receipt or generation of the semiannual reconciliation for the relevant performance measurement period, as well as the provision and explanation of statements of performance to each of our customers. The transaction price is 100% variable and therefore we estimate an amount in which we expect to be entitled to receive for each six-month episode performance measurement period over a 13-month performance obligation period.

For each partner agreement, the fees are generally twofold, an administrative fee, which is based on a stated percentage of program size and is paid out of savings, and a defined share of program savings or losses, if any. In order to estimate this variable consideration, management estimates the expected program size as well as the expected savings rate for each six-month period of episodes of care. The estimate is performed both at the onset of each performance measurement period based on information available at the time and at the end of each reporting period. In making the estimate, we consider inputs such as the overall program size which is defined by the historic cost multiplied by the frequency of occurrence of defined episodes of care. Additionally, we estimate savings rates by using data sources such as historical trend analysis together with indicative data of the current volume of episodes.

We adjust our estimates at the end of each six-month performance measurement period, generally in the second and fourth quarter each year, and may further adjust at the end of each reporting period to the extent new information indicates a change is needed. We apply a constraint to the variable consideration estimate in circumstances where we believe the claims data received is incomplete or inconsistent, so as not to have the estimates result in a significant revenue reversal in future periods. Although our estimates are based on the information available to us at each reporting date, several factors may cause actual revenue earned to differ from the estimates recorded each period. These include, among others, limited historical experience as the current BPCI-A program only commenced in the fourth quarter of 2018, CMS-imposed restrictions on the definition of episodes and benchmark prices, healthcare provider participation, the impacts of the COVID-19 pandemic in 2020 and other limitations of the program beyond our control.

The remaining sources of revenue in our Episodes of Care Services segment are recognized over time when, or as, the performance obligations are satisfied and are primarily based on a fixed fee or per member per month fee. Therefore, they do not require significant estimates and assumptions by management. See Note 6, “Revenue Recognition” to our combined-consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details regarding revenue recognition policies.
Allowance for doubtful accounts

We continuously monitor collections and payments from our customers. We maintain an allowance for doubtful accounts based on the best facts available to management. We consider historical realization data, accounts receivable aging trends and other operational trends to estimate the collectability of receivables. After all reasonable attempts are made to collect a receivable, the receivable is written off against the allowance for doubtful accounts. As of December 31, 2020, we had an allowance for doubtful accounts of $5.1 million, which represented 1.9% of total accounts receivable, net. We continue to assess our receivable portfolio and collections in light of the current economic environment and its impact on our estimation of the adequacy of the allowance for doubtful accounts.

Equity-based compensation
Equity-based compensation represents the cost related to equity-based awards granted to employees and non-employee directors. Equity-based compensation prior to the IPO consisted of awards that were profits interest units for federal income tax purposes. The profits interest units had time-based and performance-based vesting criteria. In connection with the IPO, the profits interest units were reclassified into common units and remain subject to the same time-based and performance-based vesting criteria. See “Item 11. Executive Compensation - Other compensation plans - Incentive Units.” We recognize equity-based compensation for all equity-based awards based on the grant date fair value of the award. Forfeitures are recorded as they occur.

Awards with time-based vesting generally vest over time, with a portion of the awards vesting on the grant date anniversary and other awards vesting on December 31 of each year. The resulting compensation expense related to time-based service awards is recognized on a straight-line basis over the requisite service period and is included within SG&A expense or service expense in the accompanying combined-consolidated statements of operations based on the role of the grantee. For those awards with performance-based vesting, the total cash on cash return of the private equity owners as defined in the award agreement must exceed certain multiples set forth in the award agreement in order to vest, and is also generally dependent upon the participant’s continued employment. The criteria associated with the performance-vesting criteria has not been probable to date. As such, we have not recorded any equity-based compensation expense related to the equity-based awards that are subject to performance-based vesting criteria.

Grant date fair value of these equity-based awards was calculated based on a Monte Carlo option pricing simulation. Our total equity value represents a key input for determining the fair value of the underlying common units. Prior to the IPO, a discount for lack of marketability was applied to the per unit fair value to reflect increased risk arising from the inability to readily sell our common units.

In order to estimate the fair value of our common units prior to the IPO, we used a combination of the market approach and the income approach. We used a combination of these standard valuation techniques rather than picking just one overall approach, as we believe that the market approach on its own provides a less reliable evaluation of the fair value than an income approach because such an approach relies solely on data and trends of companies in similar market segments with similar characteristics. By contrast, the income approach incorporates management’s best estimates of future performance based on both company and industry-specific factors and incorporates management’s long-term strategy for positioning and operating the business.

For the market approach, we utilized the guideline company method by selecting certain companies that we considered to be the most comparable to us in terms of size, growth, profitability, risk and return on investment, among others. We then used these guideline companies to develop relevant market multiples and ratios. The market multiples and ratios were applied to our financial projections based on assumptions at the time of the valuation in order to estimate our total enterprise value. Since there is not an active market for our common units, a discount for lack of marketability was then applied to the resulting value.

For the income approach, we performed discounted cash flow analyses utilizing projected cash flows, which were discounted to the present value in order to arrive at an enterprise value. The key assumptions used in the income approach include management’s financial projections which are based on highly subjective assumptions as of the date of valuation, a discount rate, and a long-term growth rate.

The Monte Carlo simulation also requires additional inputs to estimate the grant date fair value of an award, including an assumption for expected volatility, expected dividend yield, risk-free rate and an expected life. Since we were historically privately held, we calculate expected volatility using comparable peer companies with publicly traded shares over a term similar to the expected term of the underlying award. At the time of grant, we had no intention to pay dividends on our common units, and therefore, the dividend yield percentage is zero. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the profits interests. Profits interest awards granted during the years ended December 31, 2020, 2019, and 2018 included the following weighted average assumptions (annualized percentages):

	Year ended December 31,
	2020	2019	2018
Expected volatility	41.6%	40.6%-50.6%	48.8%-58.8%
Expected dividend yield	—	—	—
Risk-free interest rate	1.3%	1.8%	2.6%
Expected life (years)	2.9	3.5	4.6

In addition, Remedy Partners historically maintained an equity incentive plan whereby certain employees and directors were granted stock options. In November 2019, at the conclusion of the Remedy Partners Acquisition, outstanding Remedy Partners stock options were converted to stock options in New Remedy. No additional stock option grants were made following the Remedy Partners Acquisition. In connection with the IPO, these stock options were converted into stock options in Signify Health, Inc. The grant date fair value of the outstanding stock options was estimated using a Black-Scholes option-pricing model, which requires the input of subjective assumptions, including estimated share price, volatility over the expected term of the awards, expected term, risk free interest rate and expected dividends, as described above. Expected volatility, expected dividend yield and risk-free interest rate were all calculated in similar ways for the Remedy Partners stock options as described above for the valuation of the profits interests. The expected term of the stock options represents the period the stock options are expected to be outstanding. We used the simplified method for estimating the expected term of the stock options. We continue to record equity-based compensation expense related to outstanding Remedy Partners stock options over the remaining vesting periods, to the extent the former Remedy Partners employees who received the stock option grants remain our employees.
Customer Equity Appreciation Rights

In December 2019 and September 2020, we entered into EAR agreements with one of our customers. See “—Liquidity and capital resources—Customer Equity Appreciation Rights agreements.” Although the initial EAR agreement was executed in December 2019, the service period did not begin until 2020 and, therefore, there was no impact on our results of operations until 2020.

The initial grant date fair values of the EARs are each estimated in a similar manner, subject to the same management assumptions, as described for equity-based compensation as the EARs are a form of equity-based award. However, since the EARs are granted to a customer, they are also subject to accounting guidance for revenue recognition. Accordingly, their initial grant date fair values are recorded as a reduction to the transaction price over the service period for the associated customer’s IHE services. Forfeitures, if any, as a result of annual purchase commitments not being met, will be recognized as revenue in the period the forfeiture occurs.

As the awards will ultimately be settled in cash, they are classified as noncurrent liabilities with estimated changes in fair market value recorded each accounting period based on current management assumptions related to the valuation approaches described for equity-based compensation above. These changes in fair market value are recorded in other expense (income), net on the combined-consolidated statement of operations.
Business combinations

We account for business combinations under the acquisition method of accounting, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, and establishes the acquisition date as the fair value measurement point. Accordingly, we recognize assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities and noncontrolling interests in the acquiree, based on fair value estimates as of the date of acquisition.

Discounted cash flow models are typically used in these valuations if quoted market prices are not available, and the models require the use of significant estimates and assumptions including, but not limited to (1) estimating future revenue, expenses and cash flows expected to be collected; and (2) developing appropriate discount rates, long-term growth rates and probability rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but we recognize that the assumptions are inherently uncertain.

We recognize and measure goodwill, if any, as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired. The primary drivers that generate goodwill are the value of synergies with our existing operations, ability to grow in the market, and estimates of market share at the date of purchase. Goodwill recorded in an acquisition is assigned to applicable reporting units based on expected revenues or expected cash flows. Identifiable intangible assets with finite lives are amortized over their useful lives.

Pushdown accounting establishes a new basis for the assets and liabilities of an acquired company based on a “pushdown” of the acquirer’s stepped-up basis to the acquired company in connection with a change-in-control event. We elected to apply pushdown accounting in the reporting period in which the change-in-control event occurred as it relates to the January 2019 acquisition of Remedy Partners. The decision to apply pushdown accounting is irrevocable. The election of pushdown accounting required the recognition of the new basis of accounting established for the individual assets and liabilities of Remedy Partners as of the date New Mountain Capital acquired Remedy Partners. Goodwill was calculated and recognized consistent with business combination accounting, resulting in the pushdown of $408.4 million in goodwill as of December 31, 2019.

Acquisition-related contingent consideration is initially measured and recorded at its estimated fair value as an element of consideration paid in connection with an acquisition. Subsequent adjustments are recognized in SG&A expense in the combined-consolidated statements of operations. We determine the fair value of acquisition-related contingent consideration, and any subsequent changes in fair value using a discounted probability-weighted approach. This approach takes into consideration certain Level 3 unobservable inputs. These unobservable inputs include probability assessments of expected future cash flows over the period in which the obligation is expected to be settled and applies a discount factor that captures the uncertainties associated with the obligation. Acquisition-related contingent consideration as of December 31, 2019 was $39.8 million, related to an acquisition made in 2017. This contingent consideration was paid in full for $40.0 million in July 2020. Acquisition-related contingent consideration as of December 31, 2020 was $15.2 million, related to the acquisition of PatientBlox in 2020.
Recoverability of goodwill, intangible assets, and other long-lived assets subject to amortization

Goodwill is an asset which represents the future economic benefits which arise from the excess of the purchase price over the fair value of acquired net assets in a business combination, including the amount assigned to identifiable intangible assets. Goodwill is not amortized, but rather is tested for impairment annually, or more frequently whenever there are triggering events or changes in circumstances which indicate that the carrying value of the asset may not be recoverable and an impairment loss may have been incurred. As of December 31, 2019, we had goodwill of approximately $578.8 million, which represented 42% of our consolidated total assets. As of December 31, 2020, we had goodwill of approximately $596.7 million, which represented 39.2% of our consolidated total assets.

We assess goodwill for impairment at least annually, during the fourth quarter, and more frequently if indicators of impairment exist. Impairment testing for goodwill is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment if the component constitutes a business for which discrete financial information is available, and management regularly reviews the operating results of that component. Our reporting units are the same as our reportable segments, Home & Community Services and Episodes of Care Services.

We perform an assessment of goodwill utilizing either a qualitative or quantitative impairment test. The qualitative impairment test assesses several factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If management concludes it is more likely than not that the fair value of the entity is less than its carrying amount, a quantitative fair value test is performed.

In a quantitative impairment test, management assesses goodwill by comparing the carrying amount of each reporting unit to its fair value. We estimate the fair value of each of our reporting units using either an income approach, a market valuation approach, a transaction valuation approach or a blended approach.

If the fair value exceeds the carrying value of a reporting unit, goodwill is not considered impaired. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired and we would recognize an impairment loss equal to the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

We perform discounted cash flow analyses which utilize projected cash flows as well as a residual value, which is discounted to the present value in order to arrive at a reporting unit fair value. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions and estimates underlying the approach used to determine the value of our reporting units. Actual results could differ from management’s estimates, and such differences could be material to our combined-consolidated financial position and results of operations. See “Risk factors.”

We performed a quantitative assessment in 2020 for our Home & Community Services reporting unit and our Episodes of Care Services reporting unit. Given the significant excess of the estimated fair value over the carrying value for each reporting unit, we do not believe an inconsequential change in the underlying assumptions would have a significant impact on the results and result in a goodwill impairment. However, if there are any unfavorable changes in growth assumptions, particularly related to the impact of the COVID-19 pandemic, if growth related to new product lines does not materialize over time or if the long-term construct of the BPCI-A program or any successor program is materially changed, this could lead to a potential failure in the goodwill impairment testing process in future periods.

We review the carrying value of other long-lived assets or groups of assets, including property and equipment, internally developed software costs and other intangible assets, to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Intangible assets with definite lives subject to amortization include customer relationships, acquired and capitalized software and trade names. Acquired intangible assets are initially recorded at fair value and are amortized on a basis consistent with the timing and pattern of expected cash flows used to value the intangible asset, generally on a straight-line basis over the estimated useful life. Capitalized software is recorded for certain costs incurred for the development of internal-use software. These costs are amortized on a straight-line basis over the expected economic life of the software.

We assess the recoverability of an asset or group of assets by determining whether the carrying value of the asset or group of assets exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the asset or the primary asset in the group of assets. If such testing indicates the carrying value of the asset or group of assets is not recoverable, we estimate the fair value of the asset or group of assets using various valuation methodologies, including discounted cash flow models and quoted market values, as necessary. If the fair value of those assets or groups of assets is less than carrying value, we record an impairment loss equal to the excess of the carrying value over the estimated fair value.

There was no impairment of property and equipment during the years ended December 31, 2020 or 2019. We incurred an asset impairment charge of $1.0 million on property and equipment that was no longer being used for the year ended December 31, 2018.

We recorded an asset impairment charge of $0.8 million and $1.5 million related to certain acquired and capitalized software during the years ended December 31, 2020 and 2019, as a result of the discontinued use of the software.

We recorded an asset impairment charge of $4.9 million on a trade name during the year ended December 31, 2019 as a result of the discontinued use of certain trade names due to our rebranding which was announced in December 2019. We recorded an asset impairment charge of $16.0 million on trade names during the year ended December 31, 2018 as a result of the discontinued use of certain trade names due to our rebranding in 2018.

Recent accounting pronouncements

Below, we include a description of certain recent accounting pronouncements that may have an impact on our financial statements. See Note 2 to our combined-consolidated financial statements included elsewhere in Item 8 of this Annual Report on Form 10-K for further information.

In May 2014, FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The new revenue recognition standard provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance was effective for nonpublic companies for annual periods beginning after December 15, 2018 and is applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We used the modified retrospective method to adopt the new revenue recognition guidance on January 1, 2019. Adoption of the new standard did not have a material impact to our revenue recognition, with approximately $0.2 million recognized as a cumulative impact increase in accumulated deficit upon adoption. Remedy Partners adopted this new accounting guidance effective January 1, 2019, prior to our acquisition of Remedy Partners and its inclusion in our combined-consolidated financial statements. This new guidance did have a material impact on the timing of revenue recognition for Remedy Partners.

In November 2019, the FASB issued ASU 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements—Share-Based Consideration Payable to a Customer (“ASU 2019-08”). ASU 2019-08 requires that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718. The grant date is the date at which a grantor (supplier) and a grantee (customer) reach a mutual understanding of the key terms and conditions of a share-based payment award. ASU 2019-08 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. We elected to early adopt this new guidance for interim periods in 2020 as it relates to the customer EARs. The initial grant date fair value of the EAR agreements is being recorded as a reduction of the transaction price.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new lease standard requires lessees to recognize leases on the balance sheet by recording a right-of-use asset and lease liability. This guidance is effective for nonpublic entities for annual reporting periods beginning after December 15, 2021. Early adoption is permitted. We are evaluating the impact of this new guidance on our financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 introduces the current expected credit losses methodology for estimating allowances for credit losses. ASU 2016-13 applies to all financial instruments carried at amortized cost and off-balance-sheet credit exposures not accounted for as insurance, including loan commitments, standby letters of credit, and financial guarantees. The new accounting standard does not apply to trading assets, loans held for sale, financial assets for which the fair value option has been elected, or loans and receivables between entities under common control. ASU 2016-13 is effective for nonpublic entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact of this new guidance on our financial statements.
Emerging growth company status

Pursuant to the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by FASB or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We intend to take advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies. Accordingly, the information contained herein may be different than the information you receive from other public companies.

We also intend take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act so long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.
Item 7A. Quantitative and qualitative disclosures about market risks.

In the ordinary course of our business activities, we are exposed to market risks that are beyond our control and which may have an adverse effect on the value of our financial assets and liabilities, future cash flows and earnings. The market risks that we are exposed to primarily relate to changes in interest rates associated with our long-term debt obligations and cash and cash equivalents.

At December 31, 2020, we had total variable rate debt outstanding under our Credit Agreement of $412.5 million. If the effective interest rate of our variable rate debt outstanding as of December 31, 2020 were to increase by 100 basis points (1%), our annual interest expense would increase by approximately $4.1 million.

At December 31, 2020, our total unrestricted cash and cash equivalents were $72.6 million. Throughout the year, we invest any excess cash in short-term investments, primarily money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our interest income. The impact will depend on variables such as the magnitude of rate changes and the level of excess cash balances. We do not consider this risk to be material. We manage such risk by continuing to evaluate the best investment rates available for short-term, high-quality investments.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Signify Health, Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheet of Signify Health, Inc. (the "Company") as of December 31, 2020, and the related notes (collectively referred to as the "financial statement"). In our opinion, the financial statement presents fairly, in all material respects, the financial position of the Company as of December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statement based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit provides a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP

Stamford, Connecticut
March 25, 2021

We have served as the Company's auditor since 2020.

Signify Health, Inc.
Balance Sheet

December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$—
Total assets	$—

Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share, 1,000 shares authorized, no shares issued or outstanding	$—
Total stockholders' equity	$—

Signify Health, Inc.
Notes to the Balance Sheet
1.Nature of Operations and Basis of Presentation

Signify Health, Inc. (“Signify Health”, the “Company”) was incorporated in the state of Delaware on October 1, 2020. Signify Health was formed for the purpose of completing an initial public offering (“IPO”) of its common stock and related reorganization transactions in which it will gain control of, and therefore consolidate the operations of Cure TopCo, LLC (“Cure TopCo”) and its direct and indirect subsidiaries.

The accompanying balance sheet has been prepared in accordance with accounting principles generally accepted in the United States of America. Statements of income, stockholders’ equity and cash flows have not been presented because Signify Health has not engaged in any business or other activities except in connection with its formation.

2.Significant Accounting Policies

Underwriting Commissions and Offering Costs

Underwriting commissions and offering costs incurred in connection with the Company’s IPO will be reflected as a reduction of additional paid-in capital upon completion of its IPO. Underwriting commissions and offering costs are not recorded in the Company’s balance sheet because such costs are not the Company’s liability until the Company completes its IPO. See Note 5 Subsequent Events for a discussion of the closing of the IPO.

3.Stockholders’ Equity

Signify Health is authorized to issue 1,000 shares of common stock, $0.01 par value per share. Holders of common stock are entitled to one vote for each share of common stock held on all matters submitted to shareholders for vote, consent or approval.

On January 5, 2021, Signify Health issued 100 shares of common stock, par value $0.01 per share, to its Chief Executive Officer, which represented all outstanding common stock at the time of issuance. These shares were subsequently redeemed by the Company in connection with the IPO. See Note 5 Subsequent Events.

4.Commitments and Contingencies

Signify Health may be subject to legal proceedings that arise in the ordinary course of business. There are currently no material proceedings to which Signify Health is a party, nor does Signify Health have knowledge of any material proceedings threatened against it.

5.Subsequent Events

Initial Public Offering
On February 16, 2021, Signify Health closed an IPO of 27,025,000 shares of its Class A common stock at a public offering price of $24 per share, which includes 3,525,000 shares issued pursuant to the full exercise of the underwriters’ over-allotment option. Signify Health received gross proceeds of $648.6 million, which resulted in net cash proceeds of $609.7 million after deducting underwriting discounts and commissions of $38.9 million and before fees and expenses incurred in connection with the IPO incurred and paid for by Cure TopCo, LLC. Signify Health used the proceeds to purchase newly-issued membership interests from Cure TopCo at a price per interest equal to the IPO price of its Class A common stock, net of the underwriting discount and commissions.

Signify Health, Inc.
Notes to the Balance Sheet
Reorganization Transactions
In connection with the IPO, Signify Health and Cure TopCo completed a series of transactions (“Reorganization Transactions”) including the following:

•The limited liability company agreement of Cure TopCo was amended and restated to, among other things, convert all outstanding equity interests into one class of non-voting common units (the “LLC Units”) and appoint Signify Health as the sole managing member of Cure TopCo.
•The certificate of incorporation of Signify Health was amended and restated to authorize the issuance of two classes of common stock: Class A common stock and Class B common stock (collectively, “common stock”). Each share of common stock will entitle its holder to one vote per share on all matters submitted to a vote of our stockholders. The Class B common stock is not entitled to economic interests in Signify Health.
•The acquisition of LLC Units through (i) the contribution of LLC Units in exchange for Class A common stock by New Mountain Partners V (AIV-C), LP (the “IPO Contribution”) and (ii) the “Mergers,” in which certain entities treated as corporations for U.S. tax purposes that hold LLC Units (individually, a “Blocker Company” and together, the “Blocker Companies”), each simultaneously merge with a merger subsidiary created by us (and survive such merger as a wholly owned subsidiary of Signify Health, Inc.), after which each Blocker Company immediately merged into Signify Health.
•Each Continuing Pre-IPO LLC Member (as defined below) was issued a number of shares of Signify Health Class B common stock in an amount equal to the number of LLC Units held by such Continuing Pre-IPO LLC Member at the time of the IPO, except in the case of Cure Aggregator (“Cure Aggregator”). Shares of Class B common stock were issued to the direct holders of common units in Cure Aggregator in proportion to their interests in Cure Aggregator. These shares will not be entitled to any voting rights until the common units of Cure Aggregator that correspond to the shares have vested.

Following the completion of the Reorganization Transactions, Signify Health owns 74.1% of the economic interest in Cure TopCo. The Pre-IPO Members who retain their equity ownership in Cure TopCo subsequent to the Reorganization Transactions (the “Continuing Pre-IPO LLC Members”) own the remaining 25.9% economic interest in Cure TopCo.

Cure TopCo, LLC Recapitalization
As noted above, in connection with the Signify Health IPO, the limited liability company agreement of Cure TopCo was amended and restated (the “Cure TopCo LLCA) to, among other things, convert all outstanding equity interests into LLC Units and appoint Signify Health as the sole managing member of Cure TopCo.

Under the Cure TopCo LLCA, holders of LLC Units have the right to require Cure TopCo to redeem all or a portion of their LLC Units for newly issued shares of Signify Health Class A common stock on a one-for-one basis or a cash payment equal to the volume-weighted average market price of one share of Signify Health Class A common stock for each LLC Unit redeemed. This will result in the recognition of a contingently redeemable noncontrolling interest in Cure TopCo held by the Continuing Pre-IPO LLC Members, which will be redeemable, at the election of Signify Health, for shares of Class A common stock on a one-for-one basis or a cash payment in accordance with the terms of the Cure TopCo LLCA and which, if the redeeming member is an affiliate, the decision to redeem in cash or shares will be approved by the disinterested members of the Audit Committee.

Following the Reorganization Transactions and IPO, because Signify Health will manage and operate the business and control the strategic decisions and day-to-day operations of Cure TopCo and because Signify Health will also have a substantial financial interest in Cure TopCo, Signify Health will consolidate the financial results of Cure TopCo, and a portion of Signify Health net income (loss) will be allocated to the noncontrolling interest to reflect the entitlement of the Continuing Pre-IPO LLC Members to a portion of Cure TopCo net income (loss). In addition, because Cure TopCo is under the common control of the Pre-IPO LLC Members before and after the Reorganization Transactions (both directly and indirectly through their ownership of us), Signify Health will account for the Reorganization Transactions as a reorganization

Signify Health, Inc.
Notes to the Balance Sheet
of entities under common control and initially measure the interests of the Continuing Pre-IPO LLC Members in the assets and liabilities of Cure TopCo at their carrying amounts as of the date of the completion of the consummation of the Reorganization Transactions.

Tax Receivable Agreement
In February 2021, in connection with the Reorganization Transactions and IPO, Signify Health entered into a Tax Receivable Agreement, which obligates Signify Health to make payments to the Continuing Pre-IPO LLC Members, the Reorganization Parties, Optionholders (as defined in the Tax Receivable Agreement) of the Blocker Companies at the time of the Mergers, holders of synthetic equity units and any future party to the Tax Receivable Agreement (collectively, the “TRA Parties”) in the aggregate generally equal to 85% of the applicable cash savings that are actually realized as a result of (i) certain favorable tax attributes acquired from the Blocker Companies in the Mergers (including net operating losses, the Blocker Companies’ allocable share of existing tax basis and refunds of Blocker Company taxes attributable to pre-Merger tax periods), (ii) increases in its allocable share of existing tax basis and tax basis adjustments that may result from (x) future redemptions or exchanges of LLC Units by Continuing Pre-IPO LLC Members for cash or Signify Health Class A common stock, (y) the IPO Contribution and (z) certain payments made under the Tax Receivable Agreement and (iii) deductions in respect of interest and certain compensatory payments made under the Tax Receivable Agreement. Signify Health will retain the benefit of the remaining 15% of these tax savings.

Equity-Based Compensation

2021 Long-Term Incentive Plan

In January 2021, Signify Health’s Board of Directors adopted, subject to approval by Signify Health’s stockholders, the 2021 Long-Term Incentive Plan (the “2021 LTIP”) which became effective in connection with the IPO and provides for the grant of equity-based awards to employees, consultants, service providers and non-employee directors. At inception, there were 16,556,298 shares of Class A common stock available for issuance under the 2021 LTIP. The share pool will be increased on the first day of each year by the least of (i) 14,191,113 shares of Class A common stock , (ii) 3% of the aggregate number of shares of Class A common stock and shares of Class B common stock outstanding (on a fully diluted basis) on the last day of the immediately preceding fiscal year and (iii) an amount determined by the board of directors. Any shares underlying substitute awards, shares remaining available for grant under a plan of an acquired company and awards (including pre-IPO awards (as defined in the 2021 LTIP)) that are forfeited, cancelled, expired, terminated or are otherwise lapsed, in whole or in part, or are settled in cash or withheld in respect of taxes, will become available for future grants under the 2021 LTIP.

On February 10, 2021, Signify Health issued certain equity grants under the 2021 LTIP, including 872,500 stock options to certain members of management of Cure TopCo that are subject to time-based vesting and vest ratably on the first three anniversaries of the grant date. In addition, on February 16, 2021, Signify Health issued 63,328 restricted stock units under the 2021 LTIP to members of its Board of Directors that vest on the one-year anniversary of the grant date.

Employee Stock Purchase Plan

In January 2021, Signify Health’s Board of Directors also approved, subject to approval by Signify Health’s stockholders, the 2021 Employee Stock Purchase Plan (“ESPP”), which will become effective on a date to be specified by the Compensation Committee in 2021. The ESPP will provide employees and employees of participating subsidiaries with an opportunity to acquire a proprietary interest in Signify Health through the purchase of shares of Class A common stock. Initially, the ESPP will not be intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). From and after such date as the Compensation Committee, in its discretion, determines that the ESPP is able to satisfy the requirements under Section 423 of the Code and that it will operate the ESPP in accordance with such requirements, the ESPP will be intended to qualify as an “employee stock purchase plan” under Section 423 of the Code and the ESPP will be interpreted in a manner that is consistent with that intent.

Signify Health, Inc.
Notes to the Balance Sheet

There are 4,730,371 shares of Class A common stock available for issuance under the ESPP. The share pool will be increased on the first day of each fiscal year in an amount equal to the lesser of (i) 4,730,371 shares of Class A common stock and (ii) 1% of the aggregate number of shares of Class A common stock and Class B common stock outstanding (on a fully diluted basis) on the last day of the immediately preceding fiscal year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Board of Directors of Cure TopCo, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cure TopCo, LLC  and its subsidiaries (the "Company") as of December 31, 2020 and 2019, the related combined-consolidated statements of operations, changes in members’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and Schedule II - Valuation and Qualifying Accounts (collectively referred to as the "financial statements") (see Note 1). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP

Stamford, Connecticut
March 25, 2021

We have served as the Company's auditor since 2019.

Cure TopCo, LLC and Subsidiaries
Consolidated Balance Sheets (In millions, except units)
————————————————————————————————————

	December 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$72.6	$27.7
Accounts receivable, net	270.6	168.1
Contract assets	27.8	38.3
Restricted cash	4.4	22.5
Prepaid expenses and other current assets	13.8	6.9
Total current assets	389.2	263.5

Property and equipment, net	25.4	19.3
Goodwill	596.7	578.8
Intangible assets, net	506.9	528.5
Other assets	4.1	2.3
Total assets	$1,522.3	$1,392.4

LIABILITIES AND MEMBERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$147.6	$107.1
Contract liabilities	6.2	3.1
Current maturities of long-term debt	4.2	2.8
Contingent consideration	13.1	—
Deferred tax liability	1.9	—
Other current liabilities	16.6	9.6
Total current liabilities	189.6	122.6

Long-term debt	397.1	264.6
Contingent consideration	2.1	39.8
Customer EAR liability	21.6	—
Other noncurrent liabilities	17.9	7.8
Total liabilities	628.3	434.8

Commitments and Contingencies (Note 17)

Members' equity - Series A Preferred (3,384,543 issued and outstanding at December 31, 2020 and 2019)	700.9	695.4
Members' equity - Series B Preferred (3,402,608 and 3,533,133 issued and outstanding at December 31, 2020 and 2019, respectively)	264.2	325.5
Members' equity - Class A common (0 issued and outstanding at December 31, 2020 and 2019)	—	—
Members' equity - Class B common (118,971 and 93,311 issued and outstanding at December 31, 2020 and 2019, respectively)	3.7	4.2
Members' equity - Class C common (99,952 and 0 issued and outstanding at December 31, 2020 and 2019, respectively)	7.2	—
Accumulated deficit	(82.0)	(67.5)
Total members' equity	894.0	957.6

Total liabilities and members' equity	$1,522.3	$1,392.4

See accompanying notes to the combined-consolidated financial statements.

Cure TopCo, LLC and Subsidiaries
Combined-Consolidated Statements of Operations (in millions, except unit and per unit amounts)
———————————————————————————————————————

	Year ended December 31,
	2020	2019	2018
Revenue	$610.6	$501.8	$337.9

Operating expenses:
Service expense (exclusive of depreciation and amortization shown below)	306.7	247.2	196.3
Selling, general and administrative expense (exclusive of depreciation and amortization shown below)	208.0	168.6	67.9
Transaction-related expenses	15.2	22.4	21.0
Asset impairment	0.8	6.4	17.0
Depreciation and amortization	62.3	66.0	43.0
Total operating expenses	593.0	510.6	345.2

Income (loss) from operations	17.6	(8.8)	(7.3)

Interest expense	22.2	21.2	21.4
Other expense (income), net	9.0	(1.6)	—
Other expense, net	31.2	19.6	21.4

Loss before income taxes	(13.6)	(28.4)	(28.7)
Income tax expense	0.9	0.1	0.2
Net loss	$(14.5)	$(28.5)	$(28.9)

Loss per unit
Former Class A and B Common Units (pre-Remedy Partners Combination)	$—	$(5.10)	$(8.44)
Class C Common Units	$(2.06)	—	—
Weighted average units outstanding
Former Class A and B Common Units (pre-Remedy Partners Combination)	—	3,211,075	3,421,451
Class C Common Units	67,536	—	—

See accompanying notes to the combined-consolidated financial statements.

Cure TopCo, LLC and Subsidiaries
Combined-Consolidated Statements of Changes in Members’ Equity
(In millions, except units)
———————————————————————————————————————

	Series A preferred units	Series A preferred members' equity	Series B preferred units	Series B preferred members' equity	Former Class A common units	Former Class A members' equity	Class B common units	Class B members' equity	Additional paid-in capital	Accumulated deficit	Total members' equity
Balance at January 1, 2018	—	$—	—	$—	3,396,228	$339.6	—	$—	$—	$(9.9)	$329.7
Member contributions	—	—	—	—	32,667	3.0	—	—	—	—	3.0
Member distributions (Note 14)	—	—	—	—	—	(18.3)	—	—	—	—	(18.3)
Repurchase of member units	—	—	—	—	(37,525)	(4.1)	—	—	—	—	(4.1)
Equity-based compensation	—	—	—	—	—	—	52,240	2.6	—	—	2.6
Net loss	—	—	—	—	—	—	—	—	—	(28.9)	(28.9)
Balance at December 31, 2018	—	$—	—	$—	3,391,370	$320.2	52,240	$2.6	$—	$(38.8)	$284.0
ASC 606 adoption	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Contribution of Remedy	—	—	—	—	—	—	—	—	698.3	—	698.3
Acquisition of TAV Health	—	—	—	—	130,525	26.1	—	—	—	—	26.1
Member contributions	—	—	—	—	30,000	3.0	—	—	—	—	3.0
Member distributions (Note 14)	—	—	—	—	—	(21.8)	—	(0.7)	—	—	(22.5)
Repurchase of member units	—	—	—	—	(18,762)	(2.0)	(10,300)	(0.7)	—	—	(2.7)
Remedy Partners Combination (Note 1)	3,384,543	698.3	—	—	—	—	—	—	(698.3)	—	—
Conversion of Class A common to Series B preferred	—	—	3,533,133	325.5	(3,533,133)	(325.5)	—	—	—	—	—
Tax payments on behalf of members	—	(5.1)	—	—	—	—	—	—	—	—	(5.1)
Equity-based compensation	—	0.2	—	—	—	—	51,371	3.0	1.3	—	4.5
Proceeds from exercises of stock options	—	—	—	—	—	—	—	—	0.7	—	0.7
Contribution to New Remedy Corp	—	2.0	—	—	—	—	—	—	(2.0)	—	—
Net loss	—	—	—	—	—	—	—	—	—	(28.5)	(28.5)
Balance at December 31, 2019	3,384,543	$695.4	3,533,133	$325.5	—	$—	93,311	$4.2	$—	$(67.5)	$957.6

	Series A preferred units	Series A preferred members' equity	Series B preferred units	Series B preferred members' equity	Class B common units	Class B members' equity	Class C common units	Class C members' equity	Accumulated deficit	Total members' equity
Balance at January 1, 2020	3,384,543	$695.4	3,533,133	$325.5	93,311	$4.2	—	$—	$(67.5)	$957.6
Repurchase of member units	—	—	(130,525)	(54.0)	(5,850)	(1.6)	(9,264)	(1.3)	—	(56.9)
Member distributions (Note 14)	—	—	—	(7.3)	—	(0.6)	—	(0.3)		(8.2)
Equity-based compensation	—	1.6	—	—	31,510	1.7	109,216	8.8	—	12.1
Proceeds from exercises of stock options	—	3.5	—	—	—	—	—	—		3.5
Tax refunds received on behalf of New Remedy Corp	—	1.0	—	—	—	—	—	—	—	1.0
Repurchase of stock on behalf of New Remedy Corp	—	(0.6)	—	—	—	—	—	—	—	(0.6)
Net loss	—	—	—	—	—	—	—	—	(14.5)	(14.5)
Balance at December 31, 2020	3,384,543	$700.9	3,402,608	$264.2	118,971	$3.7	99,952	$7.2	$(82.0)	$894.0
See accompanying notes to the combined-consolidated financial statements.

Cure TopCo, LLC and Subsidiaries
Combined-Consolidated Statements of Cash Flows (In millions)

	Year ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(14.5)	$(28.5)	$(28.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62.3	66.0	43.0
Asset impairment	0.8	6.4	17.0
Equity-based compensation	12.1	4.5	2.6
Customer equity appreciation rights	12.4	—	—
Remeasurement of customer equity appreciation rights	9.2	—	—
Amortization of deferred financing fees	1.8	1.5	1.7
Loss on extinguishment of debt	—	0.2	1.4
Remeasurement of contingent consideration	0.2	0.7	0.9
Payment of contingent consideration	(1.8)		—
Gain on sale of assets	—	(1.1)	—
Other	0.4	0.6	—
Changes in operating assets and liabilities:
Accounts receivable	(102.5)	(37.8)	(8.0)
Prepaid expenses and other current assets	(6.9)	0.3	(1.0)
Contract assets	10.5	74.6	—
Other assets	(0.8)	0.3	(0.7)
Accounts payable and accrued expenses	40.5	2.8	5.2
Contract liabilities	3.1	(57.2)	—
Other current liabilities	6.8	1.6	1.4
Other noncurrent liabilities	9.9	6.8	1.0
Net cash provided by operating activities	43.5	41.7	35.6

Investing activities
Capital expenditures - property and equipment	(13.9)	(12.6)	(6.6)
Capital expenditures - internal-use software development	(20.2)	(12.9)	(6.5)
Proceeds from sale of assets	—	1.2	—
Purchase of long-term investment	(1.0)	—	—
Business combinations, net of cash acquired	(14.7)	(28.8)	—
Cash acquired from Remedy Partners Acquisition	—	136.0	—
Net cash (used in) provided by investing activities	(49.8)	82.9	(13.1)

Financing activities
Repayment of long-term debt	(2.8)	(2.8)	(2.0)
Proceeds from issuance of long-term debt	140.0	20.0	—
Repayment of borrowings under revolving credit facility	(92.0)	(25.0)	—
Proceeds from borrowings under revolving credit facility	92.0	25.0	—
Repayments of borrowings under financing agreement	(0.2)	—	—
Proceeds from borrowings under financing agreement	0.6	—	—
Payment of contingent consideration	(38.2)	—	—
Payment of debt issuance costs	(5.1)	(1.2)	(0.5)
Payment to sellers of Remedy	—	(83.8)	—
Member distributions	(8.2)	(22.5)	(18.3)
Refunds (payment) of taxes on behalf of New Remedy Corp	1.0	(5.1)	—
Repurchase of member units	(56.9)	(3.1)	(4.1)
Contributions from members	—	3.0	3.0
Proceeds related to the issuance of New Remedy Corp common stock under stock plans	2.9	0.7	—
Net cash provided by (used in) financing activities	33.1	(94.8)	(21.9)

Increase in cash, cash equivalents and restricted cash	26.8	29.8	0.6
Cash, cash equivalents and restricted cash - beginning of year	50.2	20.4	19.8
Cash, cash equivalents and restricted cash - end of year	$77.0	$50.2	$20.4

Supplemental disclosures of cash flow information
Cash paid for interest	$19.3	$19.3	$19.4
Cash paid for taxes (net of refunds)	0.5	0.2	4.6
Noncash transactions
Issuance of membership units related to acquisition	—	26.1	—
Capital expenditures not yet paid	0.5	0.2	1.3
See accompanying notes to the combined-consolidated financial statements.

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)

1.Nature of Operations

Cure TopCo, LLC (referred to herein as “we”, “our”, “us”, or the “Company”) is a Delaware limited liability company formed on November 3, 2017. We have adopted a holding company structure and are the indirect parent company of Signify Health, LLC (“Signify”), a Delaware limited liability company. Signify was formed on November 3, 2017. Operations are performed through our wholly-owned subsidiaries.

We are a healthcare platform that leverages advanced analytics, technology and nationwide healthcare provider networks to create and power value-based payment programs. Our customers include health plans, governments, employers, health systems and physician groups. We operate in two segments of the value-based healthcare payment industry: payment models based on individual episodes of care, or the Episodes of Care Services segment, and in-home health evaluations (“IHE”), or the Home & Community Services segment. Payment models based on individual episodes of care organize or bundle payments for all, or a substantial portion of, services received by a patient in connection with an episode of care, such as a surgical procedure, particular condition or other reason for a hospital stay. IHEs are health evaluations performed by a clinician in the home to support payors’ participation in Medicare Advantage and other government-run managed care plans. Our solutions support value-based payment programs by aligning financial incentives around, and providing tools to health plans and healthcare organizations designed to assess and manage, risk and identify actionable opportunities for improved patient outcomes, coordination and cost-savings.

In 2019, we acquired 100% of the outstanding equity of Remedy Partners, Inc. (“Remedy Partners”). A controlling interest in Remedy Partners was initially acquired by New Mountain Capital on January 15, 2019 (the “Remedy Partners Acquisition”), at which point we and Remedy Partners were considered to be under common control and combined financial statements were presented from January 15, 2019 to November 26, 2019. On November 26, 2019, a series of transactions were effected which resulted in Remedy Partners becoming our wholly-owned subsidiary and consolidated financial statements were presented from that date forward (the “Remedy Partners Combination” and together with the Remedy Partners Acquisition, the “Remedy Partners Transaction”).

On March 13, 2019, Signify acquired 100% of the outstanding equity of Triple Aim Ventures, LLC, a Delaware limited liability company (“TAV Health”).

See Note 23 Subsequent Events for a description of the reorganization and initial public offering (“IPO”) that occurred in February 2021.
2.Significant Accounting Policies
Basis of Presentation

Combination - Consolidation
The financial statements were consolidated as of and for the year ended December 31, 2020. The financial statements were consolidated for the period from January 1, 2019 through January 14, 2019, the date of the Remedy Partners Acquisition and combined for the period from January 15, 2019 through November 26, 2019, the date of the Remedy Partners Combination. The financial statements were consolidated since November 27, 2019 through December 31, 2019 and as of December 31, 2019, see Note 1 Nature of Operations. The financial statements were consolidated as of and for the year ended December 31, 2018.

The Combined-Consolidated Financial Statements include the accounts and financial statements of our wholly-owned subsidiaries and variable interest entities (VIEs) where we are the primary beneficiary. Results of operations of VIEs are included from the dates we became the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

We have two operating segments, Home & Community Services and Episodes of Care Services as described above.

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)
Use of Estimates
The accompanying Combined-Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires management to make estimates and assumptions affecting the reported amounts in our Combined-Consolidated Financial Statements and accompanying notes. These estimates are based on information available as of the date of the Combined-Consolidated Financial Statements; therefore, actual results could differ from those estimates. The significant estimates underlying our Combined-Consolidated Financial Statements include revenue recognition; allowance for doubtful accounts; recoverability of long-lived assets, intangible assets and goodwill; loss contingencies; accounting for business combinations, including amounts assigned to definite and indefinite lived intangible assets and contingent consideration; and equity-based compensation.

As of December 31, 2020, the impact of the outbreak of COVID-19 continues to unfold; See Note 3 COVID-19 Pandemic. As a result, many of our estimates and assumptions have required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in the future.

Comprehensive Income (Loss)
We have not identified any incremental items that would be considered a component of comprehensive income (loss) and accordingly a statement of comprehensive loss is not reflected in the Combined-Consolidated Financial Statements because net loss and comprehensive loss are the same.

Cash and Cash Equivalents
We consider all demand deposits with banks and all highly liquid short-term cash investments with an original or remaining maturity of three months or less to be cash equivalents.

Restricted Cash
Under our Master Agreement with the Centers for Medicare and Medicaid Services (“CMS”), we are required to place certain funds in escrow for the benefit of CMS. This account, known as a Secondary Repayment Source (“SRS”), is based on the size of our participation in the legacy CMS Bundled Payments for Care Improvement (“BPCI”) program, the predecessor program of the Bundled Payments for Care Improvement - Advanced initiative (“BPCI-A”). These funds are available to CMS as a supplemental payment source if we fail to pay amounts owed to CMS. The funds will be returned to us 18 months after the conclusion of the effective period of the CMS Master Agreement, or when all financial obligations to CMS are fulfilled. As of December 31, 2020 and December 31, 2019, there were $0.5 and $16.3, respectively, in the SRS account included in restricted cash on the Consolidated Balance Sheets. During 2020, $15.8 of these funds were released to us from escrow as the original BPCI program has ended, with the remaining balance of $0.5 as of December 31, 2020 related to BPCI-A.

We also withhold a portion of shared savings to customers in a “holding pool” to cover any potential subsequent negative adjustments through CMS’s subsequent reconciliation true-up process. These funds are distributed to customers following the final true-up if there is no negative adjustment. These amounts represent consideration payable to the customer and therefore have reduced revenue in the period earned. The funds have been received by us from CMS and are held in a separate cash account, included as restricted cash on the Consolidated Balance Sheets. Since the funds are payable to the customer at the point the final CMS true-up is made or a negative adjustment is due to us, the amounts are also included in accounts payable and accrued expenses on the Consolidated Balance Sheets. As of December 31, 2020 and December 31, 2019, there were $3.5 and $6.2, respectively, of restricted cash in the holding pool.

In addition, we held $0.4 of restricted cash as of December 31, 2020 acquired in connection with the PatientBlox acquisition. In accordance with the acquisition agreement, the use of the funds held in a PatientBlox bank account is restricted until the first defined milestone period expires, which is expected to occur during 2021. See Note 4 Business Combinations for further details of the acquisition.

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)
The following table reconciles cash, cash equivalents, and restricted cash per the Combined-Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:

	December 31,	December 31,
	2020	2019
Cash and cash equivalents	$72.6	$27.7
Restricted cash	4.4	22.5
Total cash, cash equivalents, and restricted cash	$77.0	$50.2

Accounts Receivable
Accounts receivable primarily consist of amounts due from customers and CMS and are stated at their net realizable value. Management evaluates all accounts periodically and an allowance is established based on the best facts available to management. Management considers historical realization data, accounts receivable aging trends and other operational trends to estimate the collectability of receivables. After all reasonable attempts to collect a receivable have been exhausted, the receivable is written off against the allowance for doubtful accounts. As of December 31, 2020 and December 31, 2019, we had an allowance for doubtful accounts of $5.1 and $4.8, respectively.

Prepaid Expenses
Prepaid expenses consist primarily of prepaid insurance and other expenses paid in advance, but for which the services are incurred in the future. The portion of prepaid expenses related to services beyond 12 months from the date of the financial statements is included in other assets.

Property and Equipment
Property and equipment are stated at cost, net of salvage value, if applicable, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset. When property and equipment are sold or otherwise disposed of, the costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized in operating income. See Note 7 Property and Equipment.

The estimated useful lives used in computing depreciation and amortization are as follows:

Estimated Useful Life
Leasehold improvements	Shorter of lease term or asset life
Computer equipment and software	3 - 5 years
Furniture and fixtures	3 - 7 years

Maintenance and repairs are expensed as incurred while improvements that increase the value of the property and extend the useful life are capitalized.

Internally-Developed Software
We capitalize certain costs for the development of internal-use software, including certain payroll, payroll-related costs for employees and consulting services that are directly associated with the software development. These capitalized costs are amortized on a straight-line basis over the expected economic life of the software, generally estimated to be three to six years. The costs related to internally-developed software, net of accumulated amortization, are included in intangible assets on the Consolidated Balance Sheets. Costs associated with preliminary stage activities, training, maintenance and all other post-implementation activities are expensed as incurred. We expense internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities.

Business Combinations
We account for business acquisitions under the acquisition method of accounting, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, and establishes the acquisition date as the fair value measurement point. Accordingly, we recognize assets acquired and liabilities assumed in business combinations, including contingent

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)
assets and liabilities and noncontrolling interests in the acquiree, based on fair value estimates as of the date of acquisition. We recognize and measure goodwill, if any, as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

Pushdown accounting establishes a new basis for the assets and liabilities of an acquired company based on a “pushdown” of the acquirer’s stepped-up basis to the acquired company in connection with a change-in-control event. We elected to apply pushdown accounting in the reporting period in which the change-in-control event occurred. The decision to apply pushdown accounting is irrevocable. The election of pushdown accounting required the recognition of the new basis of accounting established for the individual assets and liabilities of Remedy Partners as of the date New Mountain Capital acquired Remedy. Goodwill was calculated and recognized consistent with business combination accounting, resulting in the pushdown of $408.4 in goodwill as of December 31, 2019.

Recoverability of Goodwill
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination which are not individually identified and separately recognized. We review goodwill for impairment annually or when a triggering event occurs that could indicate a potential impairment. We perform the annual goodwill impairment test for both of our reporting units during the fourth quarter.

We are permitted to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment can support the conclusion that it is more likely than not that the fair value of a reporting unit is greater than its carrying value amount, then we would not need to perform the quantitative impairment test. If the qualitative assessment cannot support such a conclusion, or we do not elect to perform the qualitative assessment, then we perform a quantitative assessment and compare the fair value of the reporting unit to its carrying value, including goodwill. We estimate the fair value of each of our reporting units using either an income approach, a market valuation approach, a transaction valuation approach or a blended approach. We recognize an impairment charge equal to the excess, if any, of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

Recoverability of Intangible Assets and Other Long-Lived Assets Subject to Amortization
Intangible assets with definite lives subject to amortization include customer relationships, acquired and capitalized software and trade names. Intangible assets are initially recorded at fair value and are amortized on a basis consistent with the timing and pattern of expected cash flows used to value the intangible asset, generally on a straight-line basis over the estimated useful life. Amortization expense is included in depreciation and amortization on the Combined-Consolidated Statements of Operations.

We review the carrying value of long-lived assets or groups of assets, including property and equipment, internally-developed software costs and intangible assets, to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We assess the recoverability of an asset or group of assets by determining whether the carrying value of the asset or group of assets exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the asset or the primary asset in the group of assets. If such testing indicates the carrying value of the asset or group of assets is not recoverable, we estimate the fair value of the asset or group of assets using various valuation methodologies, including discounted cash flow models, and quoted market values, as necessary. If the fair value of those assets or groups of assets is less than the carrying value, we record an impairment loss equal to the excess of the carrying value over the estimated fair value. See Note 9 Intangible Assets for details of impairment losses recognized during the years ended December 31, 2020, 2019 and 2018.

Revenue Recognition
We adopted ASC 606 Revenue from Contracts with Customers (“ASC 606”) on January 1, 2019. Under ASC 606, we recognize revenue as the control of promised services is transferred to our customers and we generate all of our revenue from contracts with customers. The amount of revenue recognized reflects the consideration to which we expect to be entitled in exchange for these services. The measurement and recognition of revenue requires us to make certain judgments and estimates. See Note 6 Revenue Recognition for further details.

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)
Service Expense
Service expense represents direct costs associated with generating revenue. These costs include fees paid to clinicians for performing evaluations, clinician travel expenses, the total cost of payroll, related benefits and other personnel expenses for employees in roles that serve to provide direct revenue generating services to customers. Additionally, service expense also includes costs related to the use of certain professional service firms, member engagement expenses, coding expenses and certain other direct costs. Service expense does not include depreciation and amortization, which is stated separately in the Combined-Consolidated Statements of Operations.

Selling, General and Administrative (“SG&A”)
SG&A includes the total cost of payroll, related benefits and other personnel expense for employees who do not have a direct role associated with revenue generation including those involved with developing new service offerings. SG&A expenses include all general operating costs including, but not limited to, rent and occupancy costs, telecommunications costs, information technology infrastructure costs, technology development costs, software licensing costs, advertising and marketing expenses, recruiting expenses, costs associated with developing new service offerings and expenses related to the use of certain subcontractors and professional services firms. SG&A expenses do not include depreciation and amortization, which is stated separately in the Combined-Consolidated Statements of Operations.

Advertising and Marketing Costs
Advertising and marketing costs are included in SG&A expenses and are expensed as incurred. Advertising and marketing costs totaled $1.7, $3.3 and $0.8 for the years ended December 31, 2020, 2019 and 2018, respectively.

Accounting for Leases
We lease various property and equipment. Amortization of assets accounted for as capital leases is computed utilizing the straight-line method over the shorter of the remaining lease term or the estimated useful life.

All other leases, primarily facility leases, are accounted for as operating leases. Rent expense for operating leases, which may have rent escalation provisions or rent holidays, is recorded on a straight-line basis over the noncancellable lease period. The difference between rent expensed and rent paid is recorded as deferred rent. Lease incentives received from landlords are recorded as a deferred rent credit and amortized to rent expense over the term of the lease. Deferred rent is included in other noncurrent liabilities and accounts payable and accrued expenses on the Consolidated Balance Sheet.

We recognize a liability for a cost associated with a lease exit or disposal activity when such obligation is incurred and we initially measure this liability at its fair value in the period in which it is incurred. We estimate the fair value at the cease-use date of the operating leases as the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property, even where we do not intend to enter into a sublease. Estimating certain lease exit costs involves subjective assumptions, including the time it would take to sublease the leased location and the related potential sublease income.

Income Taxes
We account for income taxes using the asset and liability method. The current and deferred tax consequences of a transaction are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or receivable currently or in future years. Deferred income taxes are provided for on temporary differences between the income tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are subject to a valuation allowance to reduce them to their net realizable value, on a more-likely-than-not basis.

We are organized as a Delaware limited liability company. Therefore, federal taxes are paid at the member level rather than at the Company level. Following the Reorganization Transactions, because Signify Health became a member of Cure TopCo, it will pay federal taxes in respect of the income allocated to it. In addition, LLCs may be subject to income tax in certain states and other jurisdictions. These taxes, if applicable, are paid by us and included in income tax expense. PatientBlox, which became a wholly-owned subsidiary in November 2020, is organized as a C Corporation and is subject to federal and state taxes.

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)
We may recognize tax liabilities when, despite our belief that its tax return positions are supportable, we believe that certain positions may not be fully sustained upon review by the tax authorities. Benefits from tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences impact income tax expense in the period such determination is made.

At the time of the Remedy Combination, Remedy Partners was converted from a Delaware corporation to a Delaware limited liability company after a series of transactions pursuant to which New Remedy Corp. became the sole equity holder of Remedy Partners. New Remedy Corp. then contributed 100% of the equity interests of Remedy Partners to us in exchange for Series A Preferred Units of ours. Certain federal and state tax attributes that previously related to Remedy Partners became attributes of New Remedy Corp. For presentation purposes, the tax treatment was as if New Remedy Corp. existed and held these tax attributes for the entire year ended December 31, 2019.

We recognize interest and penalties related to income taxes as a component of income tax expense.

Equity-Based Compensation
We recognize equity-based compensation for all equity-based awards granted to employees based on the grant date fair value of the award. The resulting compensation expense is generally recognized on a straight-line basis over the requisite service period. Forfeitures are recorded as they occur.

The determination of equity-based compensation expense related to profits interests is calculated based on an option pricing model as of the grant date. The determination of equity-based compensation expense related to stock options in New Remedy Corp is calculated using a Black-Scholes option pricing model and is affected by the estimated share price, volatility over the expected term of the awards, expected term, risk free interest rate and expected dividends.

Certain of the profits interests are subject to performance-vesting criteria, as set forth in the applicable award agreement. The vesting of the profits interests that are subject to performance-based vesting criteria is also generally dependent upon the participant’s continued employment. The criteria associated with the performance-vesting criteria, as defined in the applicable award agreements, is not probable as assessed at the end of each reporting period. As such, we have not recorded any equity-based compensation expense related to the portion of the equity awards that is subject to performance-based vesting criteria.

Customer Equity Appreciation Rights
In December 2019 and September 2020, we entered into equity appreciation rights (EAR) agreements with one of our customers. Although the initial EAR agreement was executed in December 2019, the service period did not begin until 2020 and, therefore, there was no impact on our results of operations until 2020.

The initial grant date fair value of the EARs are estimated in a similar manner, subject to the same management assumptions, as described for equity-based compensation (See Note 14 Members’ Equity) as the EARs are a form of equity-based award. However, since the EARs are granted to a customer, they are also subject to accounting guidance for revenue recognition. Accordingly, their initial grant date fair values are recorded as a reduction to the transaction price over the service period for the associated customer’s in-home evaluations (“IHE”) services. Forfeitures, if any, as a result of annual purchase commitments not being met, will be recognized as revenue in the period the forfeiture occurs.

As the awards will ultimately be settled in cash, they are classified as noncurrent liabilities with estimated changes in fair market value recorded each accounting period based on management’s current assumptions related to the underlying valuation approaches. These changes in fair market value are recorded in other (income) expense, net on the Combined-Consolidated Statement of Operations. As of December 31, 2020, cash settlement was not considered probable, due to the change in control and liquidity provisions of each EAR.

Loss Per Unit
Net loss per unit is computed using the "two-class" method which requires net loss to be allocated between common member units and participating securities based on their respective right to receive distributions as if all income for

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)
the period had been distributed. All of our member units are participating securities as each class has the right to participate in distributions of the Company on a pro rata basis. Under the two-class method, basic net loss per unit is computed by dividing the net loss attributable to each respective class by the weighted average number of member units outstanding for the period. Net losses are allocated to both the preferred unitholders and the common unitholders in accordance with our LLC Agreement, which includes an obligation for all unitholders to share in our net losses in certain circumstances. In accordance with our LLC Agreement, under certain operating conditions, Class A preferred units could receive an additional distribution per member unit. Because this distribution is contingent on a liquidation event or operating metrics that have not yet occurred, it is not determined to be probable and has not been considered in the calculation of loss per unit. There were no dilutive securities in 2020, 2019, and 2018, and therefore, the basic and diluted loss per unit have been presented together.

Debt Issuance Costs
Debt issuance costs incurred in connection with our borrowings are being presented as a reduction of debt and are amortized through interest expense using the effective interest rate method over the expected life of the related debt instruments.

Fair Value Measurement
We disclose the fair value of financial instruments based on the following fair value hierarchy:

•Level 1 — Quoted prices in active markets for identical assets or liabilities

•Level 2 — Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability

•Level 3 — Inputs that are unobservable for the asset or liability based on our evaluation of the assumptions market participants would use in pricing the asset or liability

We may be required to pay additional consideration in relation to certain acquisitions based on certain future events. Acquisition-related contingent consideration is initially measured and recorded at fair value as an element of consideration paid in connection with an acquisition with subsequent adjustments recognized in SG&A expense in the Combined-Consolidated Statements of Operations. We determine the fair value of acquisition-related contingent consideration, and any subsequent changes in fair value using a discounted probability-weighted approach. This approach takes into consideration Level 3 unobservable inputs including probability assessments of expected future cash flows over the period in which the obligation is expected to be settled and applies a discount factor that captures the uncertainties associated with the obligation. Changes in these unobservable inputs could significantly impact the fair value of the obligation recorded in the accompanying Combined-Consolidated Financial Statements.

We have entered into EAR agreements with one of our customers which will ultimately be settled in cash. The EARs were initially measured and recorded at fair value with subsequent adjustments recognized in other (income) expense, net. We determine the fair value of the EARs quarterly based on the Monte Carlo valuation technique which takes into consideration Level 3 unobservable inputs. Changes in these unobservable inputs could significantly impact the fair value of the obligation recorded in the accompanying Combined-Consolidated Financial Statements.

Recent Accounting Pronouncements

Recently Adopted

In May 2014, FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASC 606”). The new revenue recognition standard provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance was effective for nonpublic companies for annual periods beginning after December 15, 2018 and is applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We used the modified retrospective method to adopt the new revenue recognition guidance on January 1, 2019. Adoption of the new standard did not have a material impact

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)
to our revenue recognition, with approximately $0.2 recognized as a cumulative impact increase in accumulated deficit upon adoption. Remedy Partners adopted this new accounting guidance effective January 1, 2019, prior to our acquisition of Remedy Partners and its inclusion in our Combined-Consolidated Financial Statements. This new guidance did have a material impact on the timing of revenue recognition for Remedy Partners.

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The amendments in ASU 2018-07 expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. We elected to early adopt this new guidance for interim periods in 2020 with no significant impact to our financial statements.

In November 2019, the FASB issued ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements – Share-Based Consideration Payable to a Customer (“ASU 2019-08”). ASU 2019-08 requires that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718. The grant date is the date at which a grantor (supplier) and a grantee (customer) reach a mutual understanding of the key terms and conditions of a share-based payment award. ASU 2019-08 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. We elected to early adopt this new guidance for interim periods in 2020, which had an impact on the customer EAR agreements. The initial grant date fair value of the EAR agreements is being recorded as a reduction of the transaction price beginning in 2020. See Note 17 Commitments and Contingencies.

Pending Adoption

We are an “emerging growth company” under the Jumpstart Our Business Startups Act (“JOBS Act”). Pursuant to the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by FASB or the Securities and Exchange Commission (“SEC”) either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We intend to take advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies. The effective dates below are the effective dates we expect to adopt the new accounting pronouncements, which are those permitted for a company that is not an issuer.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which requires lessees to recognize leases on the balance sheet by recording a right-of-use asset and lease liability. This guidance is effective for non-public entities for annual reporting periods beginning after December 15, 2021. Early adoption is permitted. We are currently assessing the impact of this guidance on the Combined-Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”) which introduced the current expected credit losses methodology for estimating allowances for credit losses. ASU 2016-13 applies to all financial instruments carried at amortized cost and off-balance-sheet credit exposures not accounted for as insurance, including loan commitments, standby letters of credit, and financial guarantees. The new accounting standard does not apply to trading assets, loans held for sale, financial assets for which the fair value option has been elected, or loans and receivables between entities under common control. ASU 2016-13 is effective for non-public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact of this new guidance on our financial statements.
3.The COVID-19 Pandemic

During the first quarter of 2020, the COVID-19 outbreak rapidly evolved. In our Home & Community Services segment, IHEs were only moderately impacted during the first quarter of 2020. However, at the end of the first quarter of 2020, we temporarily suspended conducting IHEs. At the same time, we launched a new service, offering health plan customers a “virtual” health assessment (“vIHE”) to be supplemented, where possible, with a confirmatory IHE later in the year. Certain of our Home & Community Services health plan customers agreed to this

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)
new service, which we began providing on April 2, 2020. CMS provided temporary approval of this service in early April 2020 and the approval is currently still in place. As a result of these actions, more than 90% of health evaluations during the second quarter 2020 were vIHEs. In July 2020, we began to return to IHEs. For the third quarter of 2020, the number of health risk assessments that were being performed on an in-home basis, had returned to historic levels and we continued this trend in the fourth quarter with the absolute volume of IHEs exceeding historic levels. We established personal protective equipment protocols with our major customers in order to achieve this return to IHEs. We, together with our customers, continue to monitor the changing situation with COVID-19 cases on a state-by-state basis and in light of the ongoing vaccine roll out.

Within the Episodes of Care Services segment, we observed some evidence of reduced volumes of episodes of care as a result of the cancellation of elective surgeries in the final two weeks of the first quarter of 2020. Due to the nature of the BPCI-A program, however, there is a significant lag between us performing our services and CMS reporting the final outcomes of those services and as such there was not an immediate impact to our revenue in 2020.

In the third quarter and in response to the COVID-19 pandemic, CMS announced healthcare providers may continue in the BPCI-A program with no change or they allowed healthcare providers an exception to previous rules of the program with the election of two options for 2020:

•Healthcare providers may choose to eliminate upside and downside risk by excluding all episodes from reconciliation; or
•Healthcare providers may choose to exclude from reconciliation those episodes with a COVID-19 diagnosis during the episode.

Healthcare providers were required to make their elections by the end of the third quarter 2020. We worked directly with our partners to help in the assessment of which bundles may be dropped. The results of these elections made by the providers reduced the total number of episodes we managed during 2020 and for a part of 2021, and therefore reduced program size. While these provider elections will temporarily reduce program size in the near term, this impact is partially offset by a higher savings rate achieved as a result of certain underperforming episodes being dropped. Subsequently, CMS announced that all episodes in 2021 with a COVID-19 diagnosis would be automatically excluded from reconciliation, which will further reduce program size for all of 2021.

We also note that by virtue of the passage of time between when we perform our services and the confirmation of results and subsequent cash settlement by CMS, COVID-19 did not have an impact on the cash we received from CMS during 2020 as both payments related to pre-COVID19 performance. We expect to receive our next cash payment from CMS in the first quarter of 2021 which will reflect the initial impact of COVID-19 on our business as described above.

During the fourth quarter of 2020 and into January 2021, the daily average number of new cases of COVID-19 increased once again. Rates began to decline quite significantly in February 2021, partly related to the federal roll out of the vaccine. We continue to monitor trends related to COVID-19 and their impact on our business, results of operations and financial condition.
4.Business Combinations

PatientBlox Acquisition

On November 18, 2020, we acquired PatientBlox, Inc., a technology company with expertise in applying distributed ledger technology in healthcare. The acquisition will accelerate our prospective provider payment capabilities for episodes of care, supporting our commitment to advance value-based care through novel payment and risk arrangements. We paid cash consideration of $15.1, subject to certain adjustments. Up to an additional $15.0 of cash consideration may be paid in the third quarter of 2021 and up to an additional $5.0 of cash consideration may be paid in the third quarter of 2022, in each case contingent upon completion of certain milestones. The fair value of the contingent consideration arrangement as of the acquisition date is $15.2, which was estimated using a probability weighted average present value of the future payments. Therefore, we recognized $30.3 of total consideration at the acquisition date. As of December 31, 2020, the amount recognized for the contingent consideration arrangement, the range of outcomes, and the assumptions used to develop the estimates have not changed.

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)

We allocated the purchase price to the identifiable net assets acquired, based on the estimated fair values at the date of acquisition. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities was recorded as goodwill. Goodwill represents the value of the acquired assembled workforce and specialized processes and procedures as well as the opportunity for new customers, none of which qualify as separate intangible assets. All of the goodwill was assigned to our ECS segment. None of the goodwill is expected to be deductible for tax purposes.

We determined the estimated fair values of intangible assets acquired using estimates of future discounted cash flows to be generated by the business over the estimated duration of those cash flows. We base the estimated cash flows on projections of future revenue, operating expenses, capital expenditures, working capital needs and tax rates. We estimated the duration of the cash flows based on the projected useful lives of the assets acquired. The discount rate was determined based on specific business risk, cost of capital and other factors.

The table below presents the preliminary fair value of net assets acquired as of the acquisition date:

Restricted cash	$0.4
Intangible assets	13.9
Total identifiable assets acquired	14.3
Deferred tax liability	1.9
Total liabilities assumed	1.9
Net identifiable assets acquired	12.4
Goodwill	17.9
Total of assets acquired and liabilities assumed	$30.3

The $13.9 of acquired intangible assets is wholly-comprised of acquired software (5-year useful life).

The acquisition was not material to our Combined-Consolidated Statements of Operations. Therefore, pro forma results of operations related to this acquisition have not been presented. The financial results of PatientBlox have been included in our Combined-Consolidated Financial Statements since the date of the acquisition.

Remedy Partners Acquisition

On January 15, 2019, affiliates of New Mountain Capital acquired a controlling interest in Remedy Partners for $405.0 in cash at which point we and Remedy Partners were considered to be under common control. The total enterprise value purchase consideration of the transaction was determined to be $664.0. We allocated the purchase price to the identifiable net assets acquired, based on the estimated fair values at the date of acquisition. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities was recorded as goodwill. Goodwill represents the value of the acquired assembled workforce, specialized processes and procedures and operating synergies, none of which qualify as separate intangible assets.

We determined the estimated fair values of intangible assets acquired using estimates of future discounted cash flows to be generated by the business over the estimated duration of those cash flows. We base the estimated cash flows on projections of future revenue, operating expenses, capital expenditures, working capital needs and tax rates. We estimated the duration of the cash flows based on the projected useful lives of the assets acquired. The discount rate was determined based on specific business risk, cost of capital and other factors.

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)
The table below presents the fair value of net assets acquired and pushed down as of the acquisition date:

Cash	$114.7
Accounts receivable	89.2
Contract assets	112.8
Prepaid expenses and other current assets	3.7
Restricted cash	21.3
Property and equipment	6.6
Other assets	0.8
Intangible assets	167.0
Total identifiable assets acquired	516.1
Accounts payable and accrued liabilities	161.6
Contract liabilities	60.3
Other current liabilities	8.2
Deferred tax liabilities	30.4
Total liabilities assumed	260.5
Net identifiable assets acquired	255.6
Goodwill	408.4
Total of assets acquired and liabilities assumed	$664.0

The $167.0 of acquired intangible assets include customer relationships of $118.0 (weighted average useful life of 9 years), acquired software of $43.0 (5-year useful life) and a tradename of $6.0 (5-year useful life). The tradename was subsequently impaired following our rebranding upon the Remedy Partners Combination during the fourth quarter of 2019, See Note 9 Intangible Assets.

Accounts payable and accrued liabilities assumed includes $83.8 related to an excess cash distribution that was paid to the sellers of Remedy Partners in May 2019, in accordance with the terms of the purchase agreement.

None of the goodwill is deductible for tax purposes. At the time of the Remedy Partners Combination in November 2019, Remedy Partners was contributed as a limited liability company after a series of transactions in a tax-free transaction. As such, all tax attributes, including $3.9 of current tax liabilities included in other current liabilities above and $30.4 of deferred tax liabilities previously related to Remedy Partners are maintained at the New Remedy Corp. level (parent holding company). For presentation purposes, the tax treatment was as if New Remedy Corp. existed and held the tax attributes for the entire year ended December 31, 2019.

The acquisition resulted in common control by New Mountain Capital. As such, the financial results of Remedy Partners have been combined with our financial results and included in the Combined-Consolidated Financial Statements since the date of acquisition. At the time of the Remedy Partners Combination in November 2019, the financial results were consolidated with the financial results of the other entities of the Company. Total revenue and net loss of $107.8 and $32.3, respectively, related to Remedy Partners is included in the Combined-Consolidated Statements of Operations for the year ended December 31, 2019.

TAV Health Acquisition

On March 13, 2019, we acquired 100% of the outstanding equity of TAV Health. The purchase price was $55.0, comprised of $28.9 in cash and the issuance of 130,525 of our former Class A Common Units. We allocated the purchase price to the identifiable net assets acquired, based on the estimated fair values at the date of acquisition. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities was recorded as goodwill. Goodwill represents the value of the acquired assembled workforce, specialized processes and procedures and operating synergies, none of which qualify as separate intangible assets.

We determined the estimated fair values of intangible assets acquired using estimates of future discounted cash flows to be generated by the business over the estimated duration of those cash flows. We base the estimated cash flows on projections of future revenue, operating expenses, capital expenditures, working capital needs and tax rates.

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)
We estimated the duration of the cash flows based on the projected useful lives of the assets acquired. The discount rate was determined based on specific business risk, cost of capital and other factors.

The table below presents the fair value of net assets acquired at the date of acquisition:

Cash	$0.1
Accounts receivable	0.3
Prepaid expenses and other current assets	0.2
Other assets	0.1
Property and equipment	0.3
Intangible assets	8.2
Total identifiable assets acquired	9.2
Accounts payable and accrued liabilities	0.1
Other current liabilities	2.0
Total liabilities assumed	2.1
Net identifiable assets acquired	7.1
Goodwill	47.9
Total of assets acquired and liabilities assumed	$55.0

The $8.2 of acquired intangible assets is comprised of acquired software of $7.7 (6-year useful life) and customer relationships of $0.5 (14-year useful life).

None of the goodwill is expected to be deductible for tax purposes.

The acquisition was not material to our Combined-Consolidated Statements of Operations. Therefore, pro forma results of operations related to this acquisition have not been presented. The financial results of TAV Health have been included in our Combined-Consolidated Financial Statements since the date of the acquisition.
5.Variable Interest Entities

We consolidate our affiliates when we are the primary beneficiary. The primary beneficiary of a Variable Interest Entity (“VIE”) is the party that has both the decision-making authority to direct the activities that most significantly impact the VIE’s economic performance and the right to absorb losses or receive benefits that could potentially be significant to the VIE. Consolidated VIEs at December 31, 2020 and 2019 include one and two physician practices, respectively, that require an individual physician to legally own the equity interests as certain state laws and regulations prohibit non-physician owned business entities from practicing medicine or employing licensed healthcare providers. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the losses from and direct activities of these operations. As a result, these VIEs are consolidated and any non-controlling interest is not presented. Recourse of creditors to these VIEs is limited to the assets of the VIE entities, which total $1.8 and $2.5 at December 31, 2020 and 2019, respectively.

In February 2019, we sold a VIE, Principium LLC and Medical Service Professionals of New Jersey PLC, to Clover Health LLC for $1.2 and recognized a gain on the disposition of assets of $1.1, which is included in SG&A expenses on the Combined-Consolidated Statements of Operations.

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)
The carrying amount and classification of the VIEs’ assets and liabilities included in the Consolidated Balance Sheets as of December 31, 2020 and 2019, net of intercompany amounts, are as follows:

	December 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$1.8	$0.1
Accounts receivable, net	—	2.4
Total current assets	1.8	2.5

Total assets	$1.8	$2.5

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	0.1	—
Total current liabilities	0.1	—

Total liabilities	0.1	—

Company capital	(0.7)	(0.1)
Retained earnings	2.4	2.6
Total equity	1.7	2.5

Total liabilities and equity	$1.8	$2.5
6.Revenue Recognition

Disaggregation of Revenue
We earn revenue from our two operating segments, Home & Community Services and Episodes of Care Services, under contracts that contain various fee structures. Through our Home & Community Services segment, we offer health evaluations performed either within the patient’s home, virtually or at a healthcare provider facility primarily to Medicare Advantage health plans (and to some extent, Medicaid). Additionally, we offer certain diagnostic screening and other ancillary services and through our Signify Community solution, we offer services to address healthcare concerns related to social determinants of health. Through our Episodes of Care Services segment, we primarily provide services designed to improve the quality and efficiency of healthcare delivery by developing and managing episodic payment programs in partnership with healthcare providers, primarily under the BPCI-A program with CMS. Additionally, we provide certain complex care management services. All of our revenue is generated in the United States.

We are dependent on a concentrated number of payors and provider partners with whom we contract to provide our services, See Note 20 Concentrations.

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)
The following table summarizes disaggregated revenue from contracts with customers for the years ended December 31, 2020, 2019 and 2018 by source of revenue, which we believe best presents the nature, amount and timing of revenue.

	Year ended December 31,
	2020	2019	2018
Evaluations	$441.4	$369.6	$310.0
Other	9.2	7.4	—
Home & Community Services Total Revenue	450.6	377.0	310.0
Episodes	149.3	107.8	—
Other	10.7	17.0	27.9
Episodes of Care Services Total Revenue	160.0	124.8	27.9
Combined-Consolidated Revenue Total	$610.6	$501.8	$337.9

Performance Obligations
The unit of measure under ASC 606 is a performance obligation, which is a promise in a contract to transfer a distinct or series of distinct goods or services to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

Our customer contracts have either (1) a single performance obligation as the promise to transfer services is not separately identifiable from other promises in the contracts and is, therefore, not distinct; (2) a series of distinct performance obligations; or (3) multiple performance obligations, most commonly due to the contract covering multiple service offerings. For contracts with multiple performance obligations, the contract’s transaction price is allocated to each performance obligation on the basis of the relative standalone selling price of each distinct service in the contract.

Home & Community Services
Home & Community Services revenue primarily consists of IHEs and related services, categorized as evaluations and other.

Revenue generated from IHEs relates to the assessments performed either within the patient’s home, virtually or at a healthcare provider facility as well as certain in-home clinical evaluations performed by our mobile network of providers.

Revenue is recognized when the IHEs are submitted to our customers on a daily basis. Submission to the customer occurs after the IHEs are completed and coded, a process which may take one to several days after completion of the evaluation. The pricing for the IHEs is generally based on a fixed transaction fee, which is directly linked to the usage of the service by the customer during a distinct service period. Customers are invoiced for evaluations performed each month and remit payment accordingly. Each IHE represents a single performance obligation for which revenue is recognized at a point-in-time when control is transferred to the customer upon submission of the completed and coded evaluation.

See Note 17 Commitments and Contingencies for detail on the Customer Equity Appreciation Rights, which reduces the underlying transaction price, and therefore revenue.

The remaining sources of revenue in our Home & Community Services segment, which relate to ancillary diagnostic and evaluative services we provide, are recognized over time as the performance obligations are satisfied and are primarily based on a fixed fee. Therefore, they do not require estimates and assumptions by management.

Episodes of Care Services
The episodes solutions we provide in our Episodes of Care Services segment are an integrated set of services which represent a single performance obligation in the form of a series of distinct services. This performance obligation is

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)
satisfied over time as the various services are delivered. We primarily offer our services to customers under the BPCI-A program.

Under the BPCI-A program, we act in a convener capacity, as defined by CMS, for most of our customer contracts, with the exception of a few customer contracts whereby we act in a non-convener capacity. Under the BPCI-A program, we recognize the revenue attributable to episodes reconciled during each six-month episode performance measurement period over a 13-month performance obligation period that commences in the second or fourth quarter of each year, depending on the relevant contract with our provider partners. The 13-month performance obligation period begins at the start of the relevant episodes of care and extends through the receipt or generation of the semiannual reconciliation for the relevant performance measurement period, as well as the provision and explanation of statements of performance to each of our customers. The transaction price is 100% variable and therefore we estimate an amount in which we expect to be entitled to receive for each six-month episode performance measurement period over a 13-month performance obligation period.

For each partner agreement, the fees are generally two-fold, an administrative fee, which is based on a stated percentage of program size and is paid out of savings, and a defined share of program savings or losses, if any. In order to estimate this variable consideration, management estimates the expected program size as well as the expected savings rate for each six-month episode performance measurement period. The estimate is performed both at the onset of each performance measurement period based on information available at the time and at the end of each reporting period. In making the estimate, we consider inputs such as the overall program size which is defined by the historic cost multiplied by the frequency of occurrence of defined episodes of care. Additionally, we estimate savings rates by using data sources such as historical trend analysis together with indicative data of the current volume of episodes.

We adjust our estimates at the end of each six-month performance measurement period, generally in the second and fourth quarter each year, and may further adjust at the end of each reporting period to the extent new information indicates a change is required. We apply a constraint to the variable consideration estimate in circumstances where we believe the claims data received is incomplete or inconsistent, so as not to have the estimates result in a significant revenue reversal in future periods. Although our estimates are based on the information available to us at each reporting date, several factors may cause actual revenue earned to differ from the estimates recorded in each period. These include, among others, limited historical experience as the current BPCI-A program only commenced in the fourth quarter of 2018, CMS-imposed restrictions on the definition of episodes and benchmark prices, provider partner participation, the impacts of the COVID-19 pandemic in 2020 and other limitations of the program beyond our control.

The overall goal of the BPCI-A program is to generate savings relative to CMS benchmark prices. In return for participating in the program, we and our customers can share in savings or losses generated compared to the CMS benchmark prices, and those savings or losses are then shared with customers in accordance with the terms of our customer contracts. The customer’s share of the total savings represents consideration payable to customers and therefore is a reduction of the transaction price. We receive payment semi-annually from CMS for our customers in which we act as a convener or directly from our non-convener customers.

The remaining sources of revenue in our Episodes of Care Services segment are recognized over time when, or as, the performance obligations are satisfied and are primarily based on a fixed fee or per member per month fee. Therefore, they do not require significant estimates and assumptions by management.

During the year ended December 31, 2020, we recognized approximately $9.1 of revenue representing changes in estimates related to variable consideration upon receipt and analysis of reconciliations from CMS in 2020 related to performance obligations satisfied in the year ended December 31, 2019. In addition, during the year ended December 31, 2020, we recorded approximately $13.2 related to a cumulative catch up of a change in estimated transaction price upon the satisfaction of the performance obligations. The aforementioned revenue amounts recorded in 2020 include amounts received from CMS for the first time on the reconciliation received during the fourth quarter of 2020 related to certain quality measures, which in subsequent periods will be included in the estimated savings rate used to record revenue each period. During the year ended December 31, 2020, we also recorded approximately $9.2 of revenue related to changes in estimates for performance obligations in process based

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)
on new information received primarily related to the impact of COVID-19 on program size and related CMS imposed changes offered to providers.

During the year ended December 31, 2020, we recorded revenue of $3.3 related to a one-time termination fee associated with a customer in the Episodes of Care Services segment upon termination of the contract.

During the year ended December 31, 2020, we terminated a contract with a customer in our Episodes of Care Services segment, representing approximately 5% of our total revenue for the year ended December 31, 2019 in connection with a contractual dispute. Effective July 2020, we entered into an advisory services agreement with the customer to assist the customer with its ongoing participation in the BPCI-A program through December 31, 2023.

During the year ended December 31, 2019, we recognized $2.1 of revenue representing changes in estimates related to variable consideration upon receipt and analysis of reconciliations from CMS in 2019 related to performance obligations satisfied in the year ended December 31, 2018. In addition, during the year ended December 31, 2019, we also recorded approximately $2.0 related to a cumulative catch up of a change in estimated transaction price upon the satisfaction of the performance obligations.

Related Balance Sheet Accounts
The following table provides information about accounts included on the Consolidated Balance Sheet as of December 31, 2020 and 2019.

	December 31, 2020			December 31, 2019
	Episodes of Care Services	Home & Community Services	Total	Episodes of Care Services	Home & Community Services	Total
Assets
Accounts receivable, net (1)	$183.3	$87.3	$270.6	$125.1	$43.0	$168.1
Contract assets (2)	$27.8	$—	$27.8	$38.3	$—	$38.3
Liabilities
Shared savings payable (3)	$80.8	$—	$80.8	$58.2	$—	$58.2
Contract liabilities (4)	$4.8	$1.4	$6.2	$3.1	$—	$3.1
Deferred revenue (5)	$2.4	$1.4	$3.8	$—	$1.2	$1.2

(1)Accounts receivable, net for Episodes of Care Services included $145.6 due from CMS as of December 31, 2020 primarily related to the third reconciliation period of the BPCI-A program. The remaining amount of accounts receivable for both Episodes of Care Services and Home & Community Services represent amounts to be received from customers. As a result of the COVID-19 pandemic, there was a temporary shift in the performance of IHEs to later in the year, resulting in high IHE volume during the fourth quarter 2020, in turn resulting in an increase to the accounts receivable for Home & Community Services customers.
(2)Contract assets represents management’s estimate of amounts we expect to receive under the BPCI-A program related to the next two reconciliation periods. As of December 31, 2020, contract assets cover episodes of care for the period April 2020 through March 2021. Estimates for program size and savings rate are based on information available as of the date of the financial statements. We record an estimate of revenue related to these performance obligations over the 13-month period starting in the period the related episodes of care commence and through the estimated receipt of the semi-annual CMS reconciliation file. Any changes to these estimates based on new information will be recorded in the period such information is received. Total savings generated and revenue earned for the episodes of care in which the contract asset recorded as of December 31, 2020 relates to, will be included in the semi-annual reconciliation expected from CMS during the second quarter of 2021. The decrease in contract assets from December 31, 2019 to December 31, 2020 is primarily driven by a lower program size driven by the COVID-19 pandemic partially offset by an increase in estimated savings rate.

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)
(3)Total shared savings payable is included in accounts payable and accrued expenses on the Consolidated Balance Sheets. Shared savings payable for Episodes of Care Services included $6.8 due to CMS as of December 31, 2020, which represented management’s estimate of total fees that were constrained related to the third reconciliation period of the BPCI-A program. We expect to settle this amount with CMS during the next semi-annual reconciliation period in the second quarter of 2021. Shared savings payable for Episodes of Care Services included $13.3 due to CMS as of December 31, 2019, which represented management’s estimate of total fees that were constrained related to the first reconciliation period of the BPCI-A program. We settled this amount with CMS during the next semi-annual reconciliation period in the second quarter of 2020. Shared savings payable includes $70.4 as of December 31, 2020 primarily related to the third reconciliation, which is expected to be paid to customers related to their portion of savings earned under the BPCI-A program. Additionally, there is $3.5 included in shared savings payable at December 31, 2020, which represents amounts withheld from customers under the BPCI-A program based on contractual withholding percentages. This amount has been received by us from CMS and is held as restricted cash. We expect to remit these amounts to customers at the conclusion of the program, at which time both restricted cash and the liability will be reduced.
(4)Contract liabilities in Episodes of Care segment represent management’s estimate of savings amounts we expect to share with our customers based on contractual shared savings percentages related to the amounts we expect to be entitled to receive under the BPCI-A program related to the next two reconciliation periods and service level agreements with certain customers. As of December 31, 2020, contract liabilities of $4.8 cover episodes of care for the period April 2020 through March 2021. These amounts offset the gross amount we expect to receive for the same period included in contract assets as of December 31, 2020. The increase of $1.7 in contract liabilities from December 31, 2019 to December 31, 2020 is primarily driven by the increase in estimated savings rate and therefore increase in amounts we expect to share with our customers partially offset by a lower program size driven by the COVID-19 pandemic. Contract liabilities in the Home & Community Services segment of $1.4 as of December 31, 2020 represent management’s estimate of potential refund liabilities due to certain clients as a result of certain service levels not being achieved during the contractual periods.
(5)Deferred revenue is included in other current liabilities on the Consolidated Balance Sheets and primarily relates to advance payments received from certain customers.

The table below summarizes the activity recorded in the contract asset and liability accounts for the years ended December 31, 2020 and 2019.

Contract Assets
Balance at January 1, 2019	$—
Acquired in Remedy Partners Acquisition	112.9
Performance obligation completed, converted to accounts receivable	(112.9)
Estimated revenue recognized related to performance obligations satisfied over time	38.3
Balance at December 31, 2019	$38.3
Performance obligation completed, converted to accounts receivable	(154.5)
Estimated revenue recognized related to performance obligations satisfied over time	144.0
Balance at December 31, 2020	$27.8

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)

Contract Liabilities
Balance at January 1, 2019	$—
Assumed in Remedy Partners Acquisition	60.3
Performance obligation completed, converted to shared savings payable	(60.3)
Estimated amounts due to customer related to performance obligations satisfied over time	3.1
Balance at December 31, 2019	$3.1
Performance obligation completed, converted to shared savings payable	(44.1)
Estimated amounts due to customer related performance obligations satisfied at a point-in-time	1.4
Estimated amounts due to customer related to performance obligations satisfied over time	45.8
Balance at December 31, 2020	$6.2

Deferred Revenue
Balance at January 1, 2019	$0.4
Acquired in TAV Health acquisition	1.0
Payments received from customers	2.8
Revenue recognized upon completion of performance obligation	(3.0)
Balance at December 31, 2019	$1.2
Payments received from customers	11.8
Revenue recognized upon completion of performance obligation	(9.2)
Balance at December 31, 2020	$3.8

Shared Savings Payable
Balance at January 1, 2019	$—
Assumed in Remedy Partners Acquisition	65.5
Amounts paid to customer and/or CMS	(129.9)
Amounts due to customer upon completion of performance obligation	122.6
Balance at December 31, 2019	$58.2
Amounts paid to customer and/or CMS	(124.8)
Amounts due to customer upon completion of performance obligation	147.4
Balance at December 31, 2020	$80.8

Other Matters
We do not disclose, as amounts are not material or settled within a short period of time, the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less; (b) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed; or (c) contracts for which the variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation, and the terms of the variable consideration relate specifically to our efforts to transfer the distinct service or to a specific outcome from transferring the distinct service.

As an accounting policy election, sales tax amounts collected from customers on behalf of government entities are not included in the transaction price with customers and any amounts collected are reported net in our financial statements.

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)
7.Property and Equipment

As of December 31, 2020 and December 31, 2019, property and equipment, net were as follows:

	December 31, 2020	December 31, 2019
Leasehold Improvements	$18.5	$11.6
Computer equipment	16.6	10.6
Furniture and fixtures	5.8	5.3
Software	2.4	3.4
Projects in progress	0.3	0.9
Property and equipment, gross	43.6	31.8
Less: Accumulated depreciation and amortization	(18.2)	(12.5)
Property and equipment, net	$25.4	$19.3

Depreciation and amortization expense for property and equipment, inclusive of amounts subsequently written off or disposed from accumulated depreciation, was $7.5, $6.8 and $6.3 for the years ended December 31, 2020, 2019 and 2018, respectively. There was no impairment of property and equipment during the years ended December 31, 2020 or 2019. We incurred an asset impairment charge of $1.0 on property and equipment that was no longer being used for the year ended December 31, 2018, which is included in asset impairment on the Combined-Consolidated Statements of Operations. During the year ended December 31, 2019, we sold approximately $0.3 in property and equipment, included in the gain as discussed in Note 5 Variable Interest Entities.
8.Goodwill

The change in the carrying amount of goodwill for each reporting unit is as follows:

	Home & Community Services	Episodes of Care Services	Total
Balance at January 1, 2019	$122.5	$—	$122.5
Business combinations	47.9	408.4	456.3
Balance at December 31, 2019	$170.4	$408.4	$578.8
Business combinations	—	17.9	17.9
Balance at December 31, 2020	$170.4	$426.3	$596.7

There was no impairment related to goodwill during the years ended December 31, 2020, 2019 or 2018.
9.Intangible Assets

Intangible assets were as follows for the periods presented:

		December 31, 2020			December 31, 2019
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated amortization	Net Carrying Value	Gross Carrying Amount	Accumulated amortization	Net Carrying Value
Customer relationships	3 - 20	$530.5	$(92.9)	$437.6	$530.5	$(56.7)	$473.8
Acquired and capitalized software	3 - 6	123.6	(54.3)	69.3	91.6	(36.9)	54.7
Total		$654.1	$(147.2)	$506.9	$622.1	$(93.6)	$528.5

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)

We capitalized $20.2, $12.9 and $6.5 of internally-developed software costs for the years ended December 31, 2020, 2019 and 2018, respectively.

We recorded an asset impairment charge of $0.8 and $1.5 related to certain acquired and capitalized software during the years ended December 31, 2020 and 2019, respectively, as a result of the discontinued use of the software. This is included in asset impairment on the Combined-Consolidated Statements of Operations.

We recorded an asset impairment charge on a trade name during the year ended December 31, 2019 as a result of the discontinued use of certain trade names due to our rebranding which was announced in December 2019. We performed a quantitative test comparing the fair value of the trade name, as determined by projected cash flows, with the carrying amount. As future cash flows associated with the trade names were zero, we recorded an asset impairment charge of $4.9 for the year ended December 31, 2019, which is included in asset impairment on the Combined-Consolidated Statements of Operations.

We recorded an asset impairment charge on trade names during the year ended December 31, 2018 as a result of the discontinued use of certain trade names due to our rebranding in 2018. We performed a quantitative test comparing the fair value of the trade names, as determined by projected cash flows, with the carrying amount. As future cash flows associated with the trade names were zero, we recorded an asset impairment charge of $16.0 during the year ended December 31, 2018, which is included in asset impairment on the Combined-Consolidated Statements of Operations.

Amortization expense for intangible assets, inclusive of amounts subsequently written off from accumulated amortization, was $54.8, $59.2 and $36.7 for the years ended December 31, 2020, 2019 and 2018, respectively. Expected amortization expense as of December 31, 2020 related to intangible assets, including internal-use software development costs, was as follows:

2021	$57.4
2022	51.3
2023	47.2
2024	35.2
2025	33.8
thereafter	282.0
$506.9
10.Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2020	2019
Shared savings payable	$80.8	$58.2
Accrued payroll and payroll-related expenses	47.1	33.0
Other accrued expenses	19.0	12.4
Accounts payable	0.7	3.5
Total accounts payable and accrued liabilities	$147.6	$107.1

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)
11.Long-Term Debt

Long-term debt was as follows at December 31, 2020 and December 31, 2019:

	December 31,	December 31,
	2020	2019
Revolving Facility	$—	$—
Term Loan	272.5	275.3
2020 Incremental Term Loans	140.0	—
Total debt	412.5	275.3
Unamortized debt issuance costs	(5.5)	(5.9)
Unamortized discount on debt	(5.7)	(2.0)
Total debt, net	401.3	267.4
Less current maturities	(4.2)	(2.8)
Total long-term debt	$397.1	$264.6

On December 21, 2017, Signify entered into a Credit Agreement (the “Credit Agreement”) with an unaffiliated secured lender syndicate. Under the Credit Agreement, Signify incurred a term loan of $260.0 (the “Term Loan”) and a revolving credit facility (the “Revolving Facility”) with a $35.0 borrowing capacity, which could also be used to obtain letters of credit up to $5.0. The maturity date of the Term Loan is December 21, 2024 and the maturity date of the Revolving Facility is December 21, 2022. Signify is required to make amortization payments of 0.25% of the aggregate principal amount of the Term Loan, payable on a quarterly basis.

On December 9, 2019, Signify amended its Credit Agreement to increase the borrowing capacity under the Revolving Facility to $80.0. The borrowing capacity under the Revolving Facility is reduced by outstanding letters of credit; as of December 31, 2020, we had $77.0 available borrowing capacity under the Revolving Facility.

The Credit Agreement is collateralized by substantially all of the assets of Signify and its subsidiaries. The Term Loan and Revolving Facility both have the option of being drawn at the Base Rate plus 3.50% or the Eurocurrency Rate plus 4.50%, subject to two 0.25% stepdowns in the case of the Revolving Facility based on the applicable Consolidated First Lien Net Leverage Ratio. At December 31, 2020 and 2019, the effective interest rate on Term Loan borrowings was 5.50% and 6.44%, respectively.

The Credit Agreement is subject to certain financial and nonfinancial covenants, including a defined Consolidated First Lien Net Leverage Ratio applicable solely to the Revolving Facility. The term loan requires an excess cash flow (“ECF”) payment commencing with and including the period ended December 31, 2018. The prior year’s ECF payment is due within 10 business days after financial statements have been delivered. As our Consolidated First Lien Net Leverage Ratio was below the threshold requiring an ECF payment, there was no ECF payment due in 2020 or 2021. In addition, the Credit Agreement includes negative covenants which restrict Signify and its subsidiaries’ ability, among other things, to incur indebtedness, grant liens, make investments, sell or otherwise dispose of assets or enter into a merger, pay dividends or repurchase stock. As of December 31, 2020, substantially all of Signify Health LLC and its subsidiaries’ net assets were deemed restricted from transfer to the Company. Cure TopCo, LLC, the parent, has no stand-alone operations, including no cash or assets; its only activities relate to owning a controlling interest in its subsidiaries and the issuances of equity as described in Note 14 Members’ Equity. Signify did not make any distributions to the parent during the year ended December 31, 2020 or 2019. As of December 31, 2020 and 2019, we were in compliance with all financial covenants.

On March 12, 2019, we drew $20.0 from the Revolving Facility for the purpose of acquiring Triple Aim Ventures, LLC. On April 23, 2019, the $20.0 was converted to an Incremental Term Loan as allowed under the terms of the Credit Agreement. The Incremental Term Loan is due December 21, 2024. As a result of the Incremental Term Loan, certain lenders were extinguished and replaced with additional term lenders, and we extinguished related deferred financing fees in the amount of $0.2, which is included in interest expense on the Combined-Consolidated Statements of Operations for the year ended December 31, 2019.

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)
On March 18, 2020, we borrowed $77.0 under the Revolving Facility as a precautionary measure to ensure appropriate liquidity as a result of the potential risks associated with COVID-19.

On November 17, 2020, we entered into the fourth amendment to the existing Credit Agreement for $125.0 and on December 7, 2020, we entered into a fifth amendment to the existing Credit Agreement for $15.0 (the “2020 Incremental Term Loans”). The maturity date of the 2020 Incremental Term Loans is December 21, 2024, the same as that of the Term Loan. The 2020 Incremental Term Loans have an interest rate of the Base Rate plus 4.25% for base rate loans or the Eurocurrency Rate plus 5.25% for eurocurrency rate loans. The proceeds of the Incremental Term Loans were used to repay the $77.0 in outstanding borrowings under the Revolving Facility in November 2020, to fund the PatientBlox acquisition described in Note 4 Business Combinations, and for general corporate use. We paid $5.1 in financing fees related to the 2020 Incremental Term Loans. At December 31, 2020, the effective interest rate on the 2020 Incremental Term Loans was 6.25%.

The aggregate principal maturities of long-term debt due subsequent to December 31, 2020 are as follows:

2021	$4.2
2022	4.2
2023	4.2
2024	399.9
$412.5
12.Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis were as follows as of December 31, 2020 and December 31, 2019:

		December 31, 2020
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Cash equivalents	Money market funds	$20.0	$—	$—	$20.0
Customer EAR liability	Customer equity appreciation rights	$—	$—	$21.6	$21.6
Contingent consideration	Consideration due to sellers	$—	$—	$15.2	$15.2

		December 31, 2019
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Cash equivalents	Money market funds	$11.1	$—	$—	$11.1
Contingent consideration	Consideration due to sellers	$—	$—	$39.8	$39.8

There were no transfers between Level 1 and Level 2, or into or out of Level 3 during the years ended December 31, 2020 or 2019.

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)
The changes in Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2020, 2019 and 2018 were as follows:

Contingent Consideration

Balance at January 1, 2018	$38.2
Remeasurement of contingent consideration included in selling, general and administrative expense	0.9
Balance at December 31, 2018	$39.1
Remeasurement of contingent consideration included in selling, general and administrative expense	0.7
Balance at December 31, 2019	$39.8
Remeasurement of contingent consideration included in selling, general and administrative expense	0.2
Payment of contingent consideration	(40.0)
Initial measurement of contingent consideration due to sellers	15.2
Balance at December 31, 2020	$15.2

Customer equity appreciation rights

Balance at January 1, 2020	$—
Grant date fair value estimate recorded as reduction to revenue	12.4
Remeasurement of fair value included in other expense	9.2
Balance at December 31, 2020	$21.6

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows as of December 31, 2020:

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Assumption
Customer equity appreciation rights	$21.6	Monte Carlo	Volatility	55.0%
			Dividend yield	0%
			Risk-free rate	0.11%
			Expected term (years)	1.35

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Discount Rate
Consideration due to sellers	$15.2	Discounted approach	Discount Rate	5.0%

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows as of December 31, 2019:

	Fair Value	Valuation Technique	Significant Unobservable Inputs	Discount Rate
Consideration due to sellers	$39.8	Discounted approach	Discount Rate	2.3%

The fair value of our debt is measured at Level 3 and is determined based on fluctuations in current interest rates, the trends in market yields of debt instruments with similar credit ratings, general economic conditions and other

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)
quantitative and qualitative factors. The carrying value of our debt approximates its fair value as it is variable-rate debt.

The carrying amounts of accounts receivable and accounts payable approximate their fair value because of the relatively short-term maturity of these instruments.
13.Employee Benefit Arrangements

Prior to 2021, we provided two 401(k) retirement savings plans to eligible employees whereby each matched 50% of every dollar contributed up to 6% of an employee’s eligible compensation and, under certain plans, could also make profit sharing contributions at our discretion. As of January 1, 2021, the two separate 401(k) retirement savings plans were combined into one plan with no significant changes to the terms of the plan. For the year ended December 31, 2020, we incurred total contribution expense of $3.6, of which $1.7 is included in service expense and $1.9 is included in SG&A expense on the Combined-Consolidated Statements of Operations. For the year ended December 31, 2019, we incurred total contribution expense of $3.4, of which $1.6 is included in service expense and $1.8 is included in SG&A expense on the Combined-Consolidated Statements of Operations.

In 2018, we provided various 401(k) savings plans to eligible employees whereby we matched either 100% of every dollar contributed up to 3% plus 50% of every dollar contributed up to an additional 2% of an employee’s compensation or we matched 50% of every dollar contributed up to 6% of an employee’s compensation and could also make profit sharing contributions at our discretion. For the year ended December 31, 2018, we incurred total contribution expense of $2.8, of which $1.1 is included in service expense and $1.7 is included in SG&A expense on the Combined-Consolidated Statements of Operations.
14.Member’s Equity

See Note 23 Subsequent Events for details of the reorganization effective in February 2021, in connection with the IPO of Signify Health, Inc.

Membership Units

In connection with the Remedy Partners Combination, our limited liability agreement (“LLC Agreement”) was amended and restated to authorize five classes of equity membership interests in us that were represented by Units: Series A Preferred Units, Series B Preferred Units, Class A Common Units, Class B Common Units, and Class C Common Units. In connection with the consummation of the Remedy Partners Combination, each outstanding Class A Common Unit that was outstanding prior to the Remedy Partners Combination was converted into a Series B Preferred Unit on a one-for-one basis and each Class B Common Unit remained outstanding. Also, in connection with the Remedy Partners Combination, 3,384,543 Series A Preferred Units were issued to New Remedy Corp in exchange for the contribution of $698.3 in net assets and tax attributes to us.

The Series A Preferred Units had voting rights, being entitled to one vote per Series A Preferred Unit and had rights with respect to our profits and losses and distributions from us as set forth in our LLC Agreement. In the context of a liquidation or similar event, the Series A Preferred Units had a preference over other classes of Units, including, in certain circumstances, over the Series B Preferred Units. The preference with respect to the Series A Preferred Units was subject to forfeiture in certain scenarios based on the financial performance of Remedy Partners’ business and also in connection with an initial public offering of us or our successor entity. We did not make any tax or non-tax distributions on behalf of members holding Series A Preferred Units for the years ended December 31, 2020 or 2019.

The Series B Preferred Units had voting rights, being entitled to one vote per Series B Preferred Unit, and had rights with respect to our profits and losses and distributions from us as set forth in our LLC Agreement. In the context of a liquidation or similar event, the Series B Preferred Units had a preference over other classes of Units, including, in certain circumstances, over the Series A Preferred Units. The preference with respect to the Series B Preferred Units was subject to forfeiture in certain scenarios based on the financial performance of Signify’s business and also in connection with an initial public offering of us or our successor entity. We made tax distributions of $7.3, $21.8 and

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)
$18.3 on behalf of members holding Series B Preferred Units (formerly Class A Common Units) for the years ended December 31, 2020, 2019 and 2018, respectively. We did not make any non-tax distributions on behalf of members holding Series B Preferred Units for the years ended December 31, 2020, 2019 or 2018.

The Class A Common Units had voting rights, being entitled to one vote per Class A Common Unit, and had rights with respect to our profits and losses and distributions as set forth in our LLC Agreement. As of December 31, 2020 and 2019, there were no Class A Common Units issued or outstanding.

The Class B Common Units had no voting rights and were intended to be treated as profits interests for federal income tax purposes. Class B Common Units were issued from time to time to be held by Cure Aggregator, a member of our company, on behalf of our employees and other service providers in connection with their respective performance of services for our benefit as designated by our Board of Directors or Compensation Committee. All Class B Common Units were issued pursuant to an award agreement that sets forth a distribution threshold in an amount intended for such Class B Common Units to qualify as profits interests for federal income tax purposes and vesting terms determined by our Board of Directors or Compensation Committee. The distribution thresholds and vesting terms of the Class B Common Units described above were not modified in connection with the Remedy Partners Combination. We made tax distributions in the amount of $0.6 and $0.7 on behalf of members holding Class B Common Units during the year ended December 31, 2020 and 2019, respectively. We did not make any tax distributions on behalf of members holding Class B Common Units for the year ended December 31, 2018.

The Class C Common Units had no voting rights and were intended to be treated as profits interests for federal income tax purposes. Class C Common Units are issued from time to time to be held by Cure Aggregator, on behalf of our employees and other service providers in connection with their respective performance of services for our benefit as designated by our Board of Directors or Compensation Committee. All Class C Common Units were issued pursuant to an award agreement that sets forth a distribution threshold in an amount intended for such Class C Common Units to qualify as profits interests for federal income tax purposes and vesting terms determined by our Board of Directors or Compensation Committee. Class C Common Units were first issued during the year ended December 31, 2020. As of December 31, 2019, no Class C Common Units had been granted by our Board of Directors or Compensation Committee. We made tax distributions of $0.3 on behalf of members holding Class C Common Units during the year ended December 31, 2020.

During the years ended December 31, 2019 and 2018, we repurchased 18,762 and 37,525 former Class A Common Units for $2.4 and $5.0, respectively, related to the termination of two former executives. These repurchases were made at amounts that exceeded the estimated fair market value as of the repurchase date by approximately $0.4 and $0.9 during the years ended December 31, 2019 and 2018, respectively. This excess over fair market value is included in transaction-related expenses in the Combined-Consolidated Statements of Operations.

As described in Note 4 Business Combinations, in March 2019, we issued 130,525 former Class A Common Units, which were subsequently converted to Series B preferred units, as part of the purchase consideration to acquire TAV Health. In September 2020, we entered into an agreement to repurchase the 130,525 Series B preferred units for a total of $54.0. This repurchase was made on October 1, 2020 at amounts that approximated the estimated current fair market value as of the repurchase date.

Incentive Unit Awards and Equity-Based Compensation

In accordance with the LLC Agreement, our Board of Directors granted awards of Class B Common Units and Class C Common Units for the benefit of key employees and service providers. The Board and/or Compensation Committee approved equity-based awards with time-based and performance-based vesting criteria.

Awards of Class B Common Units and Class C Common Units were intended to be profits interest units for federal income tax purposes as described above. Awards with time-based vesting generally vest over time either on the grant date anniversary or on December 31 of each year. For those awards with performance-based vesting, the performance condition stipulates that in order for awards to vest, the total cash-on-cash return of the private equity owners as defined in the award agreement must exceed certain multiples set forth in the award agreement. The performance-based vesting condition is not probable as assessed at each reporting period; therefore, compensation expense related to these awards (or portions thereof) has not been recognized. Since December 31, 2019, no

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)
additional Class B Common Units have been granted and only Class C Common Units have been granted by our Board of Directors or Compensation Committee.

Grant date fair value of awards of Class B Common Units and Class C Common Units were estimated based on a Monte Carlo option pricing simulation. The equity value of the enterprise represents a key input for determining the fair value of the Class B Common Units and Class C Common Units. A discount for lack of marketability was applied to the per unit fair value to reflect increased risk arising from the inability to readily sell the Class B Common Units and Class C Common Units. The estimated fair values for awards granted during the years ended December 31, 2020, 2019 and 2018 included the following weighted average assumptions (annualized percentages):

	December 31, 2020	December 31, 2019	December 31, 2018
Expected volatility	41.6%	40.6% - 50.6%	48.8% - 58.8%
Expected dividend yield	-	-	-
Risk-free interest rate	1.3%	1.8%	2.6%
Expected life (years)	2.9	3.5	4.6
Since we historically have been privately held, we calculated expected volatility using comparable peer companies with publicly traded shares over a term similar to the expected term of the underlying award. At the time of grant, we had no intention to pay dividends on our common units, and therefore, the dividend yield percentage was zero. The risk-free interest rate was based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the profits interests.

In order to estimate the equity value of the enterprise to determine the fair value of our common units, we used a combination of the market approach and the income approach. For the market approach, we utilized the guideline company method by selecting certain companies that we considered to be the most comparable to us in terms of size, growth, profitability, risk and return on investment, among others. We then used these guideline companies to develop relevant market multiples and ratios. The market multiples and ratios were applied to our financial projections based on assumptions at the time of the valuation in order to estimate our total enterprise value. Since there is not an active market for our common units, a discount for lack of marketability was then applied to the resulting value.

For the income approach, we performed discounted cash flow analyses utilizing projected cash flows, which were discounted to the present value in order to arrive at an enterprise value. The key assumptions used in the income approach included management’s financial projections which are based on highly subjective assumptions as of the date of valuation, a discount rate and a long-term growth rate.

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)
The following table summarizes our Class B Common Unit activity for the years ended December 31, 2020 and 2019:

	2020		2019
	Profits Interest Units	Weighted Avg. Grant Date FMV	Profits Interest Units	Weighted Avg. Grant Date FMV
Outstanding at January 1	481,539	$52.28	453,250	$48.21
Granted	—	$—	80,824	$73.81
Forfeited	(86,268)	$54.21	(42,185)	$51.45
Cancelled	—	$—	(50)	$49.66
Repurchased	(5,850)	$53.86	(10,300)	$45.68
Outstanding at December 31	389,421	$51.83	481,539	$52.28

During the years ended December 31, 2020, 2019 and 2018, we recognized $1.7, $3.0 and $2.6, respectively, of equity-based compensation expense related to awards of Class B Common Units. Of this amount, $(0.1), $0.5 and $0.1, for the years ended December 31, 2020, 2019 and 2018, respectively, were included in service expense and $1.8, $2.5 and $2.5 were included in SG&A expense on the Combined-Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $2.7 of total unrecognized compensation expense related to unvested equity-based compensation arrangements expected to be recognized over a weighted average period of 0.8 years. Additionally, there was approximately $11.0 of unrecognized compensation expense related to equity-based awards with performance-based vesting, in which the vesting conditions are not probable of occurring as of December 31, 2020. The grant date fair value of units that vested during the years ended December 31, 2020, 2019 and 2018 were $1.6, $2.8 and $2.4, respectively.

The following table summarizes our Class C Common Unit activity for the year ended December 31, 2020:

	Profits Interest Units	Weighted Avg. Grant Date FMV
Outstanding at January 1, 2020	—	$—
Granted	343,671	$68.46
Forfeited	(6,176)	$72.50
Repurchased	(9,264)	$72.50
Outstanding at December 31, 2020	328,231	$68.27

During the year ended December 31, 2020, we recognized $8.8 of equity-based compensation expense, included in SG&A expense on the Combined-Consolidated Statements of Operations, related to awards of Class C Common Units. As of December 31, 2020, there was $10.6 of total unrecognized compensation expense related to unvested equity-based compensation arrangements over a weighted average period of 1.2 years. Additionally, there was approximately $3.7 of unrecognized compensation expense related to equity-based awards with performance-based vesting, in which the vesting conditions are not probable of occurring as of December 31, 2020. The grant date fair value of units that vested during the year ended December 31, 2020 was $7.9.

Stock Options in New Remedy Corp.

Remedy Partners maintained an equity incentive plan whereby certain employees and directors were granted stock options. In November 2019, at the time of the Remedy Partners Combination, outstanding Remedy Partners stock options were converted to stock options in New Remedy Corp. No additional stock option grants were made following the Remedy Partners Combination. During the years ended December 31, 2020 and 2019, we recorded approximately $1.6 and $1.5, respectively, in share-based compensation expense included in SG&A expense on the Combined-Consolidated Statements of Operations related to outstanding stock options held by certain of our employees. As of December 31, 2020, there was approximately $3.8 of total unrecognized compensation expense

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)
related to unvested time-based stock options expected to be recognized over a weighted average period of 1.3 years. Additionally, there was approximately $2.6 of unrecognized compensation expense related to outstanding stock options with performance-based vesting, in which the vesting conditions are not probable of occurring as of December 31, 2020. As the underlying stock is in New Remedy Corp., the offset to the equity-based compensation expense is included in capital contributions on the Combined-Consolidated Statements of Changes in Members’ Equity.
15.Loss Per Unit

For the year ended December 31, 2020, net loss per unit is computed using the "two-class" method. Net loss for the year ended December 31, 2020 are attributable to the Series A Preferred Units, the Series B Preferred Units and the Class B Common Units, and the Class C Common Units. There were no potentially dilutive securities in 2020 and therefore, the basic and diluted loss per unit have been presented together.

Loss per unit for the year ended December 31, 2020 is computed as follows:

Net loss attributable to unitholders:
Series A Preferred Units	$(7.0)
Series B Preferred Units and Class B Common Units	(7.4)
Class C Common Units	(0.1)
Weighted average outstanding units:
Series A Preferred Units	3,384,543
Series B Preferred Units and Class B Common Units	3,601,701
Class C Common Units	67,536
Basic and Diluted net loss per unit attributable to unitholders:
Series A Preferred Units	$(2.06)
Series B Preferred Units and Class B Common Units	(2.06)
Class C Common Units	(2.06)

For the year ended December 31, 2019, net loss per unit is computed using the "two-class" method prior and subsequent to the Remedy Partners Combination; however, subsequent to the Remedy Partners Combination, five classes of member units are issued or available to be issued compared to two classes of member units prior to the transaction. There were no Class A common units or Class C common units issued as of December 31, 2019. The five classes of member units became legally authorized as of the Remedy Partners Combination on November 26, 2019. Therefore, net losses in 2019 up until November 26, 2019 were attributed to the former Class A common units and Class B common units. The pre-Remedy Partners Combination net losses include the losses of Remedy Partners as our combined-consolidated statement of operations is presented under common control provisions. Therefore, the losses of Remedy Partners prior to the Remedy Partners Combination are being allocated to the former Class A common and Class B common units outstanding up until the Combination date, as those were the only legally outstanding member units of the Company. Subsequent to the Remedy Partners Combination date, net losses were attributable to the Series A preferred units, the Series B preferred units and the Class B common units. There were no potentially dilutive securities in 2019 and therefore, the basic and diluted loss per unit have been presented together.

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)
Loss per unit for the year ended December 31, 2019 is computed as follows:

Net loss attributable to unitholders:
Former Class A Common Units and Class B Common Units (pre-Remedy Partners Combination)	$(16.4)
Series A Preferred Units	(5.6)
Series B Preferred Units and Class B Common Units (post-Remedy Partners Combination)	(6.5)
Weighted average outstanding units:
Former Class A Common Units and Class B Common Units (pre-Remedy Partners Combination)	3,211,075
Series A Preferred Units	324,545
Series B Preferred Units and Class B Common Units (post-Remedy Partners Combination)	343,320
Basic and Diluted net loss per unit attributable to unitholders:
Former Class A Common Units	$(5.10)
Series A Preferred Units	(17.18)
Series B Preferred Units and Class B Common Units	$(19.13)

For the year ended December 31, 2018, basic loss per unit is computed by dividing the net loss by the weighted average number of Class A and Class B common units outstanding during the period. There were no potentially dilutive securities in 2018 and therefore, the basic and diluted loss per unit have been presented together. Common units in 2018 consisted of former Class A common units and Class B common units.

Loss per unit for the year ended December 31, 2018 is computed as follows:

Net loss attributable to unitholders:
Former Class A Common Units and Class B Common Units (pre-Remedy Partners Combination)	$(28.9)
Weighted average outstanding units:
Former Class A Common Units and Class B Common Units (pre-Remedy Partners Combination)	3,421,451
Basic and Diluted net loss per unit attributable to unitholders:
Former Class A Common Units and Class B Common Units	$(8.44)
16.Transaction-related Expenses

For the year ended December 31, 2020, we incurred $10.2 of transaction-related expenses related to the integration of Remedy Partners as well as expenses incurred in connection with acquisitions and other corporate development activities, such as mergers and acquisitions activity that did not proceed, strategic investments and similar activities. These transaction-related expenses related to consulting, compensation and integration-type expenses. Additionally, for the year ended December 31, 2020 we incurred $5.0 of costs in connection with our IPO.

For the year ended December 31, 2019, we incurred $22.4 of transaction-related expenses related to the acquisition of Remedy Partners, the Remedy Partners Combination, the TAV Health acquisition as well as certain acquisitions made in prior years. These transaction-related expenses related to consulting, compensation and integration-type expenses.

For the year ended December 31, 2018, we incurred $21.0 of transaction-related expenses related to acquisitions made in 2017. These transaction-related expenses related to consulting, compensation and integration-type expenses.

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)

Included within the compensation expense amounts described above for years ended December 31, 2020, 2019 and 2018 is severance related to an approved plan by our Board of Directors. The following table summarizes the approved severance activity for the years ended December 31, 2020, 2019, and 2018.

Balance at January 1, 2018	$—
Severance and related costs	2.4
Cash payments	(0.7)
Balance at December 31, 2018	1.7
Severance and related costs	1.6
Cash payments	(2.1)
Balance at December 31, 2019	1.2
Cash payments	(1.2)
Balance at December 31, 2020	$—

As of December 31, 2020, there are no remaining amounts expected to be paid under approved severance plans.
17.Commitments and Contingencies

Lease Commitments

We are obligated as lessee under certain non-cancellable operating leases. As of December 31, 2020, future minimum lease payments under non-cancellable operating leases were as follows:

2021	$10.0
2022	9.2
2023	7.5
2024	5.5
2025	8.7
Thereafter	28.1
$69.0

Total rent expense associated with non-cancellable operating leases was $7.8, $6.3 and $3.6 for the years ended December 31, 2020, 2019 and 2018, respectively, and was included within SG&A expenses on the Combined-Consolidated Statements of Operations.

Letters of Credit

As of December 31, 2020, we have outstanding letters of credit totaling $9.2 in favor of CMS which is required in the event of a negative outcome on certain episodes of care within the BPCI-A program and we do not settle the related amounts owed to CMS. However, the terms of BPCI-A also require that certain partners provide a related reciprocal letter of credit for the majority of this amount. As of December 31, 2020, there are three related letters of credit totaling $8.8.

Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated. We are involved in various lawsuits, claims and administrative proceedings arising in the normal course of business. In management’s opinion, the ultimate resolution of these matters will not materially adversely affect our financial position, results of operations or cash flows.

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)

On March 12, 2019, a Complaint was filed against us by Dr. Mohammad A. Gharavi, in the Superior Court, State of California, San Bernardino County. The claim was a wage and hour class action of all California contracted physicians from March 12, 2015 through the present and ongoing. The Complaint alleges that these physicians should have been classified as employees. The class action was settled for $1.2 at mediation in January 2020 and payment was made on December 1, 2020.

Sales Tax Reserve

During the year ended December 31, 2019, it was determined that certain Episodes of Care Services may be subject to sales tax in certain jurisdictions. Historically, we have not collected sales tax from our Episodes of Care Services customers as we believed the services were not taxable. As of December 31, 2020 and December 31, 2019, we have a liability of $8.0 and $6.5, respectively, for potential sales tax exposure related to services performed in 2016 through the second quarter of 2020, included in other current liabilities on the Consolidated Balance Sheets. We expect to start collecting sales tax from customers in 2021 for 2020 services.

Equity Appreciation Rights

In December 2019, we entered into an EAR agreement with a customer, which contains the following provisions: 1) commits the customer to purchase a minimum amount of services from one of our wholly-owned indirect operating subsidiaries for three years in accordance with specific terms and conditions and 2) granted the customer a contingent EAR. The EAR agreement allows for the customer to participate in the future growth in the fair market value of our equity and can only be settled in cash (or, under certain circumstances, in whole or in part with a replacement agreement that mimics the economics of the original EAR agreement) upon a change in control, other liquidity event, or upon approval of our Board of Directors with consent by New Mountain Capital with certain terms and conditions. The EAR will expire in 20 years from the date of grant, if not previously settled. As of December 31, 2019, the EAR was accounted for as a contingent contract liability instrument. We did not recognize an expense associated with the EAR for the year ended December 31, 2019 as cash settlement was not considered probable, due to the changes in control and liquidity provisions of the EAR. We adopted new accounting guidance in early 2020, which resulted in the initial fair value of the EAR being recorded as a reduction of revenue as this is consideration payable to a customer, and subsequent changes in fair value being recorded as other income (expense), net. Although the initial EAR agreement was executed in December 2019, the service period did not begin until 2020 and, therefore, there was no impact on our results of operations until 2020. The grant date fair value of this EAR was estimated to be $15.2 and is being recorded as a reduction of revenue through December 31, 2022, coinciding with the three year performance period.

Effective September 2020, we entered into a second EAR agreement with the same customer, containing similar provisions to the EAR agreement entered into in December 2019. We concurrently entered into an amended customer contract which includes incremental evaluations volume from the customer beginning in 2020. The grant date fair value of this EAR was estimated to be $36.6 and is being recorded as a reduction of revenue through December 31, 2022, coinciding with the 2.5 year performance period.

As of December 31, 2020, there was approximately $39.4 of original grant date fair value unrecognized, which we expect to record as a reduction of revenue over the next 2.0 years. We remeasure the fair value of the outstanding EAR agreements at the end of each reporting period and record any changes in fair value to other expense. See Note 12 Fair Value Measurements for changes in estimated fair value and valuation techniques used to estimate the EAR.

Synthetic Equity Plan

On February 14, 2020, the Board of Directors adopted a Synthetic Equity Plan (“SEP”) that provides for cash payments upon the satisfaction of certain criteria. The synthetic equity units granted under the SEP were subject to time and performance vesting and were to be paid out upon a change in control (as defined in the SEP) based upon the difference in the value of the Company at the time of the change in control event and a "floor amount". During the year ended December 31, 2020, 21,015 synthetic equity units were granted. Since the vesting criteria are not probable of occurring as of December 31, 2020, we have not recognized any compensation expense related to these awards.

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)

In February 2021, the SEP was amended to, among other things, remove the change in control payment condition and provide for cash settlement upon each vesting event based on a 30 day volume weighted average price of Signify Health, Inc. Class A common shares. As a result of this amendment, we expect to record compensation expense and a current liability beginning in the first quarter of 2021 related to outstanding synthetic equity awards subject to time-based vesting. The liability and expense will be adjusted each reporting period based upon actual cash settlements and the underlying value of the stock.

Contingent Consideration

On December 21, 2017, we acquired 100% of the outstanding equity of Censeo. The purchase price included contingent consideration with an initial fair value of $38.2, which required us to pay up to an additional $40.0 to selling shareholders of Censeo, pending the resolution of an examination by the IRS regarding the classification of certain independent contractors. If the IRS determined Censeo must employ any portion of its independent contractors prospectively, the incremental costs of such employment, multiplied by a factor of eight, would be deducted from the $40.0 to determine the remaining amount due to the selling shareholders under the acquisition agreement.

On February 11, 2019, we received a proposed assessment of employment taxes from the IRS in the amount of $5.5 related to tax year 2014. The assessment was based on the IRS’s position that all of Censeo’s service providers who performed health assessments during 2014 should have been classified as employees instead of independent contractors. We appealed this determination. There was no change to the fair value of the contingent liability due to this proposed assessment.

We had up to 12 months to make payment following a final determination, which had not yet been received as of December 31, 2019; therefore, the estimated liability of $39.8 was included in non-current liabilities on the Consolidated Balance Sheet as of December 31, 2019. In May 2020, we received the final IRS determination letter closing the open matter related to the contingent consideration and as a result of the determination, the contingent consideration was payable in full. We made payment of the full $40.0 on July 31, 2020 to the selling shareholders, some of whom are also affiliated with us and/or are our equity holders.

As of December 31, 2020, we have recorded $13.1 in current contingent consideration and $2.1 in long-term contingent consideration on our Consolidated Balance Sheets related to potential payments due upon the completion of certain milestone events in connection with our acquisition of PatientBlox in November 2020. See Note 4 Business Combinations for further details.
18.Income Taxes

Income tax expense for the years ended December 31, 2020, 2019 and 2018, was $0.9, $0.1 and $0.2, respectively, and consists of current state and local taxes. As of December 31, 2020, we had a net deferred tax liability of $1.9 relating to net operating losses and intangible assets, both resulting from the PatientBlox acquisition, see Note 4 Business Combinations. We had no deferred tax assets or liabilities as of December 31, 2019.

As of December 31, 2020, PatientBlox had U.S. federal net operating loss carryforwards for tax purposes aggregating approximately $6.2 which have an indefinite carryforward period; however, these can only reduce taxable income in a future period by a maximum of 80%. All of these net operating loss carryforwards are subject to certain rules under Internal Revenue Code (“IRC”) Section 382. We believe these IRC Section 382 limitations will not ultimately affect our ability to use substantially all of the net operating loss carryforwards for income tax purposes. We have not offset any of the net deferred tax assets, including net operating loss carryforwards, with a valuation allowance for the tax periods ended December 31, 2020 due to existing taxable temporary differences that are a source of income supporting realization of the deferred tax assets.

Uncertain Tax Provisions

We recognize the impact of uncertain tax positions taken or expected to be taken on an income tax return in the financial statements at the amount that is more likely than not to be sustained upon audit by the relevant taxing

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)
authority. An uncertain tax position will not be recognized unless it is more likely than not to be sustained. We have evaluated our tax positions and have not identified any material uncertain tax positions that would not be sustained in federal or state income tax examination or that require disclosure. Accordingly, no provision for uncertainties in income taxes has been made in the accompanying Combined-Consolidated Financial Statements at December 31, 2020.
19.Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by our Chief Operating Decision Maker in deciding how to allocate resources and in assessing financial performance. Management views our operating performance in two reportable segments: Home & Community Services and Episodes of Care Services.

We evaluate the performance of each segment based on segment revenue and adjusted EBITDA. The operating results of the reportable segment are based on segment adjusted EBITDA, which includes revenue and expenses incurred by the segment, as well as an allocation of shared expenses. Shared expenses are generally allocated to each segment based on the segments’ proportionate employee headcount. Certain costs are not allocated to the segments, as described below, as these items are not considered in evaluating the segment’s overall performance.

See Note 6 Revenue Recognition for a summary of segment revenue by product type for the years ended December 30, 2020, 2019 and 2018. Our operating segment results for the periods presented were as follows:

	Year ended December 31,
	2020	2019	2018
Revenue
Home & Community Services	$450.6	$377.0	$310.0
Episodes of Care Services	160.0	124.8	27.9

Segment Adjusted EBITDA
Home & Community Services	96.3	90.5	76.1
Episodes of Care Services	28.6	2.8	3.0

Less: reconciling items to net loss:
Unallocated costs (1)	54.0	34.5	43.4
Depreciation and amortization	62.3	66.0	43.0
Interest expense	22.2	21.2	21.4
Loss before income taxes	$(13.6)	$(28.4)	$(28.7)

(1) Unallocated costs as follows:
Asset impairment	0.8	6.4	17.0
Other (income) expense, net	9.0	(1.6)	—
Equity-based compensation	12.1	4.5	2.6
Customer equity appreciation rights	12.4	—	—
Transaction-related expenses	15.2	22.4	21.0
Non-allocated costs (2)	4.5	2.8	2.8
Total unallocated costs	$54.0	$34.5	$43.4

(2) Non-allocated costs included remeasurement of contingent consideration, management fees paid to our capital partner and certain non-recurring expenses, including those associated with the closure of certain

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)
facilities, the sale of certain assets, one-time expenses related to the COVID-19 pandemic and the early termination of certain contracts. These costs are not considered by our Chief Operating Decision Maker in making resource allocation decisions.

Our Chief Operating Decision Maker does not receive or utilize asset information to evaluate performance of operating segments. Accordingly, asset-related information has not been presented.
20.Concentrations

During the normal course of operations, we maintain cash in bank accounts which exceed federally insured amounts. We have not experienced any losses in such accounts and do not believe we are exposed to any significant credit risk related to cash.

Accounts receivable potentially subject us to concentrations of credit risk. Management believes that its contract acceptance, billing and collection policies are adequate to minimize potential credit risk. We continuously evaluate the credit worthiness of our customers’ financial condition and generally do not require collateral.

We are dependent on a concentrated number of payors and provider partners with whom we contract to provide IHEs and other services. A significant portion of our revenues are generated from a small number of customers. For the year ended December 31, 2020, we had three customers which accounted for approximately 25%, 17% and 13%, respectively, of total revenues. In addition, the revenue from our top ten customers accounted for approximately 71% of our total revenue for the year ended December 31, 2020. For the year ended December 31, 2019, we had two customers which accounted for approximately 23% and 21%, respectively, of revenues. For the year ended December 31, 2018, we had two customers which accounted for approximately 27% and 21%, respectively, of revenues.

No customer accounted for greater than 10% of accounts receivable as of December 31, 2020 or December 31, 2019.

While CMS is not our customer, a majority of the revenue generated by Episodes of Care Services is under the CMS administered BPCI-A program and payments are received under this program in certain cases from CMS rather than directly from the customer. During the years ended December 31, 2020 and 2019, approximately 24% and 20%, respectively, of total consolidated revenue was generated from the BPCI-A program. As of December 31, 2020 and 2019, approximately 54% and 59%, respectively, of the total accounts receivable was due from CMS related to payments expected to be received by us under the BPCI-A program.
21.Related Party Transactions

We were subject to a Management Services Agreement whereby we paid New Mountain Capital an annual advisory fee of $1.0. As 100% of Signify’s income is derived from our operations, these amounts are expensed as incurred by us. During each of the years ended December 31, 2019 and 2018, $1.0 of expense was recorded and included in SG&A expenses in the Combined-Consolidated Statements of Operations related to these services. The Management Services Agreement was terminated in connection with the consummation of the Remedy Partners Combination in November 2019.

On April 17, 2019, we issued a note receivable to our Chief Executive Officer for $2.0 with simple interest accruing at a rate of 2.52% per annum and included in other expense (income), net on the Combined-Consolidated Statements of Operations. In December 2019, the outstanding principal and an insignificant amount of accrued interest under the note was repaid in full. There are no other outstanding amounts.

On March 7, 2019, we entered into a consulting agreement with Bret Carlson, a former director, which provided for $0.3 annually (payable monthly) in compensation for consulting services provided to us. In the event that we complete a corporate transaction in which we acquire all of the equity interests or all or substantially all of the assets of a company in our industry referred to and introduced to us by Mr. Carlson, Mr. Carlson will be eligible to receive

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)
a cash transaction fee of 3% of any deal consideration up to $10 million, plus an additional 1.5% on any incremental deal consideration above $10 million.

On November 23, 2020, we entered into a letter agreement with Kevin McNamara, a director, which provided for payment of $0.2 annually (payable in accordance with the Company’s payroll practices) in compensation for non-director related services provided to us. In addition, Mr. McNamara is entitled to reimbursement for annual premiums on life, accidental death and dismemberment, short-term disability and medical insurance.
22.Selected Quarterly Financial Data (unaudited)

The following table summarizes our unaudited quarterly results for the last two years:

Year ended December 31, 2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue(1)(2)	$131.7	$130.7	$154.7	$193.5
(Loss) income from operations	(3.6)	13.7	(1.7)	9.2
Net (loss) income	(8.9)	7.0	(13.3)	0.7
Class C Common Units - Basic	(1.27)	0.99	(1.87)	0.10
Class C Common Units - Diluted	(1.27)	0.95	(1.87)	0.09

Year ended December 31, 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue(2)	$107.2	$133.0	$128.3	$133.3
(Loss) income from operations	(7.5)	3.9	(2.1)	(3.1)
Net loss	(12.0)	(1.2)	(7.3)	(8.0)
Former Class A and B Common Units (pre-Remedy Partners Combination) - Basic	(3.47)	(0.34)	(2.04)	1.90
Class B Common Units (post-Remedy Partners Combination) - Basic	—	—	—	(4.77)
Class C Common Units - Basic	—	—	—	—
Former Class A and B Common Units (pre-Remedy Partners Combination) - Diluted	(3.47)	(0.34)	(2.04)	1.82
Class B Common Units (post-Remedy Partners Combination) - Diluted	—	—	—	(4.77)
Class C Common Units - Diluted	—	—	—	—
(1)    Historically, there has been a seasonal pattern to our revenue in our Home & Community Services segment with revenues in the fourth quarter of each calendar year generally lower than the other quarters due to fewer IHEs scheduled in the fourth quarter. However, in 2020, the COVID-19 pandemic led to a large number of in-person IHEs being performed in the second half of the year, particularly in the fourth quarter, which resulted in higher revenue during this time period.
(2)    During the second, third and fourth quarters of 2020, we recorded $8.9, $9.2 and $13.4, respectively in adjustments to estimated revenue in our ECS segment. During the fourth quarter of 2019, we recorded $4.1 in adjustments to estimated revenue in our ECS segment. See Note 6 Revenue Recognition for further details.
23.Subsequent Events

Initial Public Offering
On February 16, 2021, Signify Health, Inc. closed an IPO of 27,025,000 shares of its Class A common stock at a public offering price of $24 per share, which included 3,525,000 shares issued pursuant to the exercise in full of the underwriters’ over-allotment option. Signify Health, Inc. received $609.7 in proceeds, net of underwriting discounts

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)
and commissions, which were used to purchase newly-issued membership interests of ours at a price per unit equal to the Signify Health, Inc. IPO price.

Reorganization Transactions
In connection with the Signify Health, Inc. IPO described above, we and Signify Health, Inc. completed a series of transactions (“Reorganization Transactions”) as described more fully below. Following the completion of the Reorganization Transactions, Signify Health, Inc. owns 74.1% of the economic interest in Cure TopCo. The Pre-IPO Members who retain their equity ownership in Cure TopCo subsequent to the Reorganization Transactions own the remaining 25.9% of the economic interest in Cure TopCo.

•Our limited liability company agreement was amended and restated to, among other things, convert all outstanding equity interests into one class of non-voting common units (the “LLC Units”) and appoint Signify Health, Inc. as our sole managing member.
•The certificate of incorporation of Signify Health, Inc. was amended and restated to authorize the issuance of two classes of common stock: Class A common stock and Class B common stock (collectively, our “common stock”). Each share of common stock will entitle its holder to one vote per share on all matters submitted to a vote of our stockholders. The Class B common stock is not entitled to economic interests in Signify Health, Inc.
•The acquisition of LLC Units through (i) the contribution of LLC Units in exchange for Class A common stock in Signify Health, Inc. by New Mountain Partners V (AIV-C), LP (the “IPO Contribution”) and (ii) the “Mergers,” in which certain entities treated as corporations for U.S. tax purposes that hold LLC Units (individually, a “Blocker Company” and together, the “Blocker Companies”), each simultaneously merged with a merger subsidiary created by Signify Health, Inc. (and survive such merger as a wholly owned subsidiary of Signify Health, Inc.), after which each Blocker Company immediately merged into Signify Health, Inc.
•Each Continuing Pre-IPO LLC Member was issued a number of shares of Signify Health, Inc. Class B common stock in an amount equal to the number of LLC Units held by such Continuing Pre-IPO LLC Member, except in the case of Cure Aggregator. Shares of Class B common stock will be issued to the direct holders of common units in Cure Aggregator, LLC in proportion to their interests in Cure Aggregator. These shares will not be entitled to any voting rights until the common units of Cure Aggregator that correspond to the shares have vested.

Cure TopCo, LLC Recapitalization
As noted above, in connection with the IPO, the limited liability company agreement of Cure TopCo was amended and restated to, among other things, convert all outstanding equity interests into LLC Units and appoint Signify Health, Inc. as our sole managing member.

Under our amended and restated limited liability company agreement, holders of LLC Units have the right to require Cure TopCo to redeem all or a portion of their LLC Units for newly issued shares of Signify Health, Inc. Class A common stock on a one-for-one basis or a cash payment equal to the volume-weighted average market price of one share of Signify Health, Inc. Class A common stock for each LLC Unit redeemed. This will result in the recognition by Signify Health, Inc. of a contingently redeemable noncontrolling interest in Cure TopCo held by the Continuing Pre-IPO LLC Members, which will be redeemable, at the election of Signify Health, Inc., for shares of Class A common stock on a one-for-one basis or a cash payment in accordance with the terms of the Amended LLC Agreement and which, if the redeeming member is an affiliate, the decision to redeem in cash or shares will be approved by the disinterested members of the Audit Committee.

Because Signify Health, Inc. will manage and operate the business and control the strategic decisions and day-to-day operations of ours and because Signify Health, Inc. will also have a substantial financial interest in us, Signify Health, Inc. will consolidate our financial results following the effectiveness of the Reorganization Transactions. A portion of Signify Health, Inc.’s net income (loss) will be allocated to the noncontrolling interest to reflect the entitlement of the Continuing Pre-IPO LLC Members to a portion of our net income (loss). In addition, because we are under the common control of the Pre-IPO LLC Members before and after the Reorganization Transactions (both directly and indirectly through their ownership of us), Signify Health, Inc. will account for the Reorganization Transactions as a reorganization of entities under common control and initially measure the interests of the

Cure TopCo, LLC and Subsidiaries
Notes to the Combined-Consolidated Financial Statements
(In millions, except units and per unit amounts)
Continuing Pre-IPO LLC Members in our assets and liabilities at their carrying amounts as of the date of the completion of the consummation of the Reorganization Transactions.

Tax Receivable Agreement
In February 2021, in connection with the Reorganization Transactions and IPO, Signify Health entered into the Tax Receivable Agreement, which obligates Signify Health to make payments to the Continuing Pre-IPO LLC Members, the Reorganization Parties, Optionholders (as defined in the Tax Receivable Agreement) of the Blocker Companies at the time of the Mergers, holders of synthetic equity units and any future party to the Tax Receivable Agreement (collectively, the “TRA Parties”) in the aggregate generally equal to 85% of the applicable cash savings that it actually realizes as a result of (i) certain favorable tax attributes acquired from the Blocker Companies in the Mergers (including net operating losses, the Blocker Companies’ allocable share of existing tax basis and refunds of Blocker Company taxes attributable to pre-Merger tax periods), (ii) increases in its allocable share of existing tax basis and tax basis adjustments that may result from (x) future redemptions or exchanges of LLC Units by Continuing Pre-IPO LLC Members for cash or Class A common stock, (y) the IPO Contribution and (z) certain payments made under the Tax Receivable Agreement and (iii) deductions in respect of interest and certain compensatory payments made under the Tax Receivable Agreement. Signify Health, Inc. will retain the benefit of the remaining 15% of these tax savings.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial and Administrative Officer, to allow timely decisions regarding required disclosure.

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial and Administrative Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by the SEC for newly public companies.

In addition, because we are an "emerging growth company" under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company. For as long as we remain an “emerging growth company,” we are exempt from the auditor attestation requirement in the assessment of the effectiveness of our internal control over financial reporting.

Remediation of Material Weakness

In connection with our audits of the combined-consolidated financial statements for each of fiscal year 2018 and 2019, we identified deficiencies in the design of internal control over financial reporting that collectively amounted to a material weakness. During 2020, we implemented measures designed to help ensure control deficiencies contributing to the material weakness were remediated. In 2020, the internal control environment continued to mature with the hiring of additional accounting and financial reporting personnel with technical accounting and public company experience, enhancing and formalizing our internal review procedures during the financial statement close process, and designing and implementing IT general computer controls. As a result of these efforts, we had remediated the material weakness as of December 31, 2020.

Item 9B. Other Information.

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is certain biographical and other information regarding our directors and executive officers.

Name	Age	Position
Matthew S. Holt	44	Chairman
Kyle Armbrester	36	Chief Executive Officer and Director
Steven Senneff	52	President, Chief Financial and Administrative Officer
Adam McAnaney	43	General Counsel and Secretary
Marc Rothman, MD	50	Chief Medical Officer
Peter Boumenot	42	Chief Product Officer
David Pierre	41	Chief Operating Officer
Josh Builder	39	Chief Technology Officer
Laurel Douty	53	Executive Vice President, Clinical Operations, Episodes of Care Services
Taj J. Clayton	44	Director
Brandon H. Hull	60	Director
Kevin M. McNamara	65	Director
Albert A. Notini	63	Director
Kyle B. Peterson	35	Director
Vivian E. Riefberg	60	Director
Stephen F. Wiggins	64	Director

Matthew S. Holt has served as Chairman of our Board since December 2017. Mr. Holt serves as a Managing Director and President, Private Equity of New Mountain Capital LLC. Since August 2001, he has focused on growth buyouts across a range of industries including healthcare products, health technology, materials and infrastructure. Mr. Holt currently serves on the board of Avantor, Inc., where he also serves on the Compensation Committee. Mr. Holt serves as Lead Director or Chairman of CIOX Health, Cloudmed, Cytel, Emids, Ontario Systems, W20 and Zep, Inc. He also serves as a Director of Aceto, Topic Pharmaceuticals, and TRC Companies. He previously served as Lead Director of Bellerophon Therapeutics, Inc., Convey Health Solutions, Inc., Equian LLC, Gelest, Ikaria, Inc., Nusil Technology LLC and as a Director of MailSouth. Mr. Holt holds an AB in English and American Literature and Language from Harvard College. Mr. Holt was selected to serve on our board of directors because of his management and advisory experience with various companies in the healthcare industry and his extensive experience in the areas of finance, strategy, international business transactions and mergers and acquisitions.

Kyle Armbrester has served as Chief Executive Officer and a Director of the Company since April 2018. Prior to this, Mr. Armbrester was at athenahealth, where he served as Senior Vice President and Chief Product Officer from May 2015 to April 2018, leading the core product and operations division, and Vice President, Strategy & Corporate Development from May 2011 to May 2015, driving corporate development through strategic partnerships and investments. He has been a Director at The Mentor Network since September 2019 and Parexel International since November 2017. Mr. Armbrester holds an MBA from Harvard Business School and an AB in Government from Harvard University. Mr. Armbrester was selected to serve on our board of directors because of his management experience and expertise in the healthcare sector.

Steven Senneff has served as President and Chief Financial and Administrative Officer of the Company since November 2019. Prior to this, Mr. Senneff served as the Chief Financial Officer of Remedy Partners from March 2019 to November 2019 and as the Chief Financial Officer of DigitalOcean, Inc. from October 2017 to February 2019, where he was responsible for all of the accounting and finance activities at the respective companies. At Cotiviti, Inc., he served as Chief Financial Officer from October 2012 to April 2014 and from May 2015 to September 2017, where he was responsible for all of Cotiviti’s accounting and finance activities and part of the leadership team that took the company public, and Chief Operating Officer from May 2014 to April 2015, where he focused on growth opportunities during a post-acquisition integration period. Mr. Senneff holds an MBA from Purdue University, Krannert Graduate School of Management and a BBA in Accounting from the University of Iowa.

Adam McAnaney has served as General Counsel and Secretary of the Company since its acquisition of Remedy Partners in November 2019. He joined Remedy Partners as General Counsel and Secretary in June 2019. Prior to joining Remedy Partners, Mr. McAnaney was at Aetna where he served as Vice President, Head of Corporate Legal and Corporate Secretary from November 2017 to March 2019, overseeing legal support of SEC reporting and disclosure matters, corporate finance, mergers and acquisitions, subsidiary management, licensing, investments, executive compensation and human resources. Mr. McAnaney previously held the positions of Senior Corporate Counsel from May 2013 to October 2017 and Counsel from May 2011 to April 2012 at Aetna. From September 2004 to May 2011, he was an Associate in the New York, Frankfurt and London offices of Sullivan & Cromwell LLP focusing on capital markets and mergers and acquisitions. Mr. McAnaney holds a JD from Columbia Law School and a BA in Germanic Languages and Literatures from Yale University.

Marc Rothman has served as Chief Medical Officer of the Company since June 2020. Prior to this, Dr. Rothman served as Deputy Chief Medical Officer at Aspire Healthcare from May 2019 to June 2020, where he led a nationwide palliative care medical practice and implemented and grew new clinical models and business lines. Before that Dr. Rothman served as Enterprise Chief Medical Officer from January 2015 to December 2018 at Kindred Healthcare, Inc., where he oversaw medical affairs, clinical quality, patient experience and pharmacy services. He also served as the Chief Medical Officer of Kindred’s Nursing Center Division from November 2011 to December 2014, where he led the medical and pharmacy leadership team. Dr. Rothman holds an MD from New York University School of Medicine and a BA in Philosophy from the University of Wisconsin, Madison. He completed his postgraduate clinical training at Yale New Haven Hospital and is triple boarded in Internal Medicine, Geriatric Medicine and Hospice & Palliative Medicine.

Peter Boumenot has served as Chief Product Officer of the Company since January 2020. Prior to this, Mr. Boumenot served as Senior Vice President, Product & Operations—Signify Community of the Company from August 2019 to January 2020. Prior to this, Mr. Boumenot was at athenahealth for nine years, serving as Vice President, Product Management from October 2017 to July 2019 leading patient engagement, population health and revenue cycle services and prior to that was Vice President, Client Solution Group from March 2014 to October 2017 and Director, Solution Design from March 2012 to March 2014, where he led a comprehensive pre-sale to post-go-live commercial organization of across all business segments. Mr. Boumenot holds a BS in Biology from Boston College.

David Pierre has served as Chief Operating Officer of the Company since December 2017. Prior to this, Mr. Pierre served as Chief Operating Officer of Advance Health from December 2016 to December 2017, where he drove operating scale until its successful sale and merger, which formed Signify Health. Mr. Pierre was at Cerner Corporation from August 2007 to December 2016 in various positions, including Vice President, General Manager and Managing Director, where he led several of Cerner Corporation’s business units, including Hospital Operations and Pediatrics. He is a Fellow of the American College of Healthcare Executives. Mr. Pierre holds an MBA from the University of Chicago Booth School of Business and a BA in Psychology from Southern Methodist University.

Josh Builder has served as Chief Technology Officer of the Company since June 2020. Prior to this, Mr. Builder served as Chief Technology & Product Officer of Rent the Runway from August 2016 to May 2020, where he was responsible for the customer experience, operational expansion, development of supply chain technology and data engineering. Before that, from June 2015 to July 2016, Mr. Builder was the Chief Technology Officer of Soulcycle where he was responsible for building its technology platform, product organization and customer data analytics. Prior to this, Mr. Builder was at The Orchard, serving as Chief Technology Officer from January 2010 to June 2015 and Vice President and Senior Director, Global Operations, Product Development & Engineering from November 2006 to January 2010, where he led its product management operations, mergers and acquisitions functions and go-private transaction. Mr. Builder holds a BA in Computer Information & Decision Systems & Financial Economics from Carnegie Mellon University.

Laurel Douty has served as Executive Vice President, Clinical Operations, Episodes of Care Services of the Company since February 2020. Prior to this, Ms. Douty was an independent consultant from January 2019 to February 2020 focused on designing and implementing a clinical managed care infrastructure for a large private equity-owned vision company. Prior to her independent consulting, Ms. Douty was at Magellan Health for almost 11 years with increasing responsibilities during her tenure. Ms. Douty started at Magellan Health in the specialty division from March 2008 to June 2015, progressing to Chief Operating Officer and Senior Vice President of Clinical and Service Operations. From July 2015 through December 2018, Ms. Douty’s role was expanded to Chief Operating Officer and Chief Experience Officer for the broader Magellan Health Care division, which included the following segments: Specialty Medical/Surgical, Behavioral Health, Employee Assistance Programs, ACO and provider care coordination, Medicaid/Medicare health plan and specialty pharmacy claims. Ms. Douty’s operational management during her tenure at Magellan included direct leadership of service and clinical operations, network contracting and network operations management, claims payment and payment integrity, innovation and implementation PMO, and divisional capital expenditure management. Ms. Douty holds a BA in Political Science from the University of Texas at Arlington.

Taj J. Clayton has served as a Director of the Company since July 2020. Mr. Clayton has served as a member of the Executive Advisory Council of New Mountain Capital since July 2020. Since September 2020, Mr. Clayton has served as a Partner at Kirkland & Ellis LLP. Prior to this, from March 2017 to August 2020, he was a Partner at Winston & Strawn, LLP. From September 2006 to December 2013, he was an Associate, and from January 2014 to March 2017, a Principal, at Fish & Richardson P.C. From September 2005 to September 2006, Mr. Clayton served as a Law Clerk to Chief Judge Mark L. Wolf in the United States Federal District Court of Massachusetts. Mr. Clayton is a member of the President’s Advisory Board for UT Southwestern Medical Center, a Member of the Board for the International Institute for Conflict Prevention and Resolution, a Member of the National Board of Directors for Girls Inc., a Member of the Board of the Hockaday School and a Member of the Advisory Board for the Coalition of Black Excellence. Mr. Clayton holds a JD from Harvard Law School and an AB in History from Harvard University. Mr. Clayton was selected to serve on our board of directors because of his extensive professional experience working with a variety of successful companies and previous board member experience.

Brandon H. Hull has served as a Director of the Company since April 2018. Since February 2018, Mr. Hull has served as an Industry Advisor for New Mountain Capital. Prior to this, from September 1996 to December 2017, he was the Managing General Partner and Co-Founder of Cardinal Partners. He has served on the Board of Asylon Aerospace since September 2015 and served on the Board of athenahealth as Lead Director from August 1999 to January 2019. He has also previously served as a Director of Equian, Sapphire Digital, Ivenix, QPID, Inc., Cureatr and CodeRyte, among many others. Mr. Hull holds an MBA from the Wharton School of the University of Pennsylvania and a BA in Literature & Philosophy from Wheaton College. Mr. Hull was selected to serve on our board of directors because of his extensive expertise in the healthcare sector and his management experience as a director of numerous companies.

Kevin M. McNamara has served as a Director of the Company since April 2013. He previously served as the Chief Executive Officer of CenseoHealth from February 2015 to June 2018. Mr. McNamara has served as the Founding Principal at McNamara Family Ventures since June 2012. From April 2013 to October 2014, he was an Operating Partner at Health Evolution Partners. He has been a Director of Tyson Foods, Inc. since August 2007 and currently serves as the Vice Chairman and Lead Independent Director. He has served as a Director of Luminex Corporation since May 2003. Mr. McNamara previously served on the Board of Leon Medical Centers, Agilum Healthcare Intelligence and Optimal Radiology Partners. Mr. McNamara holds a BS in Accounting from Virginia Commonwealth University and an MBA from the University of Richmond. Mr. McNamara was selected to serve on our board of directors because of his financial expertise and management experience as both a principal financial officer and director of public companies.

Albert A. Notini has served as a Director of the Company since December 2017. Since January 2012, he has served as a Managing Director at New Mountain Capital. Prior to this, he was the Chairman and Chief Executive Officer of Apptis Inc. from March 2007 to June 2011. From April 2004 to August 2007, he was the President and Chief Operating Officer of Sonus Networks, Inc. Mr. Notini currently serves as a Director of Western Dental, CIOX

Health, Alteon Health, Emids, MAG Aerospace and Benevis Holdco, Inc.. Mr. Notini holds a JD from Boston College Law School, a MA from Boston University and a BA from Boston College. Mr. Notini was selected to serve on our board of directors because of his management experience as both an executive officer and director of various companies.

Kyle B. Peterson has served as Director of the Company since December 2017. He serves as a Managing Director of New Mountain Capital and has been with the firm since September 2011. Prior to this, he was an investment professional at Sageview Capital from August 2009 to September 2011. Prior to Sageview, Mr. Peterson worked in the Mergers and Acquisitions group at Merrill Lynch from June 2006 to July 2009. He currently serves as Chairman of the Board of Directors of Cytel since November 2017, as a Director on the board of Horizon Services since November 2019, and formerly served on the boards of Equian from November 2015 to July 2019 and Remedy Partners from January 2019 to November 2019. Mr. Peterson received his B.S. from Cornell University. Mr. Peterson was selected to serve on our board of directors because of his expertise in investment strategy and mergers and acquisitions and his management experience as both an executive officer and director of various companies.

Vivian E. Riefberg has served as a Director of the Company since February 2020. Since August 2020, she has served as the David C. Walentas Jefferson Scholars Foundation Professorship Chair and is a Professor of Practice at the University of Virginia Darden School of Business. Prior to this, from September 1987 to May 2020, Ms. Riefberg was at McKinsey & Company and held a variety of senior positions, including leading the Public Sector Practice for the Americas and co-leading the U.S. Health Care practice. She currently serves as an Emeritus Director with McKinsey & Company since June 2020. In 2018, Ms. Riefberg was elected as a Director to the board of the Public Broadcasting Service. She also serves on the board of Johns Hopkins Medicine since July 2020. She was previously on the Board of Governors for the NIH Clinical Center and was a Director on the boards for the Partnership for a Healthier America, Mentors, Inc. and McKinsey & Company. Ms. Riefberg holds an MBA from Harvard Business School and a BA in History from Harvard University. Ms. Riefberg was selected to serve on our board of directors because of her healthcare expertise across both public and private sectors and her management experience.

Stephen F. Wiggins, an entrepreneur and private investor, has served as a Director of the Company since November 2019, following the merger of Remedy Partners and Signify Health. From September 2011 to January 2019, he was the Founder and Chairman of Remedy Partners. From March 2008 to December 2018, he was a Managing Director at EW Healthcare Partners. He was previously the Founder, Chairman and CEO of HealthMarket from September 1999 to April 2004, and the Founder, Chairman and CEO of Oxford Health Plans from September 1984 to January 1998. From 1978 to 1982, Mr. Wiggins was the Founder and Executive Director of the non-profit organization Accessible Space. Mr. Wiggins holds an MBA from Harvard Business School and a BA in Urban Studies from Macalester College. Mr. Wiggins was selected to serve on our board of directors because of his management experience as a founder and chairman of numerous healthcare companies.

Board structure

As of the date of this Annual Report on Form 10-K, our board of directors consists of nine members. Our board has determined that each of Matthew S. Holt, Albert A Notini, Kyle B. Peterson, Brandon H. Hull, Vivian E. Riefberg and Taj J. Clayton is independent under applicable NYSE rules.

In connection with the IPO, we amended and restated our certificate of incorporation to provide for a classified board of directors. Our board of directors is divided into three classes with staggered three-year terms, with three directors in Class I (Matthew S. Holt, Kyle B. Peterson and Stephen F. Wiggins), three directors in Class II (Brandon H. Hull, Kevin M. McNamara and Albert A. Notini) and three directors in Class III (Kyle Armbrester, Taj J. Clayton and Vivian E. Riefberg). Successors to the class of directors whose term expires at the first and second annual meetings of stockholders, as applicable, will be elected for a term expiring at the third annual meeting following the annual meeting at which such directors were elected.

Our board of directors has the discretion to determine the size of the board of directors. Subject to the terms of the stockholders agreement, we expect that any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Controlled company exception

As of the date of this Annual Report on Form 10-K, a group of Pre-IPO LLC Members comprised of entities affiliated with New Mountain Capital, in the aggregate, beneficially owns more than 50% of the voting power for the election of members of our board of directors. As a result, we are a “controlled company” within the meaning of the NYSE rules and have elected not to comply with certain corporate governance standards, including that (i) the nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and (ii) the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We rely on certain of the foregoing exemptions provided to controlled companies under the NYSE rules. Although we have opted to have a compensation committee and a nominating and corporate governance committee, such committees are not fully independent. Accordingly, to the extent and for so long as we rely on these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. In the event that we cease to be a “controlled company” and our Class A common stock continues to be listed on the NYSE, we will be required to comply with these provisions within the applicable transition periods.

Board committees

As of the date of this Annual Report on Form 10-K, our board of directors has four standing committees: an Audit Committee, a Nominating and Corporate Governance Committee, a Compensation Committee and a Corporate Development Committee. The following is a brief description of our committees.

Audit Committee

The members of our Audit Committee are Kevin M. McNamara, Taj J. Clayton and Kyle B. Peterson. Kevin M. McNamara is the chairman of our Audit Committee. Taj J. Clayton meets the requirements for independence under the current NYSE listing standards and SEC rules and regulations. We expect to appoint two new independent directors to the audit committee within the applicable timeframe required by the NYSE and the SEC and that the composition of our audit committee will satisfy the independence requirements of the NYSE and the SEC within the applicable timeframe. Each member of our Audit Committee is financially literate. In addition, our board of directors has determined that Kevin M. McNamara and Kyle B. Peterson each qualify as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act of 1933, as amended (the “Securities Act”). This designation does not impose on him any duties, obligations or liabilities that are greater than are generally imposed on members of our Audit Committee and our board of directors. Our Audit Committee is directly responsible for, among other things:

•selecting a firm to serve as the independent registered public accounting firm to audit our financial statements;
•ensuring the independence of the independent registered public accounting firm;
•discussing the scope and results of the audit with the independent registered public accounting firm and reviewing, with management and that firm, our interim and year-end operating results;
•establishing procedures for employees to anonymously submit concerns about questionable accounting or audit matters;
•considering the adequacy of our internal controls and internal audit function;
•reviewing material related party transactions or those that require disclosure; and

•approving or, as permitted, pre-approving all audit and non-audit services to be performed by the independent registered public accounting firm.

Compensation Committee

The members of our Compensation Committee are Matthew S. Holt, Kevin M. McNamara and Albert A. Notini. Matthew S. Holt is the chairman of our Compensation Committee. Each of Matthew S. Holt and Albert A. Notini meets the requirements for independence under the current NYSE listing standards and SEC rules and regulations. Our Compensation Committee is responsible for, among other things:

•reviewing and approving, or recommending that our board of directors approve, the compensation of our executive officers;
•reviewing and recommending to our board of directors the compensation of our directors;
•administering our stock and equity incentive plans;
•reviewing and approving, or making recommendations to our board of directors with respect to, incentive compensation and equity plans; and
•reviewing our overall compensation philosophy.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Matthew S. Holt, Kyle B. Peterson and Vivian E. Riefberg. Matthew S. Holt is the chairman of our Nominating and Corporate Governance Committee. Matthew S. Holt, Kyle B. Peterson and Vivian E. Riefberg all meet the requirements for independence under the current NYSE listing standards. Our Nominating and Corporate Governance Committee is responsible for, among other things:

•identifying and recommending candidates for membership on our board of directors;
•reviewing and recommending our corporate governance guidelines and policies;
•reviewing proposed waivers of the code of conduct for directors and executive officers;
•overseeing the process of evaluating the performance of our board of directors; and
•assisting our board of directors on corporate governance matters.

Corporate Development Committee

The members of our Corporate Development Committee are Kyle B. Peterson, Brandon H. Hull and Stephen F. Wiggins. Kyle B. Peterson is the chairman of our Corporate Development Committee. Our Corporate Development Committee is responsible for, among other things, reviewing and approving the acquisitions, dispositions, joint ventures and strategic partnerships and investments of the Company.

Code of ethics

In connection with the IPO, our board of directors has adopted the Signify Health, Inc. Standards of Conduct that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial and Administrative Officer, Chief Operating Officer and other executive and senior financial officers. The full text of our Standards of Conduct is posted on the investor relations section of our website. We intend to disclose future amendments to our Standards of Conduct, or any waivers of such standards, on our website or in public filings.

Compensation committee interlocks and insider participation

None of our executive officers has served as a member of a compensation committee (or if no committee performs that function, the board of directors) of any other entity that has an executive officer serving as a member of our board of directors.
Item 11. Executive Compensation.

Executive compensation

The following tables set forth information concerning the compensation paid to or earned by our chief executive officer and our two other most highly compensated executive officers during our fiscal years ended December 31, 2020 and December 31, 2019 (collectively referred to as our “named executive officers” or “NEOs”).

Summary compensation table

Name and Principal Position	Year	Salary ($)	Bonus ($)(3)	Stock Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)
Kyle Armbrester	2020	604,615	—	13,128,663	1,200,000	17,026	14,950,304
Chief Executive Officer	2019	600,000	4,120,036	—	726,000	15,641	5,461,677
Steven Senneff	2020	500,000	—	2,010,212	800,000	8,650	3,318,862
Chief Financial & Administrative Officer	2019(1)	50,000	142,444	—	332,000	8,328	532,772
P. Tad Kendall(2)	2020	424,140	—	3,647,527	402,500	100	4,474,267
Chief Growth Officer

(1)Mr. Senneff commenced employment with us on November 26, 2019, in connection with the closing of the Remedy Partners Combination. These rows reflect compensation paid by us with respect to his 2019 service following such date.
(2)Mr. Kendall was not a named executive officer in 2019 and his compensation information is therefore only being provided for 2020. Mr. Kendall’s employment with us terminated, effective February 1, 2021, and he will receive the severance payments described below under “—Executive severance arrangements”.
(3)The amounts in this column represent, for 2019, (i) special discretionary bonuses paid to Messrs. Armbrester and Senneff in the first quarter of 2020 in recognition of our financial performance in 2019 and the successful navigation of the Remedy Partners Combination and (ii) a transaction bonus paid to Mr. Armbrester in recognition of the successful completion of the Remedy Partners Combination.
(4)The amounts reported in this column represent the aggregate grant date fair value of the incentive unit awards granted to the named executive officers during 2020, as calculated in accordance with FASB Accounting Standards Codification Topic 718. The assumptions used in calculating the grant date fair value of the incentive unit awards in this column are described in Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(5)Represents (i) for 2020, (A) awards earned by Messrs. Armbrester and Senneff pursuant to our 2020 Cash Incentive Plan, as described below under “—2020 Cash Bonuses” and (B) a bonus of 115% of target paid to Mr. Kendall in February 2021 in connection with his termination of employment with us, as described below under “—Executive severance arrangements”, and (ii) for 2019, (A) awards earned by Messrs. Armbrester and Senneff pursuant to our 2019 Cash Incentive Plan and (B) a performance bonus earned by Mr. Armbrester based on the achievement of predetermined first quarter 2019 EBITDA performance goals.
(6)The amounts in this column represent all other compensation paid to our NEOs in 2020, including (i) 401(k) matching contributions for Messrs. Armbrester and Senneff ($3,288 and $8,550 respectively);

(7) for Mr. Armbrester, $13,638 in Company-paid medical and dental premiums that are not made available to employees generally; and (iii) for Messrs. Armbrester, Senneff and Kendall, a COVID-19-related $100 incentive provided to all employees of the Company.

Employment arrangements

Employment agreements

We have entered into employment agreements with each of our named executive officers (described in further detail below) which generally include the officer’s base compensation, annual bonus opportunity, entitlement to participate in our health and welfare benefit plans and certain restrictive covenants and severance entitlements on qualifying terminations of employment.

Kyle Armbrester

Mr. Armbrester’s employment agreement provides for Mr. Armbrester’s employment, commencing no later than June 18, 2018, as our Chief Executive Officer. Under the employment agreement, which does not have a set employment term, Mr. Armbrester’s initial base salary was set at $600,000 (which may be increased, but not decreased). Mr. Armbrester is eligible to receive an annual performance-based cash bonus having a target opportunity of 100% of base salary and a maximum opportunity of 200% of base salary, payable based on the attainment of one or more performance goals established by the board of directors for the applicable calendar year and at the time designated by the board of directors (or a committee thereof), subject to Mr. Armbrester’s employment through such payment date (except as described below). In addition, the employment agreement provides for a grant of profits interests of which approximately (i) 48% service-vests in quarterly installments over the four-year period following Mr. Armbrester’s start date and (ii) 52% performance-vests based on New Mountain Capital’s achievement of specified multiples of cash-on-cash returns, the terms of which are described under “—Other Compensation Plans; Incentive Units” below. The employment agreement also provides for paid time-off consistent with those provided to other senior executives (with a minimum of four weeks per calendar year), participation in employee benefit plans made available to other executives and a lump sum cash signing bonus equal to $2,000,000.

In the event of a termination of Mr. Armbrester’s employment without Cause or if he resigns for Good Reason (each as defined in the employment agreement), he will be entitled to receive the following severance payments and benefits: (i) a cash payment equal to the sum of then-current base salary and target annual bonus, payable 50% in a lump sum and 50% in equal installments over 12 months, (ii) a lump sum pro-rata bonus for the year of termination (based on actual results for such year), payable at such time bonuses for the year are paid to other executives, (iii) continued participation in group health plans for 18 months at the same expense as if Mr. Armbrester’s employment had continued and (iv) the prior year’s earned but unpaid annual bonus. In the event of a termination without Cause or Mr. Armbrester’s resignation for Good Reason that occurs within 90 days prior to or at any time following a Company Sale (as defined in the employment agreement), Mr. Armbrester will receive (i) a cash payment equal to 150% of the sum of his then-current base salary and target annual bonus, which is payable in a lump sum if the termination occurs within two years after the Company Sale or is otherwise paid 50% in a lump sum and 50% in equal installments over 12 months, and (ii) continued participation in group health plans for 18 months at the same expense as if Mr. Armbrester’s employment had continued. Receipt of severance is subject to Mr. Armbrester’s execution and non-revocation of a release of claims.

Pursuant to his employment agreement, Mr. Armbrester is subject to certain restrictive covenants, including confidentiality (perpetual), non-competition (during employment and for 18 months post-termination), employee non-solicitation and non-hire (during employment and for 18 months post-termination), non-disparagement (mutual and perpetual), investigation cooperation (during employment and for 12 months post-termination) and assignment of intellectual property rights.

Steven Senneff

Mr. Senneff commenced employment with us on November 26, 2019, in connection with the closing of the Remedy Partners Combination. Mr. Senneff’s employment agreement, which was entered into prior to the Remedy Partners Combination, provides for Mr. Senneff’s employment as Chief Financial Officer of our subsidiary. Under the employment agreement, Mr. Senneff’s initial base salary was set at $500,000. Mr. Senneff is eligible to receive an annual cash bonus having a target opportunity of 80% of base salary, payable based on the attainment of performance goals established by the board of directors, subject to Mr. Senneff’s employment on the payment date (except as described below). In addition, the employment agreement provides for a grant of stock options equal to 1% of the equity of Remedy Partners (which were granted on June 10, 2019 and were converted into stock options to purchase shares of New Remedy Class A common stock, par value $0.001 (“New Remedy Class A Shares”) in connection with the Remedy Partners Combination). The employment agreement also provides for paid time-off consistent with those provided to other executives and managerial employees and participation in employee benefit plans in effect for similarly situated executives.

In the event of a termination of Mr. Senneff’s employment without Cause (as defined in the employment agreement), Mr. Senneff is entitled to receive as severance continued base salary payments for a period of 18 months. Receipt of severance is subject to Mr. Senneff’s execution and the effectiveness of a release of claims.

Pursuant to his employment agreement, Mr. Senneff is subject to certain restrictive covenants, including confidentiality (perpetual), non-competition (during employment and for 18 months post-termination), customer non-solicit (during employment and for 18 months post-termination), employee non-solicitation and non-hire (during employment and for 18 months post-termination), and assignment of intellectual property rights.

P. Tad Kendall

In November 2019, we entered into an employment agreement with Mr. Kendall which provided for Mr. Kendall’s employment commencement on November 11, 2019. The employment agreement provided that Mr. Kendall will serve as our Chief Revenue Officer. Under the employment agreement, Mr. Kendall’s initial base salary was set at $400,000 (which may be increased but not decreased). Mr. Kendall was eligible to receive an annual cash bonus having a target value of $350,000. In addition, Mr. Kendall received a sign-on bonus equal to $250,000 pursuant to his employment agreement. The employment agreement also provided for Mr. Kendall’s participation in employee benefit plans and perquisite and fringe benefit programs made generally available to other executives.

In the event of a termination of Mr. Kendall’s employment without Cause or if he resigns for Good Reason (each as defined in the employment agreement), Mr. Kendall was entitled to receive the following severance payments and benefits: (i) 12 months continued base salary payments, (ii) a lump sum pro-rata target bonus for the year of termination, payable at such time bonuses for the year are paid to other executives and (iii) the employer portion of the monthly premiums paid under our medical and dental benefit plans for up to 12 months. Receipt of severance is subject to Mr. Kendall’s execution and non-revocation of a release of claims, which he executed in February 2021.

Pursuant to his employment agreement, Mr. Kendall was subject to certain restrictive covenants, including confidentiality (perpetual), non-competition (during employment), customer non-solicit (during employment), employee non-solicit and non-hire (during employment and for 12 months post-termination), non-disparagement (perpetual) and assignment of intellectual property rights.

Mr. Kendall’s employment with us terminated effective February 1, 2021. Mr. Kendall will receive the severance payments and benefits described above under his employment agreement payable through February 2022. In addition, Mr. Kendall was paid his bonus amount equal to 115% of target for calendar year 2020 in February 2021.

Restrictive covenant agreements

Each of our NEOs is subject to restrictive covenants as described above under “Employment agreements.” In addition, pursuant to the terms of the substitute stock option agreement relating to the conversion of stock options to purchase New Remedy Class A Shares into stock options to purchase shares of our Class A common stock in connection with our initial public offering, Mr. Senneff remains subject to restrictive covenants regarding confidentiality (perpetual), non-competition (during employment and for 12 months post-termination), employee non-solicit and non-hire (during employment and for 12 months post-termination), customer non-solicit (during employment and for 12 months post-termination), assignment of intellectual property rights and non-disparagement (perpetual).

In connection with the commencement of employment with us, Messrs. Armbrester and Senneff executed a confidentiality, invention assignment and non-disclosure agreement, which provides for restrictions on confidentiality (perpetual), employee and customer non-solicit and non-hire (during employment and for 12 months post-termination), non-disparagement (perpetual) and assignment of intellectual property rights.

2020 Cash Bonuses

2020 Cash Incentive Plan

Our named executive officers were eligible to participate in our annual Cash Incentive Plan (“CIP”) for the plan year beginning January 1, 2020 and ending December 31, 2020 (the “2020 CIP”). Under the 2020 CIP, each of our NEOs had a target bonus that was assigned by our compensation committee. Bonuses under the 2020 CIP were payable based on the achievement of the following corporate performance goals: evaluations revenue (25%), non-evaluations revenue (20%), EBITDA (45%) and employee turnover (10%). For 2020, the target bonuses for each of our NEOs were as follows: (i) Mr. Armbrester, $600,000; (ii) Mr. Senneff, $400,000; and (iii) Mr. Kendall, $350,000. For 2020, the 2020 CIP bonuses for Messrs. Armbrester and Senneff were paid out at 200% of target; accordingly, the amounts actually paid were as follows: (i) Mr. Armbrester, $1,200,000; and (ii) Mr. Senneff, $800,000. In connection with his termination of employment with us, Mr. Kendall received a bonus of $402,500 (equal to 115% of target) under the 2020 CIP, as described below under “Executive severance arrangements.”

Outstanding equity awards at December 31, 2020

The following table sets forth information concerning outstanding equity awards for our named executive officers as of the end of our fiscal year ended December 31, 2020.

	Option Award				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(6)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(6)
Kyle Armbrester	7/12/2018(1)	—	—	—	—	—	22,031	$9,455,265	63,750	$26,206,488
	2/14/2020	—	—	—	—	—	94,315	$21,061,483	—	—
Steven Senneff	6/10/2019(3)	—	827,821	1,655,643	$3.01	6/10/2029	—	—	—	—
	2/14/2020(4)	—	—	—	—	—	12,143	$2,711,709	16,191	$2,990,316
P. Tad Kendall	2/14/2020(5)	—	—	—	—	—	23,696	$5,291,442	31,594	$5,128,970

(1)Reflects a grant of 122,500 Class B Incentive Units (as defined under “Incentive Units” below), of which 58,750 are subject to time-vesting in equal quarterly installments over four years beginning on May 9, 2018, and 63,750 are subject to performance-vesting based upon the aggregate cash-on-cash returns achieved by New Mountain Capital and its affiliates (with 29,375 Class B Incentive Units vesting upon the achievement of 2.0 times the applicable cash-on-cash return and an additional 34,375 Class B Incentive Units vesting upon the achievement 3.0 times the applicable cash-on-cash return). In connection with the Reorganization Transactions, these units were reclassified into common units of Cure Aggregator, LLC and will accelerate in full upon the occurrence of an Acceleration Event (as defined below). The terms of the units are described in more detail under “—Other compensation plans; Incentive Units” below.
(2)Reflects a grant of 181,085 Class C Incentive Units (as defined under “Incentive Units” below) subject to time-vesting over a four-year period beginning on January 1, 2019, with 25% vesting on January 1, 2020 and the remaining 75% in equal monthly installments over three years thereafter. In connection with the Reorganization Transactions, these units were reclassified into common units of Cure Aggregator, LLC and will accelerate in full upon the occurrence of an Acceleration Event (as defined below). The terms of the units are described in more detail under “—Other compensation plans; Incentive Units” below.
(3)Reflects a grant of nonqualified stock options (“NQSOs”) to purchase New Remedy Class A Shares having an exercise price of $3.01 per share, of which 1,103,762 are subject to time-vesting in equal annual installments on each of the first four anniversaries of March 14, 2019, and 1,655,643 are subject to performance-vesting based upon the achievement by New Mountain Capital and its affiliates of specified multiple of invested capital return milestones (with 50% vesting at a return of 2.0 times or greater and 100% at a return of 2.5 times or greater). In connection with the Reorganization Transactions, these NQSOs were converted into stock options to purchase shares of our Class A common stock and will accelerate in full upon the occurrence of a Change of Control (generally defined under the award agreements governing the NQSOs to include either a “Change of Control” of Signify Health or such time as New Mountain Capital and its affiliates cease to directly or indirectly control at least 25% of all classes of our common stock). The NQSOs are outstanding under the New Remedy Corp. Amended and Restated 2019 Equity Plan, which is described in more detail under “—Other compensation plans; New Remedy Corp. Amended and Restated 2019 Equity Plan” below.
(4)Reflects a grant of 32,381 Class C Incentive Units (as defined under “Incentive Units” below), of which 16,190.5 are subject to time-vesting in equal annual installments on each of the first four anniversaries of February 18, 2019, subject to his continued employment through the applicable vesting date, and 16,190.5 are subject to performance-vesting based upon the achievement of at least 1.75 times the applicable cash-on-cash returns by New Mountain Capital and its affiliates. In connection with the Reorganization Transactions, these units were reclassified into common units of Cure Aggregator, LLC and will accelerate in full upon the occurrence of an Acceleration Event. The terms of the units are described in more detail under “—Other compensation plans; Incentive Units” below.
(5)Reflects a grant of 63,188 Class C Incentive Units (as defined under “Incentive Units” below) of which 31,594 are subject to time-vesting in equal annual installments on each of the first four anniversaries of November 26, 2019, subject to continued employment through the applicable vesting date, and 31,594 are subject to performance-vesting based upon the achievement of at least 2.0 times the applicable cash-on-cash returns by New Mountain Capital and its affiliates. In connection with the Reorganization Transactions, these units were reclassified into common units of Cure Aggregator, LLC and will accelerate in full upon the occurrence of an Acceleration Event. The terms of the units are described in more detail under “—Other compensation plans; Incentive Units” below.
(6)Amounts reported are based on the appreciation in the value of Cure TopCo, LLC from and after the applicable grant date through the most recent valuation of Cure TopCo, LLC as of December 31, 2020.

Cash IPO Bonuses

In recognition of their extraordinary efforts and contributions to the success of our IPO, we paid cash bonuses to certain of our executive officers in an aggregate amount of $500,000, including a $250,000 bonus paid to Mr. Senneff.

Other compensation plans

Incentive Units

Prior to our IPO, our NEOs received awards in the form of Class B units and Class C units in Cure Aggregator, LLC (the “Class B Incentive Units” and “Class C Incentive Units,” respectively, and, collectively, the “Incentive Units”), which corresponded to Class B units and Class C units issued by Cure TopCo, LLC to Cure Aggregator, LLC. These Incentive Units were intended to be treated as “profits interests” for U.S. federal income tax purposes and had economic characteristics similar to stock appreciation rights. Therefore, the Incentive Units only had value to the extent there was an appreciation in the value of Cure TopCo, LLC above the applicable floor amount from and after the applicable grant date. In connection with the Reorganization Transactions, the Incentive Units were reclassified into common units of Cure Aggregator, LLC (with the corresponding Class B units and Class C units issued by Cure TopCo, LLC to Cure Aggregator, LLC reclassified into LLC Units of Cure TopCo, LLC (the “Reclassified Incentive Units”)) and remain subject to the vesting terms described below. In connection with the Reorganization Transactions, shares of Class B common stock were issued to each holder of Reclassified Incentive Units on a one-for-one basis to such holder’s Reclassified Incentive Units provided that such shares of Class B common stock are not entitled to any voting rights until such time as the Reclassified Incentive Units vest. Once vested, the holders of Reclassified Incentive Units have the ability, pursuant to the terms of the amended and restated limited liability company agreement of Cure Aggregator, LLC, to exchange their Reclassified Incentive Units for LLC Units of Cure TopCo, LLC and immediately thereafter have the right to require Cure TopCo, LLC to redeem their LLC Units for, at our election, either newly issued shares of Class A common stock on a one-for-one basis or a cash payment, pursuant to the terms of the Amended LLC Agreement. Should a holder of Reclassified Incentive Units choose to exchange their Reclassified Incentive Units for LLC Units and not immediately request a redemption of LLC Units, such holder will continue to hold the shares of Class B common stock received in connection with the Reorganization Transactions.

The Incentive Units granted to our NEOs included “time-vesting” awards subject to vesting terms based on the executive’s continued employment through the applicable vesting date (except as described below), as well as “performance-vesting” awards subject to the achievement of specified cash-on-cash returns received by New Mountain Capital and its affiliates based on its equity investment in Cure TopCo, LLC.

Mr. Armbrester received a grant of Class B Incentive Units, 48% of which were subject to time-vesting in equal quarterly installments over four years, subject to his continued employment through the applicable vesting date (except as described below), and 52% of which were subject to performance-vesting based on the achievement by New Mountain Capital and its affiliates of cash-on-cash returns (with 46% of the performance-vesting Incentive Units vesting at 2.0 times the applicable cash-on-cash return and the remaining 54% vesting at 3.0 times the applicable cash-on-cash return, subject to Mr. Armbrester’s continued employment through the applicable vesting date (except as described below)). Mr. Armbrester also received a grant of Class C Incentive Units on February 14, 2020 that were subject only to time-vesting over a four-year period from January 1, 2019, with 25% vesting on January 1, 2020 and the remaining 75% vesting in equal monthly installments over three-years thereafter, subject to Mr. Armbrester’s continued employment through each vesting date (except as described below). In the event of Mr. Armbrester’s termination of employment without Cause or if he resigns for Good Reason (each as defined in his employment agreement), his time-vesting and performance-vesting Class B Incentive Units would remain outstanding and eligible to vest during the 12-month period following the termination date. At the end of such 12-month period, any remaining unvested Incentive Units would be canceled and forfeited. Mr. Armbrester’s Class B and Class C Incentive Units were reclassified into Reclassified Incentive Units in connection with our IPO and remain subject to the same vesting terms described herein.

Mr. Senneff received a grant of Class C Incentive Units on February 14, 2020, 50% of which were subject to time-vesting in equal annual installments on each of the first four anniversaries of February 18, 2019, subject to his continued employment through the applicable vesting date (except as described below), and 50% of which were subject to performance-vesting based on the achievement by New Mountain Capital and its affiliates of cash-on-cash returns of at least 1.75 times the applicable cash-on-cash return and are subject to his continued employment through the applicable vesting date. Mr. Senneff’s Class C Incentive Units were reclassified into Reclassified Incentive Units in connection with our IPO and remain subject to the same vesting terms described herein.

Mr. Kendall received a grant of 63,188 Class C Incentive Units on February 14, 2020, 50% of which were subject to time-vesting in equal annual installments on each of the first four anniversaries of November 26, 2019, subject to his continued employment through the applicable vesting date (except as described below), and 50% of which were subject to performance-vesting based on the achievement by New Mountain Capital and its affiliates of cash-on-cash returns of at least 2.0 times the applicable cash-on-cash return subject to his continued employment through the applicable vesting date. Upon Mr. Kendall’s termination of employment, which was effective February 1, 2021, his performance-vesting Class C Incentive Units remained outstanding and eligible to vest during the 6-month period following the termination date. Mr. Kendall’s Class C Incentive Units were reclassified into Reclassified Incentive Units in connection with our IPO and remain eligible to vest during the 6-month period following his termination. At the end of such 6-month period, any remaining unvested Reclassified Incentive Units will be canceled and forfeited.

Upon the occurrence of an “Acceleration Event” (which is generally defined under the award agreements governing the Reclassified Incentive Units to include either a “Change of Control” of Signify Health or such time as New Mountain Capital and its affiliates cease to beneficially own at least 25% of all classes of our common stock), all outstanding time-based Reclassified Incentive Units will become fully vested, subject to the employee’s continued employment through such event. In addition, our compensation committee may, in its sole discretion, provide for the full acceleration of any portion of the Reclassified Incentive Units at any time and for any reason. On a termination of employment for any reason other than for Cause (as defined in the applicable award agreement), any unvested Reclassified Incentive Units will be forfeited, and on a termination of employment for Cause, all vested and unvested Reclassified Incentive Units are forfeited. Vested Reclassified Incentive Units are subject to a call right at a price equal to fair market value for 180 days following a termination of employment for any reason.
In connection with our IPO, we granted stock options to purchase shares of Class A common stock under our 2021 Long-Term Incentive Plan (described below) to certain holders of Reclassified Incentive Units in order to compensate such holders for the loss of leverage as a result of the reclassification of their Incentive Units into Reclassified Incentive Units and to retain employees following the offering. These stock options have an exercise price per share equal to the IPO price of $24 and will time-vest in equal annual installments over three years from the grant date. The aggregate number of shares of our Class A common stock covered by stock options that we granted to holders of Reclassified Incentive Units in connection with the offering was 872,500 shares, of which 600,000 shares were granted to certain non-NEO executive officers. No stock options were granted to our NEOs in connection with the offering.

2021 Long-Term Incentive Plan

Our 2021 Long-Term Incentive Plan (the “2021 Plan”) was approved by our stockholders and became effective in connection with our IPO. The 2021 Plan provides for the grant of equity-based awards to our employees, consultants, service providers and non-employee directors.

Administration. The 2021 Plan is administered by the compensation committee (the “Committee”) of our board of directors, unless another committee is designated by our board of directors. The Committee has the authority to, among other actions, determine eligible participants, the types of awards to be granted, the number of shares covered by any awards, the terms and conditions of any awards (and amend any terms and conditions) and the methods by which awards may be settled, exercised, cancelled, forfeited or suspended.

Shares Reserve; Adjustments. The maximum number of shares of our Class A common stock available for issuance under the 2021 Plan will not exceed 16,556,298 shares of our Class A common stock. The share pool will be increased on the first day of each year by the least of (i) 14,191,113 shares of our Class A common stock, (ii) 3% of the aggregate number of shares of our Class A common stock and Class B common stock outstanding (on a fully diluted basis) on the last day of the immediately preceding fiscal year and (iii) an amount determined by the board of directors. Any shares underlying substitute awards, shares remaining available for grant under a plan of an acquired company and awards (including pre-IPO awards (as defined in the 2021 Plan)) that are forfeited, cancelled, expired, terminated or are otherwise lapsed, in whole or in part, or are settled in cash or withheld by us in respect of taxes, will become available for future grant under our 2021 Plan.

In the event of certain changes in our corporate structure, including any extraordinary dividend or other distribution, recapitalization, stock split, reorganization, merger, consolidation, spin-off, or other similar corporate transaction or event affecting our common stock, or changes in applicable laws, regulations or accounting principles, the Committee will make appropriate adjustments to prevent undue enrichment or harm to the number and type of common shares subject to awards, and to the grant, purchase, exercise or hurdle price for any award.

Non-Employee Director Limits. Under the 2021 Plan, the maximum number of shares of our Class A common stock subject to an award granted during a single fiscal year to any non-employee director, taken together with any cash fees paid during the fiscal year, in respect to the director’s service as a member of our board of directors during such year, may not exceed $500,000 in total value. The independent directors may make exception to this limit for a non-executive chair of the board of directors, provided that the non-employee director receiving such additional compensation may not participate in the decision to award such compensation.

Stock Options. The 2021 Plan permits the grant of incentive stock options to employees and/or nonstatutory stock options to all eligible participants. The exercise price of stock options may not be less than the fair market value of our Class A common stock on the grant date, provided that if an incentive stock option is granted to a 10% stockholder, the exercise price may not be less than 110% of the fair market value of our Class A common stock.

Each stock option agreement will set forth the vesting schedule of the options and the term of the options, which may not exceed 10 years (or five years in the case of an incentive stock option granted to a 10% stockholder). The Committee will determine the method of payment of the exercise price. The Committee may provide in an applicable award agreement that, to the extent a stock option is not previously exercised as to all of the shares of our Common Stock subject thereto, and, if the fair market value of one share of our Class A common stock is greater than the exercise price then in effect, then the stock option shall be deemed automatically exercised immediately before its expiration.

Stock Appreciation Rights. The 2021 Plan permits the grant of stock appreciation rights, which entitle the holder to receive shares of our Class A common stock or cash having an aggregate value equal to the appreciation in the fair market value of our Class A common stock between the grant date and the exercise date, times the number of shares of our Class A common stock subject to the award. The exercise price of stock appreciation rights may not be less than the fair market value of our common stock on the date of grant. Each stock appreciation rights agreement will set forth the vesting schedule of the stock appreciation rights. The Committee may provide in an applicable award agreement that, to the extent a stock appreciation right is not previously exercised as to all of the shares of our Common Stock subject thereto, and, if the fair market value of one common share is greater than the exercise price then in effect, then the stock appreciation right shall be deemed automatically exercised immediately before its expiration.

Restricted Stock and Restricted Stock Units. The 2021 Plan permits the grant of restricted stock and restricted stock units. Restricted stock awards are grants of shares of our Class A common stock, subject to certain condition and restrictions as specified in the applicable award agreement. Restricted stock units represent the right to receive shares of our Class A common stock (or a cash amount equal to the value of our Class A common stock) on future specified dates. The Committee will determine the form or forms in which payment of the amount owing upon settlement of a restricted stock unit may be made.

Performance Awards. The 2021 Plan permits the grant of performance awards which are payable upon the achievement of performance goals determined by the Committee. The Committee may, in its discretion, increase or reduce the amount of a settlement otherwise to be made in connection with a performance award.

Other Cash-Based Awards and Other Stock-Based Awards. The 2021 Plan permits the grant of other cash-based and other stock-based awards, the terms and conditions of which will be determined by the Committee and specified in the applicable award agreement.

Minimum Vesting Requirements. Awards granted under the 2021 Plan are required to vest over a period at not less than one year from the grant date, provided that (i) the Committee may accelerate the vesting of awards or otherwise lapse the minimum vesting requirement upon a participant’s death or disability or upon a change in control and (ii) up to 5% of shares available for issuance under the 2021 Plan may be granted not subject to this requirement.

Separation from Service. In the event of a participant’s separation from service, as defined in the 2021 Plan, the Committee may determine the extent to which an award may be exercised, settled, vested, paid or forfeited prior to the end of a performance period, or the vesting, exercise or settlement of such award.

Change in Control. In the event of a change in control, as defined in the 2021 Plan, the Committee may take certain actions with respect to outstanding awards, including the continuation or assumption of awards, substitution or replacement of awards by a successor entity, acceleration of vesting and lapse of restrictions, determination of the attainment of performance conditions for performance awards or cancellation of awards in consideration of a payment.

Dissolution or Liquidation. In the event of the dissolution or liquidation of our Company, each award will be terminated immediately prior to the consummation of such action, unless otherwise determined by the Committee.

No Repricing. Except pursuant to an adjustment by the Committee permitted under the 2021 Plan, no action may directly or indirectly reduce the exercise or hurdle price of any award established at the time of grant without stockholder approval.

Plan Amendment or Suspension. The Committee has the authority to amend or suspend the 2021 Plan, provided that no such action may be taken without stockholder approval if the approval is necessary to comply with a tax or regulatory requirement or other applicable law for which the Committee deems it necessary or desirable to comply. No amendment may in general adversely and materially affect a participant’s rights under any award without such participant’s written consent.

Term of the Plan. No awards may be granted under the 2021 Plan after our board of directors terminates the plan, the maximum number of shares available for issuance has been issued or 10 years from the effective date, whichever is earlier.

2021 Employee Stock Purchase Plan

In January 2021, our board of directors approved an Employee Stock Purchase Plan (the “ESPP”) which will become effective on a date to be specified by the Committee in 2021. The ESPP will provide our employees and employees of participating subsidiaries with an opportunity to acquire a proprietary interest in our company through the purchase of shares of our Class A common stock. Initially, the ESPP will not be intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). From and after such date as the Committee, in its discretion, determines that the ESPP is able to satisfying the requirements under Section 423 of the Code and that it will operate the ESPP in accordance with such requirements, the ESPP will be intended to qualify as an “employee stock purchase plan” under Section 423 of the Code and the ESPP will be interpreted in a manner that is consistent with that intent.
Administration. Our ESPP will be administered by the Committee, which will have the authority to take any actions necessary or desirable for the administration of the ESPP, including adopting sub-plans applicable to particular participating subsidiaries or locations, which sub-plans may be designed to be outside the scope of Section 423 of the Code, or special rules applicable to participants in particular participating subsidiaries or particular locations. The Committee may change the minimum amounts of compensation (as defined in the ESPP) for payroll deductions, the frequency with which a participant may elect to change his or her rate of payroll deductions, the dates by which a participant is required to submit an enrollment form and the effective date of a participant’s withdrawal from the ESPP due to a termination or transfer of employment or change in employment status.

Shares Reserved. The maximum number of shares of our Class A common stock available for issuance under the ESPP will initially not exceed 4,730,371 shares of our Class A common stock. The share pool will be increased on the first day of each fiscal year in an amount equal to the lesser of (i) 4,730,371 shares of our Class A common stock and (ii) 1% of the aggregate number of shares of our Class A common stock and Class B common stock outstanding (on a fully diluted basis) on the last day of the immediately preceding fiscal year. The overall maximum shares of our Class A common stock that may be issued under the ESPP shall be 35,477,782 shares.

Eligibility. Unless otherwise determined by the Committee in a manner that is consistent with Section 423 of the Code, any employee of ours or a participating subsidiary who is customarily employed for at least 20 hours per week and more than five months in any calendar year is eligible to participate in an offering period, subject to the requirements of Section 423 of the Code. An eligible employee will not be granted an option if such grant would result in the employee owning 5% or more of the total combined voting power or value of all classes of our and our subsidiaries’ stock or if such grant would permit the employee to purchase our and our subsidiaries’ stock at a rate that exceeds $25,000 of the fair market value of the stock for each calendar year in which such option is outstanding at any time.

Offering Periods. Unless otherwise determined by the Committee, each offering period under the ESPP will have a duration of six months commencing on January 1 or June 1. The initial offering period under the ESPP will commence on a date to be specified by the Committee.

Participation. Participation in the ESPP is voluntary. Eligible employees may elect to participate in the ESPP by completing an enrollment form and submitting it in accordance with the enrollment procedures established by the Committee, upon which the employee authorizes payroll deductions from his or her paycheck on each payroll date during the offering period in an amount equal to at least 1% of his or her compensation.

Participants may decrease (but not increase) their rate of payroll deductions only once during an offering period (twice during the initial offering period) by submitting a new enrollment form which must be submitted at least fifteen (15) days before the purchase date (as defined in the ESPP). The deduction rate selected for an offering period will remain in effect for subsequent offering periods unless the participant (i) submits a new enrollment form authorizing a new rate of payroll deductions, (ii) withdraws from the ESPP or (iii) terminates employment or otherwise becomes ineligible to participate in the ESPP.

Grant and Exercise of Options. Each participant will be granted, on the first trading day of each offering period, an option to purchase, on the last trading day of the offering period, a number of shares of our Class A common stock determined by dividing the participant’s accumulated payroll deductions by the applicable purchase price. The purchase price for the option will equal to 85% of the fair market value of a share on the purchase date. A participant’s option will be exercised automatically on the purchase date to purchase the maximum number of whole shares of our Class A common stock that can be purchased with the amounts in the participant’s notional account. The maximum number of shares of our Class A common stock that may be purchased by all participants during a single offering period may not exceed 4,730,371 shares of our Class A common stock.

Withdrawal. Participants may withdraw from an offering at any time prior to the last day of the offering period by submitting a revised enrollment form indicating his or her election to withdraw at least fifteen (15) days before the purchase date. The accumulated payroll deductions held on behalf of the participant in his or her notional account will be paid to the participant promptly following receipt of the participant’s revised enrollment form indicating their election to withdraw, and the participant’s option will be automatically terminated.

Termination of Employment; Change in Employment Status; Transfer of Employment. On termination of a participant’s employment for any reason, or a change in the participant’s employment status following which the participant is no longer an eligible employee, the participant will be deemed to have withdrawn from the ESPP effective as of the date of such termination of employment or change in status, the accumulated payroll deductions remaining in the participant’s notional account will be returned to the participant, and the participant’s option will be automatically terminated.

Oversubscribed Offerings. If the Committee determines that, on a particular purchase date, the number of shares with respect to which options are to be exercised either exceeds the number of shares available under the ESPP or the Offering Period Limit, the shares will be allocated pro rata in a uniform manner as practicable and as the Committee deems equitable.

Adjustments Upon Changes in Capitalization; Corporate Transactions. In the event of any dividend or other distribution, recapitalization, stock split, reorganization, merger, consolidation, spin-off, combination, repurchase, or exchange of shares or other securities of our company or other change in our company’s structure affecting our Class A common stock, then in order to prevent dilution or enlargement of the benefits intended to be made available under the ESPP, the Committee will make equitable adjustments to the number and class of shares that may be issued under the ESPP, the purchase price per share, and the number of shares covered by each outstanding option.

In the event of a corporate transaction (as defined in the ESPP), each outstanding option will be assumed (or an equivalent option substituted) by the successor corporation or a parent or subsidiary of such successor corporation. If the successor corporation refuses to assume or substitute such option, the offering period will be shortened by setting a new purchase date on which the offering period will end. The new purchase date for the offering period will occur before the date of the corporate transaction.

Dissolution or Liquidation. Unless otherwise determined by the Committee, in the event of a proposed dissolution or liquidation of our company, any offering period in progress will be shortened by setting a new purchase date and the offering period will end immediately prior to the proposed dissolution or liquidation. Participants will be provided with written notice of the new purchase date and that the participant’s option will be exercised automatically on such date, unless before such time, the participant has withdrawn from the offering.

Amendment and Termination. The Committee may, in its sole discretion, amend, suspend or terminate the ESPP at any time and for any reason. The Committee may elect, upon termination of the ESPP, to terminate any outstanding offering period either immediately or once shares have been purchased on the next purchase date or permit the offering period to expire in accordance with its terms.

Signify Health, Inc. Amended and Restated 2019 Equity Incentive Plan

In connection with our IPO, the NQSOs outstanding under the New Remedy Corp. Amended and Restated 2019 Equity Incentive Plan were converted into stock options with respect to shares of our Class A common stock, with the number of shares and the exercise price adjusted on a proportionate basis. In addition, the plan was amended and restated (and renamed the Signify Health, Inc. Amended and Restated 2019 Equity Incentive Plan, (the “2019 Plan”)), to provide for the issuance of shares of our Class A common stock upon the exercise of stock options. As of the completion of our IPO, there were NQSOs outstanding under the 2019 Plan with respect to 3,745,910 shares of our Class A common stock having a weighted-average exercise price of $8.46 per share. No further grants will be made under the 2019 Plan.

The following description of the 2019 Plan provides a summary of its key terms as currently in effect.

Purpose of the 2019 Plan. The 2019 Plan is intended promote the interests of Signify Health and its affiliates by (i) attracting and retaining exceptional employees and directors of, and consultants and advisors to, Signify Health or its affiliates and (ii) enabling such individuals to acquire an equity interest in, and participate in the long-term growth and financial success of, Signify Health by providing for the grant of awards thereunder.
Administration of the 2019 Plan. Our compensation committee serves as the administrator of the 2019 Plan. The administrator has discretionary authority to interpret the 2019 Plan, determine eligibility for and grant awards thereunder, determine, modify or waive the terms and conditions of any award, determine the form of settlement of awards (whether in cash, shares of stock or other property), prescribe forms, rules and procedures relating to the plan and awards, and otherwise do all things necessary or desirable to carry out the purposes of the plan.

Shares subject to the 2019 Plan. The maximum number of our Class A common stock that may be issued in satisfaction of awards granted under the 2019 Plan is 3,745,910, which does not include shares withheld in payment of the exercise price of an option or in satisfaction of tax withholding requirements with respect to an option and by excluding any shares underlying awards that may be settled in cash or that expire, become unexerciseable, terminate or are forfeited to or repurchased by us without the issuance of shares.

Types of awards; eligibility. The 2019 Plan provides for the grant of stock options, which may be incentive stock options (“ISOs”) or NQSOs, stock appreciation rights (“SARs”), restricted stock, unrestricted stock, stock units (including RSUs), performance awards and other awards that are convertible into or otherwise base on stock to key employees, directors, consultants or advisors to Signify Health and its affiliates, subject to certain eligibility limitations under applicable tax rules.

Vesting. The administrator will determine the vesting terms of the applicable award. In addition, the administrator may accelerate the vesting or exercisability of an award, regardless of any adverse or potentially adverse tax or other consequences resulting from such acceleration.

Awards requiring exercise. The exercise price (or base value from which appreciation is to be measured) of each award requiring exercise may be no less than 100% of the fair market value of our Class A common stock on the date of grant (110% in the case of ISOs granted to a 10% stockholder within the meaning of Section 422(b)(6) of the Code). Awards, once granted, may only be repriced in accordance with the terms of the 2019 Plan. The maximum term of awards requiring exercise may not exceed 10 years from the date of grant (or 5 years in the case of an ISO granted to a 10% stockholder within the meaning of Section 422(b)(6) of the Code).

Dividend equivalents. The administrator may provide for the payment of amounts in lieu of cash dividends or other cash distributions with respect to stock subject to an award, whether or not the holder of such award is otherwise entitled to share in the actual dividend or distribution in respect of such award.

Effect of termination of service. Unless the administrator expressly provides otherwise, awards under the 2019 Plan will be subject to the following treatment upon a participant’s termination of service:

•Stock Options and SARs. In the event the participant’s service is terminated by us for Cause (as defined in the 2019 Plan), all stock options and SARs (whether or not vested) will immediately terminate. In the event the participant’s service is terminated due to death or disability, all stock options and SARs, to the extent exercisable, will remain exercisable for the lesser of (i) a period of six months or (ii) the applicable expiration date. In the event the participant’s service is terminated by us without Cause or by the participant for Good Reason (as defined in the 2019 Plan), all stock options and SARs, to the extent exercisable, will remain exercisable for the lesser of (i) a period of 60 days or (ii) the applicable expiration date. In the event the participant’s service is terminated for any other reason, all stock options and SARs will remain exercisable for the lesser of (i) a period of 30 days or (ii) the applicable expiration date.
•Other Awards. Except as set forth above with respect to stock options and SARs, upon the cessation of a participant’s employment each award requiring exercise held by such participant, if any, will cease to be exercisable and will terminate, and all other awards held by such participant, if any, to the extent not already vested will be forfeited.

Effect of a covered transaction. In the event of a Covered Transaction (as defined in the 2019 Plan, and which included the Reorganization Transactions) the administrator may provide for (i) the assumption or continuation of outstanding awards; (ii) the substitution of awards; (iii) the cash-out of outstanding awards; or (iv) the acceleration of outstanding awards, in full or in part.

Effect of changes in and distributions with respect to stock. In the event of a stock dividend, stock split or combination of our Class A common stock (including a reverse stock split), recapitalization or other change in our capital structure that constitutes an equity restructuring within the meaning of the accounting rules, the administrator will make appropriate adjustments to the maximum number of our Class A common stock that may be issued under the 2019 Plan and will make appropriate adjustments to outstanding awards. The administrator may also make adjustments to take into account distributions to stockholders other than those described above, or any other event, if the administrator determines that adjustments are appropriate to avoid distortion in the operation of the 2019 Plan.

Clawback. The administrator may provide that outstanding awards (whether or not vested or exercisable) and the proceeds for the exercise or disposition of awards or stock acquired under awards will be subject to forfeiture and disgorgement to us if a participant violates (i) a non-competition, non-solicitation, confidentiality or other restrictive covenant, or (ii) any policy of Signify Health or our affiliates applicable to the participant that provides for forfeiture or disgorgement with respect to incentive compensation that includes awards under the 2019 Plan.

Repurchase option. Upon a termination of employment of a participant for any reason, we will have the right to purchase all or any portion of our Class A common stock received by the participant in respect of an award during the one year period following the later of (a) the date of the termination and (b) six months plus one day after the date of the acquisition of the applicable shares. In the event we become aware that the participant breached certain restrictive covenants within two years of the termination date, such period will be extended to two years following the date we become aware of such breach.

Amendment and termination. As of our IPO, no further awards may be made under the 2019 Plan. Previously granted awards may continue beyond the date of our IPO in accordance with the terms of such awards. The 2019 Plan may be terminated and the 2019 Plan or outstanding awards may be amended by the administrator, provided that no termination or amendment may, without the consent of a participant, adversely and materially affect the participant’s rights under such award, unless the administrator reserved the right to do so at the time the award was granted. Any amendments to the plan will be conditioned upon stockholder approval if required by law or applicable stock exchange requirements.

Governing law. The 2019 Plan is construed and enforced in accordance with the law of the State of Delaware.

Cure TopCo, LLC Synthetic Equity Plan

Certain of our non-executive officer key employees held synthetic equity units in Cure TopCo, LLC (the “SEUs”), which were cash-based awards that tracked the value of the Class C Incentive Units, and therefore only had value to the extent there was an appreciation in the value of Cure TopCo, LLC above the applicable floor amount from and after the applicable grant date. In connection with the Reorganization Transactions, the SEUs were reclassified into synthetic common units of Cure TopCo, LLC (the “Reclassified SEUs”) in the same manner as described under “—Incentive Units” above, and remain subject to the vesting terms described below. Upon vesting, the Reclassified SEUs are settled by payment of a cash amount based on the 30-day volume weighted average price per share of our Class A common stock.

The SEUs are comprised of 50% “time-vesting” awards that vest in equal quarterly installments over four years, subject to the employee’s continued employment through the applicable vesting date (except as described below), and of 50% “performance-vesting” awards that vest based on the achievement by New Mountain Capital and its affiliates of at least 2.0 times the applicable cash-on-cash return. In the event of the employee’s termination of employment without Cause (as defined in the applicable award agreement), any unvested Reclassified SEUs will be forfeited and any vested Reclassified SEUs to the extent not already settled, will be cashed out. In the event of the employee’s termination of employment for Cause, any vested Reclassified SEUs that have not yet been settled will be forfeited.

Upon the occurrence of an “Acceleration Event” (which is generally defined under the award agreements governing the Reclassified SEUs to include either a “Change of Control” of Signify Health or such time as New Mountain Capital and its affiliates cease to beneficially own at least 25% of all classes of our common stock), all outstanding time-based Reclassified SEUs will become fully vested, subject to the employee’s continued employment through such event.

In connection with our IPO, we granted synthetic shares of our Class A common stock under our 2021 Plan (described above) to holders of Reclassified SEUs in order to compensate such holders for the loss of leverage as a result of the reclassification of their SEUs into Reclassified SEUs and to retain these employees following the IPO. These synthetic shares have a hurdle price that is equal to the IPO price per share of $24, time-vest in equal annual installments over three years from the grant date and will settle in cash upon vesting based on the 30-day volume weighted average price per share of our Class A common stock. The aggregate number of synthetic shares of our Class A common stock covered by these awards is 355,725 synthetic shares.

Retirement Benefits

We maintain a tax-qualified defined contribution plan (the “Signify 401(k) Plan”), under which employees of Signify Health and legacy Remedy Partners employees, including our named executive officers, are eligible to participate. Under the Signify 401(k) Plan, participants may defer a portion of their annual compensation on a pre-tax basis. In addition, we make a matching contribution of 50% of an employee’s contributions up to 6% of eligible compensation.

We do not provide a pension plan for employees and none of our named executive officers participates in a nonqualified deferred compensation plan.

Executive Severance Arrangements

Our NEOs are entitled to severance benefits under their respective employment agreements, as described under “—Employment arrangements—Employment agreements,” above. In connection with his termination of employment, Mr. Kendall will receive the following severance payments and benefits: (i) 12 months continued base salary payments, (ii) a bonus equal to 115% of target for 2020 (paid in February 2021); (iii) a lump sum pro-rata target bonus for 2021; and (iv) the employer portion of the monthly premiums paid under our medical and dental benefit plans for up to 12 months. In addition, Mr. Kendall’s outstanding performance-vesting Incentive Units will remain outstanding and eligible to vest for six months post-termination (and will be canceled and forfeited if they remain unvested at the end of such 6-month period).

Director Compensation

The following table sets forth information concerning the compensation earned by each of our non-employee directors during the fiscal year ended December 31, 2020.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Matthew S. Holt	—	—	—	—	—
Vigniesh M. Aier	—	—	—	—	—
Mark Caputo	—	—	—	—	—
Brett Carlson(4)	—	—	—	255,000	255,000
Taj J. Clayton	46,212	116,834	—	—	163,046
Brandon H. Hull	500,000	—	—	—	500,000
Michael A. Krupka	—	—	—	—	—
Kevin M. McNamara	—	—	—	247,026	247,026
Albert A. Notini	—	—	—	—	—
Kyle B. Peterson	—	—	—	—	—
Vivian E. Riefberg	94,643	89,127	—	—	183,770
Stephen F. Wiggins	—	—	—	—	—

(1)No compensation was paid to Messrs. Holt, Aier, Caputo, Krupka, Notini, Peterson or Wiggins in 2020. Messrs. Caputo, Carlson and Krupka resigned from service on our board of directors, effective January 12, 2021.
(2)The amounts reported in this column represent the aggregate grant date fair value of the incentive unit awards granted to the directors during 2020, as calculated in accordance with FASB Accounting Standards Codification Topic 718. The assumptions used in calculating the grant date fair value of the incentive unit awards in this column are described in Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The aggregate number of stock awards outstanding for each of our non-employee directors as of December 31, 2020 was: Mr. Clayton, 1,544 Class C Incentive Units; Mr. Hull, 40,000 Class B Incentive Units; Mr. McNamara, 40,000 Class B Incentive Units; and Ms. Riefberg, 1,544 Class C Incentive Units. No other non-employee director held any outstanding stock awards as of such date.
(3)The aggregate number of option awards outstanding for each of our non-employee directors as of December 31, 2020 was: Mr. Carlson, 1,351,045 options; and Mr. Wiggins, 563,500 options. No other non-employee director held any outstanding options as of such date.

(4)The amounts in this column include (i) $255,000 in consulting fees paid to Mr. Carlson and (ii) $246,926 in All compensation payable to Mr. Carlson in his capacity as a director of the Company was paid to Eir Partners, LLC (“Eir”), a company founded by Mr. Carlson and for which he serves as Chief Executive Officer.

For the year ended December 31, 2020, we did not maintain a director compensation program or policy in which our non-employee directors participated. Rather, certain of our non-employee directors, Messrs. Carlson (who no longer serves on our board of directors, effective January 12, 2021), Hull and McNamara, received compensation pursuant to individual arrangements with us. The agreement for Mr. Carlson was entered into between us and Eir, with Mr. Carlson serving as Eir’s representative on our board. The arrangements with our non-employee directors in 2020 generally provided for the following payments:

Cash. Messrs. Carlson, Hull and McNamara were entitled to annual cash payments in the following amounts: (i) Mr. Carlson, $180,000, (ii) Mr. Hull, $500,000 and (iii) Mr. McNamara, $225,000. Cash fees paid to Messrs. Carlson and McNamara were primarily for their services as our consultants, while fees paid to Mr. Hull are primarily for services as a member of our board.

Equity awards. In 2020, Mr. Clayton and Ms. Riefberg each received a one-time grant of 772 time-vesting and 772 performance-vesting Class C Incentive Units. In addition, in 2018, Messrs. Hull and McNamara each received a one-time grant of 16,000 time-vesting and 24,000 performance-vesting Class B Incentive Units. The terms of these Incentive Units are generally consistent with those described under “Incentive Units” above.

Benefits. Pursuant to his consulting arrangement, Mr. McNamara is entitled to reimbursement for annual premiums on life, accidental death and dismemberment, short-term disability and medical insurance.

In January 2021, our board approved a non-employee director compensation policy pursuant to which each of our non-employee directors are eligible to receive annual compensation for their services on our board. The directors are eligible to receive an annual cash retainer of $60,000, plus additional annual cash compensation for service as non-executive chair or as a chair or member of a committee of our board, as follows: Board Chair: $100,000; Audit Committee Chair: $25,000; Audit Committee Member: $12,500; Compensation Committee Chair: $20,000; Compensation Committee Member: $10,000; Corporate Development Committee Chair: $20,000; Corporate Development Committee Member: $10,000; Nominating and Corporate Governance Committee Chair: $15,000; and Nominating and Corporate Governance Committee Member: $7,500. The annual cash compensation is payable in quarterly installments in arrears. Non-employee directors will have the opportunity to elect to receive restricted stock units under the 2021 Plan in lieu of the annual cash retainer.

The non-employee directors will also be eligible to receive the following equity-based compensation in the form of restricted stock units with respect to shares of our Class A common stock granted pursuant to the 2021 Plan:

•an initial grant in the amount of $190,000, vesting after one year, to be made to new directors who join our board; and
•an annual grant in the amount of $190,000, vesting after one year, to be made on or about the date of our annual stockholder meeting, beginning with the annual meeting that occurs during the 2022 fiscal year.

In addition, in connection with our initial public offering, each of our non-employee directors serving as a member of our board on the effective date of such offering received a grant of restricted stock units in the amount of $190,000, vesting one year after the grant date. Non-employee directors had the opportunity to elect to defer settlement of their restricted stock units for a period of 5 or 10 years, or upon a separation from service. Mr. McNamara elected to defer settlement of his restricted stock units until a separation from service and was the only non-employee director who made such an election.

All board compensation paid to any non-employee director who is an employee New Mountain Capital will be paid to New Mountain Capital, pursuant to an agreement entered into between the company and the director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 1, 2021 for:

•each person or group whom we know to own beneficially more than 5% of our common stock:
•each of the directors and named executive officers individually:
•all directors and executive officers as a group.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable pursuant to stock options that are exercisable within 60 days of March 1, 2021. Unless otherwise indicated, the address for each listed stockholder is c/o Signify Health, Inc., 800 Connecticut Avenue, Norwalk, CT 06854. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

Subject to the terms of the Amended LLC Agreement, LLC Units are redeemable or exchangeable for shares of our Class A common stock on a one-for-one basis. Corresponding shares of Class B common stock will be canceled on a one-for-one basis if LLC Units are redeemed or exchanged pursuant to the terms of the Amended LLC Agreement. Beneficial ownership of shares of our Class A common stock reflected in this table does not include beneficial ownership of shares of our Class A common stock for which such LLC Units may be redeemed or exchanged.

Name of Beneficial Owner	Class A Common Stock Beneficially Owned(1)		Class B Common Stock Beneficially Owned(2)		Percentage of Combined Voting Power(3)
	Number	Percentage	Number	Percentage

5% stockholders
Pre-IPO LLC Members affiliated with New Mountain Capital (4)	96,709,693	57.6%	42,905,113	74.5%	61.9%

Directors and executive officers
Kyle Armbrester(5)	13,900	*	2,694,414	4.7%	1.2%
Steven Senneff	210,328	*	126,744	*	*
Adam McAnaney	37,628	*	3,021	*	*
Marc Rothman, MD	1,000	*	—	*	*
Peter Boumenot	—	*	35,394	*	*
David Pierre	13,200	*	251,184	*	*
Josh Builder	—	*	—	*	*
Laurel Douty	10,000	*	18,130	*	*
Taj J. Clayton	—	*	—	*	*
Matthew S. Holt	—	*	—	*	*
Brandon H. Hull	13,900	*	309,150	*	*
Kevin M. McNamara	—	*	591,025	1.0%	*
Albert A. Notini	—	*	—	*	*
Kyle B. Peterson	—	*	—	*	*
Vivian E. Riefberg	13,900	*	3,021	*	*
Stephen F. Wiggins(6)	7,885,619	4.7%	—	*	3.5%

All Directors and Officers as a group	8,199,475	4.9%	4,032,083	7.0%	5.4%

* Less than 1%.

(1) Calculated as the number of shares of Class A common stock owned, divided by the amount of Class A common stock outstanding of 167,783,464 as of March 1, 2021.

(2) Calculated as the number of shares of Class B common stock owned, divided by the amount of Class B common stock outstanding of 57,613,676 as of March 1, 2021. Excludes shares of Class B common stock issued to holders of common units in Cure Aggregator, LLC that are unvested and do not have any voting rights.

(3) Calculated as the sum of the number of shares of common stock owned, divided by the amount of common stock outstanding of 225,397,140 as of March 1, 2021.

(4) The general partner of New Mountain Partners V (AIV-C), L.P. is New Mountain Investments V, L.L.C. and the manager of New Mountain Partners V (AIV-C), L.P. is New Mountain Capital, L.L.C. Steven B. Klinsky is the managing member of New Mountain Investments V, L.L.C. Matthew S. Holt, Albert A. Notini and Kyle B. Peterson, each members of our Board of Directors, are members of New Mountain Investments V, L.L.C. New Mountain Investments V, L.L.C. has decision-making power over the disposition and voting of shares of portfolio investments of New Mountain Partners V (AIV-C), L.P. New Mountain Capital, L.L.C. also has voting power over the shares of portfolio investments of New Mountain Partners V (AIV-C), L.P. Steven B. Klinsky, as the managing member of New Mountain Investments V, L.L.C., has voting and investment power over the shares held by New Mountain Investments V, L.L.C. The managing member of New Mountain Capital, L.L.C. is New Mountain Capital Group, L.P. The general partner of New Mountain Capital Group, L.P. is NM Holdings GP, L.L.C. Steven B. Klinsky is the managing member of NM Holdings GP, L.L.C. Since (a) New Mountain Investments V, L.L.C. has decision-making power over New Mountain Partners V (AIV-C), L.P. and (b) New Mountain Capital, L.L.C. has voting power over the shares of portfolio investments of New Mountain Partners V (AIV-C), L.P., Mr. Klinsky may be deemed to beneficially own the shares that New Mountain Partners V (AIV-C), L.P. holds of record or may be deemed to beneficially own. Messrs. Klinsky, Holt, Notini and Peterson, New Mountain Investments V, L.L.C. and New Mountain Capital, L.L.C. expressly disclaim beneficial ownership over the shares held by New Mountain Partners V (AIV-C), L.P. The address of each of the foregoing is c/o New Mountain Capital, L.L.C., 1633 Broadway, 48th Floor, New York, New York 10019.

(5) Includes the equivalent Class A shares for 1,260,625 Class C LLC units in Cure Aggregator, LLC owned by Philippa Armbrester 2020 Irrevocable Trust and 97,887 Class C LLC units and 945,967 Class B LLC units in Cure Aggregator, LLC owned by the Kyle and Philippa Armbrester Family Trust.

(6) Consists of 7,881,571 shares of Class A common stock beneficially owned directly by Mr. Wiggins and 4,048 shares of Class A common stock beneficially owned by RP Special Situations LLC, an entity controlled by Mr. Wiggins.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

We describe below transactions and series of similar transactions, during our last three fiscal years or currently proposed, to which we were a party or will be a party, in which:

•the amounts involved exceeded or will exceed $120,000; and
•any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock had or will have a direct or indirect material interest.

Other than as described below, there have not been, nor are there any currently proposed, transactions or series of similar transactions meeting this criteria to which we have been or will be a party other than compensation arrangements, which are described where required under “Management—Board structure” and “Executive and director compensation.”

Reorganization Agreement

In connection with the Reorganization Transactions, we entered into a reorganization agreement and related agreements with Cure TopCo and each of the Pre-IPO LLC Members.

The table below sets forth the consideration in LLC Units and Class B common stock received by our directors, officers and 5% equity holders in the Reorganization Transactions:

Class B Common Stock and LLC Units Issued in the Reorganization Transactions(1)(2)

Name	Number
Certain Pre-IPO LLC Members affiliated with New Mountain Capital	42,905,113
Kyle Armbrester	2,694,414
Steven Senneff	126,744
Adam McAnaney	3,021
Peter Boumenot	35,394
David Pierre	251,184
Laurel Douty	18,130
Brandon H. Hull	309,150
Kevin M. McNamara	591,025
Vivian E. Riefberg	3,021
(1)    Certain of our directors and officers indirectly hold their interests in Cure TopCo through common units of Cure Aggregator. The number of LLC Units includes the number of LLC Units held by Cure Aggregator on behalf of such directors and officers on a one-for-one basis with each director’s and officer’s interests in Cure Aggregator that have vested.
(2)    Includes Class B common stock in respect of common units of Cure Aggregator that will vest within 60 days of March 1, 2021.

Amended and Restated Cure TopCo, LLC Agreement

In connection with the Reorganization Transactions, Signify Health, Cure TopCo and each of the Continuing Pre-IPO LLC Members entered into the Amended LLC Agreement. We operate our business through Cure TopCo. Pursuant to the terms of the Amended LLC Agreement, so long as the Continuing Pre-IPO LLC Members continue to own any LLC Units or securities redeemable or exchangeable into shares of our Class A common stock, we will not, without the prior written consent of such holders, engage in any business activity other than the management and ownership of Cure TopCo or own any assets other than securities of Cure TopCo and/or any cash or other property or assets distributed by or otherwise received from Cure TopCo, unless we determine in good faith that such actions or ownership are in the best interest of Cure TopCo.

As the sole managing member of Cure TopCo, we have control over all of the affairs and decision making of Cure TopCo. As such, through our officers and directors, we are responsible for all operational and administrative decisions of Cure TopCo and the day-to-day management of Cure TopCo’s business. We will fund any dividends to our stockholders by causing Cure TopCo to make distributions to the holders of LLC Units and us, subject to the limitations imposed by our debt agreements.

The holders of LLC Units will generally incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of Cure TopCo. Net profits and net losses of Cure TopCo will generally be allocated to its members pro rata in accordance with the percentages of their respective ownership of LLC Units. The Amended LLC Agreement provides for pro rata cash distributions to the holders of LLC Units for purposes of funding their tax obligations in respect of the taxable income of Cure TopCo that is allocated to them. Generally, these tax distributions will be computed based on Cure TopCo’s estimate of the net taxable income of Cure TopCo allocable to each holder of LLC Units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident of New York, New York (taking into account the non-deductibility of certain expenses and the character of our income). As a result of (i) potential differences in the amount of net taxable income allocable to us and the other LLC Unit holders, (ii) the lower tax rate applicable to corporations than individuals and (iii) the use of an assumed tax rate in calculating Cure TopCo’s distribution obligations, we may receive tax distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement.

Except as otherwise determined by us, if at any time we issue a share of our Class A common stock, the net proceeds received by us with respect to such share, if any, shall be concurrently invested in Cure TopCo and Cure TopCo shall issue to us one LLC Unit, unless such share was issued by us solely to fund the purchase of an LLC Unit from a holder of LLC Units (upon an election by us to exchange such LLC Unit in lieu of redemption following a redemption request by such holder of LLC Units), in which case such net proceeds shall instead be transferred to the selling holder of LLC Units as consideration for such purchase, and Cure TopCo will not issue an additional LLC Unit to us. Similarly, except as otherwise determined by us, (i) Cure TopCo will not issue any additional LLC Units to us unless we issue or sell an equal number of shares of our Class A common stock and (ii) should Cure TopCo issue any additional LLC Units to the Continuing Pre-IPO LLC Members or any other person, we will issue an equal number of shares of our Class B common stock to such Continuing Pre-IPO LLC Members or any other person; provided, that, in the case of LLC Units issued to Cure Aggregator, Class B common stock will be issued directly to the holders of Reclassified Incentive Units. Conversely, if at any time any shares of our Class A common stock are redeemed, purchased or otherwise acquired by us, Cure TopCo will redeem, purchase or otherwise acquire an equal number of LLC Units held by us, upon the same terms and for the same price per security, as the shares of our Class A common stock are redeemed, purchased or otherwise acquired. In addition, Cure TopCo will not effect any subdivision (by any unit split, unit distribution, reclassification, reorganization, recapitalization or otherwise) or combination (by reverse unit split, reclassification, reorganization, recapitalization or otherwise) of the LLC Units unless it is accompanied by a substantively identical subdivision or combination, as applicable, of each class of our common stock, and we will not effect any subdivision or combination of any class of our common stock unless it is accompanied by a substantively identical subdivision or combination, as applicable, of the LLC Units.

Under the Amended LLC Agreement, the holders of LLC Units (other than us) have the right (subject to the terms of the Amended LLC Agreement), to require Cure TopCo to redeem all or a portion of their LLC Units for, at our election, newly-issued shares of Class A common stock on a one-for-one basis or a cash payment equal to the volume weighted average market price of one share of our Class A common stock for each LLC Unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications). If we decide to make a cash payment, the holder of an LLC Unit has the option to rescind its redemption request within a specified time period. Upon the exercise of the redemption right, the redeeming member will surrender its LLC Units to Cure TopCo for cancellation. The Amended LLC Agreement requires that we contribute cash or shares of our Class A common stock to Cure TopCo in exchange for an amount of newly-issued LLC Units in Cure TopCo equal to the number of LLC Units redeemed from the holders of LLC Units. Cure TopCo will then distribute the cash or shares of our Class A common stock to such holder of an LLC Unit to complete the redemption. In the event of a redemption request by a holder of an LLC Unit, we may, at our option, effect a direct exchange of cash or Class A common stock for LLC Units in lieu of such a redemption. Whether by redemption or exchange, we are obligated to ensure that at all times the number of LLC Units that we own equals the number of shares of Class A common stock issued by us (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities). Shares of Class B common stock will be canceled on a one-for-one basis if we, following a redemption request of a holder of an LLC Unit, redeem or exchange LLC Units of such holder of an LLC Unit pursuant to the terms of the Amended LLC Agreement.

The Amended LLC Agreement provides that, in the event that a tender offer, share exchange offer, issuer bid, take-over bid, recapitalization or similar transaction with respect to our Class A common stock is proposed by us or our stockholders and approved by our board of directors or is otherwise consented to or approved by our board of directors, the holders of LLC Units (other than holders of unvested Reclassified Incentive Units indirectly holding LLC Units through Cure Aggregator) will be permitted to participate in such offer by delivery of a notice of redemption or exchange that is effective immediately prior to the consummation of such offer. In the case of any such offer proposed by us, we are obligated to use our reasonable best efforts to enable and permit the holders of LLC Units to participate in such offer to the same extent or on an economically equivalent basis as the holders of shares of our Class A common stock without discrimination. In addition, we are obligated to use our reasonable best efforts to ensure that the holders of LLC Units may participate in each such offer without being required to redeem or exchange LLC Units.

The Amended LLC Agreement provides that, except for transfers to us as provided above or to certain permitted transferees, the LLC Units and shares of Class B common stock may not be sold, transferred or otherwise disposed of.

Subject to certain exceptions, Cure TopCo will indemnify all of its members and their officers and other related parties, against all losses or expenses arising from claims or other legal proceedings in which such person (in its capacity as such) may be involved or become subject to in connection with Cure TopCo’s business or affairs or the Amended LLC Agreement or any related document.

Cure TopCo may be dissolved upon (i) the determination by us to dissolve Cure TopCo or (ii) any other event which would cause the dissolution of Cure TopCo under the Delaware Limited Liability Company Act, unless Cure TopCo is continued in accordance with the Delaware Limited Liability Company Act. Upon dissolution, Cure TopCo will be liquidated and the proceeds from any liquidation will be applied and distributed in the following manner: (a) first, to creditors (including creditors who are members or affiliates of members) in satisfaction of all of Cure TopCo’s liabilities (whether by payment or by making reasonable provision for payment of such liabilities, including the setting up of any reasonably necessary reserves) and (b) second, to the members in proportion to their vested LLC Units.

Tax Receivable Agreement

We acquired certain favorable tax attributes from the Blocker Companies in the Mergers. In addition, future taxable redemptions or exchanges by the Continuing Pre-IPO LLC Members of LLC Units for shares of our Class A common stock or cash and the IPO Contribution, as well as other transactions described herein, are expected to result in favorable tax attributes for us. These tax attributes would not be available to us in the absence of those transactions and are expected to reduce the amount of tax that we would otherwise be required to pay in the future.

We are a party to the Tax Receivable Agreement with the TRA Parties, under which we generally are required to pay to the TRA Parties, in the aggregate, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of (i) certain favorable tax attributes we acquired from the Blocker Companies in the Mergers (including net operating losses, the Blocker Companies’ allocable share of existing tax basis and refunds of Blocker Company taxes attributable to pre-Merger tax periods), (ii) increases in our allocable share of existing tax basis and tax basis adjustments that may result from (x) future redemptions or exchanges of LLC Units by Continuing Pre-IPO LLC Members for cash or Class A common stock, (y) the IPO Contribution and (z) certain payments made under the Tax Receivable Agreement and (iii) deductions in respect of interest and certain compensatory payments made under the Tax Receivable Agreement. The payment obligations under the Tax Receivable Agreement are our obligations and not the obligations of Cure TopCo.

We expect that the payments we will be required to make under the Tax Receivable Agreement will be substantial. The tax attributes available to us as a result of the Mergers and our allocable share of existing tax basis are expected to result in tax savings of approximately $56.0 million. We are required to pay the TRA Parties approximately 85% of such amount, or $47.6 million, over the 15-year period from the date of the IPO. Further, assuming no material changes in relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we expect that the tax savings associated with all tax attributes described above would aggregate to approximately $509.1 million over 15 years from the date of the completion of the IPO, based on the IPO price of $24.00 per share of Class A common stock, and assuming all LLC Units were redeemed or exchanged on the date of the IPO. Under this scenario, we would be required to pay the TRA Parties approximately 85% of such amount, or $432.8 million, over the 15-year period from the date of the completion of the IPO. The actual amounts we are required to pay may materially differ from these hypothetical amounts, because potential future tax savings that we will be deemed to realize, and the Tax Receivable Agreement payments made by us, will be calculated based in part on the market value of our Class A common stock at the time of each redemption or exchange of an LLC Unit for cash or a share of Class A common stock and the prevailing applicable federal tax rate (plus the assumed combined state and local tax rate) applicable to us over the life of the Tax Receivable Agreement and will depend on our generating sufficient taxable income to realize the tax benefits that are subject to the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are not conditioned on our existing owners’ continued ownership of us.

Payments under the Tax Receivable Agreement are based on the tax reporting positions we determine, and the IRS or another tax authority may challenge all or a part of the deductions, existing tax basis, tax basis increases, NOLs or other tax attributes subject to the Tax Receivable Agreement, and a court could sustain such challenge. Payments we are required to make under the Tax Receivable Agreement generally will not be reduced as a result of any taxes imposed on us, Cure TopCo or any direct or indirect subsidiary thereof that are attributable to a tax period (or portion thereof) ending on or before the Mergers, the IPO Contribution or the date of the completion of the IPO. Further, the TRA Parties will not reimburse us for any payments previously made if such tax attributes are subsequently disallowed, except that any excess payments made to a TRA Party will be netted against future payments otherwise to be made to such TRA Party under the Tax Receivable Agreement, if any, after our determination of such excess. In addition, the actual state or local tax savings we may realize may be different than the amount of such tax savings we are deemed to realize under the Tax Receivable Agreement, which will be based on an assumed combined state and local tax rate applied to our reduction in taxable income as determined for U.S. federal income tax purposes as a result of the tax attributes subject to the Tax Receivable Agreement. In both such circumstances, we could make payments to the TRA Parties that are greater than our actual cash tax savings and we may not be able to recoup those payments, which could negatively impact our liquidity. The Tax Receivable Agreement provides that (1) in the event that we breach any of our material obligations under the Tax Receivable Agreement, (2) at the election of the TRA Parties upon certain changes of control or (3) if, at any time, we elect an early termination of the Tax Receivable Agreement, our obligations under the Tax Receivable Agreement (with respect to all LLC Units, whether or not LLC Units have been exchanged or acquired before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the tax deductions, tax basis and other tax attributes subject to the Tax Receivable Agreement. The change of control provisions in the Tax Receivable Agreement may result in situations where the Pre-IPO LLC Members have interests that differ from or are in addition to those of our other stockholders.

Finally, because we are a holding company with no operations of our own, our ability to make payments under the Tax Receivable Agreement depends on the ability of Cure TopCo to make distributions to us. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, which could negatively impact our results of operations and could also affect our liquidity in periods in which such payments are made.

Registration Rights Agreement

In connection with the IPO, we entered into a registration rights agreement with certain of the Pre-IPO LLC Members, including New Mountain and one of our directors, Stephen Wiggins. At any time beginning 180 days following the closing of the IPO, subject to several exceptions, including underwriter cutbacks and our right to defer a demand registration under certain circumstances, the Pre-IPO LLC Members party to the registration rights agreement may require that we register for public resale under the Securities Act all shares of common stock constituting registrable securities that they request be registered at any time following the IPO so long as the securities requested to be registered in each registration statement have an aggregate estimated market value of least $20 million. If we become eligible to register the sale of our securities on Form S-3 under the Securities Act, which will not be until at least twelve months after the IPO, the Pre-IPO LLC Members party to the registration rights agreement have the right to require us to register the sale of the registrable securities held by them on Form S-3, subject to offering size and other restrictions.

If we propose to register any of our securities under the Securities Act for our own account or the account of any other holder (excluding any registration related to an employee benefit plan or a corporate reorganization transaction), the Pre-IPO LLC Members party to the registration rights agreement are entitled to notice of such registration and to request that we include registrable securities for resale on such registration statement, and we are required, subject to certain exceptions, to include such registrable securities in such registration statement. We will undertake in the registration rights agreement to use our reasonable best efforts to file a shelf registration statement on Form S-3 to permit the resale of the shares of Class A common stock held by Pre-IPO LLC Members party to the registration rights agreement.

In connection with the transfer of their registrable securities, the parties to the registration rights agreement may assign certain of their respective rights under the registration rights agreement under certain circumstances.

Stockholders Agreement

In connection with the IPO, we entered into the stockholders agreement with certain of the Pre-IPO LLC Members. Pursuant to the stockholders agreement that we and certain of the Pre-IPO LLC Members entered into, New Mountain Capital has the right to nominate directors to our board of directors as follows: so long as affiliates of New Mountain Capital continue to own (A) at least 50% of the shares of common stock that New Mountain Capital owned immediately following the IPO, New Mountain Capital shall be entitled to nominate directors representing a majority of the number of directors on our board of directors, (B) less than 50% but at least 25% of the shares of common stock that New Mountain Capital owned immediately following the IPO, New Mountain Capital shall be entitled to nominate directors representing at least 25% of the number of directors on the board of directors and (C) less than 25% but at least 10% of the shares of common stock New Mountain Capital owned immediately following the IPO, New Mountain Capital shall be entitled to nominate directors representing at least 10% of the number of directors on the board of directors. As a result, as of the date of this Annual Report on Form 10-K, New Mountain Capital is able to designate at least half of the nominees for election to our board of directors.

The stockholders agreement also provides that for so long as New Mountain Capital has the right to designate at least one director, New Mountain Capital has the right to nominate the pro rata share of the total number of members of each committee of our board of directors that is equal to the proportion that the number of directors designated by New Mountain Capital bears to the total number of directors then on our board of directors; provided that the right of any director designated by New Mountain Capital to serve on a committee is subject to applicable laws and NYSE independence rules.

Pursuant to the stockholders agreement, for so long as New Mountain Capital continues to own at least 15% of the issued and outstanding Class A common stock and Class B common stock, written approval by New Mountain Capital will be required for certain corporate actions. These actions include: (a) the liquidation, dissolution or winding up of Signify or Cure TopCo; (b) (i) the consolidation or merger of Signify or Cure TopCo into or with any other entity, (ii) the sale, lease or other transfer of all or substantially all of the assets of Signify or Cure TopCo to another entity, or (iii) any other business combination transaction with another entity, in each case, where such transaction would result in any “person” or “group” (as such terms are used for purposes of Section 13(d) of the Exchange Act) becoming the beneficial owner, directly or indirectly, of more than 50% of the total voting power of our capital stock entitled to vote generally in the election of our directors or acquires the power to direct or cause the direction of the our management and policies, whether through the ownership of voting securities, by contract or otherwise; (c) entry into any new line of business or other significant change in the scope or nature of our or our subsidiaries’ business or operations, taken as a whole; (d) the incurrence by Signify or Cure TopCo of any indebtedness, including the entry into any guarantee in respect of indebtedness, in each case in excess of $10,000,000, other than working capital loans and other similar transactions in the ordinary course of business; (e) any amendments to credit agreements or other documents representing our material indebtedness; (f) the sale, transfer or other disposition of (which for purposes of clarification excludes inventory and other sales in the ordinary course of business) in any transaction or series of related transactions of more than 25% of the fair market value of our and our subsidiaries’ consolidated assets, taken as a whole; (g) the declaration or payment of dividends on Class A common stock, or distributions by Cure TopCo on LLC Units other than Tax Distributions as defined in the Third Amended and Restated Limited Liability Company Agreement of Cure TopCo, LLC; (h) the creation, issuance or sale (by reclassification, merger, consolidation, reorganization or otherwise) of equity securities by us, including Class A common stock and Class B common stock, or any securities convertible into our equity securities; provided, that the consent of New Mountain Capital shall not be required in connection with the grant or issuance of equity or equity-based awards to employees, officers, directors, consultants or other persons performing services for Signify or any of its subsidiaries, or in connection with the issuance of Class A common stock or Class B common stock upon the exercise, conversion or settlement of such awards, pursuant to any equity incentive plans as in existence on the date of the stockholders agreement or that are thereafter adopted by the board of directors; (i) any amendments to our certificate of incorporation or bylaws, or to the certificate of formation or operating agreement of Cure TopCo; (j) any increase or decrease in the size of our board of directors; (k) any change in our independent auditors; (l) any hiring, termination, or replacement of our Chief Executive Officer or Chief Financial and Administrative Officer;

(m) any amendments to employment agreements with our Chief Executive Officer of Chief Financial and Administrative Officer; (n) entry into agreements by us in connection with (i) acquisitions or dispositions in excess of $25,000,000 and (ii) joint ventures or strategic partnerships outside the ordinary course of business; (o) any action or resolution inconsistent with Section 16 of our certificate of incorporation or (p) any agreement or commitment with respect to any of the foregoing.

In addition, until such time as New Mountain Capital owns less than 10% of our outstanding common stock, all parties to the stockholders agreement will have the right to receive certain information with respect to the Company. The stockholders agreement also provides restrictions on the parties’ ability to sell, transfer or otherwise dispose of shares of Class B common stock, except (i) in the event of a merger, consolidation or other business combination of the Company as provided in the Amended LLC Agreement, (ii) with our written consent or (iii) to certain permitted transferees.

Transactions with New Mountain and Other Related Parties

Management services agreement

We entered into a management services agreement with New Mountain Capital L.L.C. in 2017, which indirectly owns a majority of our equity interests. Under the terms of this agreement, New Mountain Capital L.L.C. provided us with assistance in (i) establishing and maintaining banking, legal and other business relationships, (ii) developing and implementing corporate and business strategy, (iii) structuring and implementing equity participation plans, employee benefit plans and other incentive arrangements for key executives and (iv) providing professional employees, advisors and consultants to serve as directors and/or officers. Pursuant to the management services agreement, New Mountain Capital L.L.C. was entitled to (i) an annual fee of $1.0 million and (ii) at its request, reasonable fees in connection with the consummation of certain transactions. This agreement was terminated upon our combination with Remedy in November 2019. During each of the years ended December 31, 2018 and 2019, we incurred management services fees of $1.0 million per year relating to this agreement. These fees are included in selling, general and administrative expenses in our consolidated statements of income included elsewhere in this Annual Report on Form 10-K.

Consulting agreements

On March 7, 2019, we entered into a consulting agreement with Eir (as amended on June 18, 2020), pursuant to which Brett Carlson, a former director of Cure TopCo and the Chief Executive Officer of Eir, provides non-director related services to us. The agreement provides for a cash retainer equal to $15,000 per month, which is payable to Eir under the terms of the agreement. In addition, in the event that we complete a corporate transaction in which we acquire a company referred and introduced to us by Mr. Carlson, we will pay Eir a cash transaction fee of 3% of any deal consideration up to $10 million, plus an additional 1.5% on any incremental deal consideration above $10 million. See “Item 11. Executive and director compensation—Director compensation.” Effective January 12, 2021, Mr. Carlson no longer serves on our board of directors.

On November 23, 2020, we entered into a letter agreement with Kevin McNamara, a director of Cure TopCo, which provides for payment to Mr. McNamara of an annual cash retainer of $225,000 for service as a member of our board of directors and for consulting services provided to us by Mr. McNamara. In addition, Mr. McNamara is entitled to reimbursement for annual premiums on life, accidental death and dismemberment, short-term disability and medical insurance.

Note receivable

On April 17, 2019, we issued a note receivable to our Chief Executive Officer for $2.0 million, which accrued interest at a rate of 2.52% per annum. In December 2019, our Chief Executive Officer repaid the note receivable and accrued interest thereon in full. The interest is included in other expense (income), net in our consolidated statement of income for the year ended December 31, 2019 included elsewhere in this Annual Report on Form 10-K.

Issuance of preferred units

In November 2019, Cure TopCo issued 3,050,000 Series B preferred units to New Mountain Partners V (AIV-C), LP in connection with the Remedy Combination.

In addition, as a holder of Series B preferred units, New Mountain Partners V (AIV-C), LP received tax distributions of $5.6, $18.4 million and $16.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Remedy Partners Combination Agreement

On November 14, 2019, we entered into a combination agreement with Remedy Partners, Inc. pursuant to which Remedy Partners became our wholly owned subsidiary on November 26, 2019. As consideration for the combination, we issued 3,384,543 Series A preferred units to New Remedy, which is controlled indirectly by New Mountain Capital, in exchange for all of Remedy Partners’ outstanding equity interests. In addition, in connection with the recapitalization of Cure TopCo that occurred as part of the combination, all Class A common units of Cure TopCo, including those held by an entity affiliated with New Mountain Capital, that were outstanding as of immediately prior to the combination were converted on a one-for-one basis into Series B preferred units of Cure TopCo. See “—Transactions with New Mountain and other related parties—Issuance of preferred units.”

New Remedy Stockholders’ Agreement

In connection with our combination with Remedy Partners in November 2019, New Remedy entered into an amended and restated stockholders’ agreement with Remedy Acquisition, L.P., the controlling stockholder of New Remedy and an entity controlled by New Mountain Capital, and the other stockholders of Remedy Partners (the “New Remedy Stockholders’ Agreement”). The New Remedy Stockholders’ Agreement requires each stockholder of New Remedy to agree to cast all votes to elect to the board of New Remedy (i) a number of persons designated by Remedy Acquisition, L.P. that constitute a majority of directors on the board at such time and (ii) a number of persons designated by the minority stockholders in proportion to such stockholders’ ownership of New Remedy. A director may be removed only with the affirmative vote of the stockholders entitled to designate such director. In addition, pursuant to the New Remedy Stockholders’ Agreement, each stockholder of New Remedy agrees to vote their shares in the same proportion as Remedy Acquisition, L.P. votes its shares to approve certain significant transactions, including a sale, recapitalization, merger, consolidation, reorganization or other transaction for the transfer of shares that would constitute a change of control or that has been approved by Remedy Acquisition, L.P. The New Remedy Stockholders’ Agreement was terminated in connection with the IPO and the merger of New Remedy with and into Signify Health, Inc.

Related Party Transactions Policies and Procedures

In connection with our IPO, we adopted a written Related Person Transaction Policy (the “Policy”), which sets forth our policy with respect to the review, approval, ratification and disclosure of all related person transactions by our Audit Committee. In accordance with the Policy, our Audit Committee has overall responsibility for implementation of and compliance with the Policy.

For purposes of the Policy, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant and the amount involved exceeded, exceeds or will exceed $120,000 and in which any related person (as defined in the policy) had, has or will have a direct or indirect material interest. A “related person transaction” does not include any employment relationship or transaction involving an executive officer and any related compensation resulting solely from that employment relationship that has been reviewed and approved by our board of directors.

The Policy requires that notice of a proposed related person transaction be provided to our legal department prior to entry into such transaction. If our legal department determines that such transaction is a related person transaction, the proposed transaction will be submitted to our Audit Committee for consideration at its next meeting. Under the Policy, our Audit Committee may approve only those related person transactions that are in, or not inconsistent with, our best interests. In the event that we become aware of a related person transaction that has not been previously reviewed, approved or ratified under the Policy and that is ongoing or is completed, the transaction will be submitted to the Audit Committee so that it may determine whether to ratify, rescind or terminate the related person transaction.

The Policy also provides that the Audit Committee review certain previously approved or ratified related person transactions that are ongoing to determine whether the related person transaction remains in our best interests and the best interests of our stockholders. Additionally, we will make periodic inquiries of directors and executive officers with respect to any potential related person transaction of which they may be a party or of which they may be aware.
Item 14. Principal Accounting Fees and Services.

The following table summarizes the fees that were billed for the audit and other services provided by Deloitte, our independent registered public accounting firm, for the years ended December 31, 2020 and 2019.

	Fees
	2020	2019
Audit Fees (1)	$2.6	$1.1
Audit-Related Fees (2)	2.1	1.4
Tax Fees (3)	1.2	0.3
All Other Fees	0.3	0.1
Total	6.2	2.9

(1) Audit fees consist of fees for the audit of our consolidated financial statements, the review of unaudited interim financial statements and other professional services. These audit fees also include professional services provided in connection with our initial public offering incurred during the fiscal year ended December 31, 2020, including comfort letters, consents, and review of documents filed with the SEC.
(2) Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit fees.” These include professional services in 2020 in connection with due diligence for contemplated transactions.
(3) Tax fees consist of professional fees related to U.S. tax return preparation and tax compliance in connection with the Reorganization Transactions and Tax Receivable Agreement.
Audit Committee Pre-Approval Policies and Procedures

Before an independent registered public accounting firm is engaged by the Company to render audit or non-audit services, our audit committee must review the terms of the proposed engagement and pre-approve the engagement. The audit committee may delegate authority to one or more of the members of the audit committee to provide these pre-approvals for audit or non-audit services, provided that the person or persons to whom authority is delegated must report the pre-approvals to the full audit committee at its next scheduled meeting. Audit committee pre-approval of non-audit services (other than review and attest services) are not required if those services fall within available exceptions established by the SEC.

The audit committee pre-approved all audit, audit-related, tax, and other services provided by Deloitte & Touche LLP for fiscal year 2020 and the estimated costs of those services. Actual amounts billed, to the extent in excess of the estimated amounts, were periodically reviewed and approved by the audit committee.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

Financial Statement Schedules

Cure TopCo, LLC
Schedule II - Valuation and Qualifying Accounts
(in millions)

		Additions		Deductions
Description	Balance at Beginning of Period	Charges to Operations	Acquired from Acquisitions	Write-offs	Recoveries	Balance at End of Period
Year Ended December 31, 2020
Allowance for doubtful accounts	$4.8	2.5	—	(2.2)	—	$5.1

Year Ended December 31, 2019
Allowance for doubtful accounts	$3.4	1.5	1.2	(0.6)	(0.7)	$4.8

Year Ended December 31, 2018
Allowance for doubtful accounts	$0.7	2.7	0.1	(0.1)	—	$3.4

Exhibits

The exhibits listed in the index below are filed or incorporated by reference as a part of this Annual Report on Form 10-K.

3.1
Amended and Restated Certificate of Incorporation of Signify Health, Inc. (incorporated herein by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2021)

3.2
Amended and Restated Bylaws of Signify Health, Inc. (incorporated herein by reference to Exhibit 3.2 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2021)

4.1*	Description of Securities

10.1
Registration Rights Agreement, dated February 12, 2021, by and among Signify Health, Inc. and the other persons and entities party thereto (incorporated herein by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2021)

10.2
Stockholders Agreement, dated February 12, 2021, by and among Signify Health, Inc. and New Mountain Partners V (AIV-C), LP (incorporated herein by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2021)

10.3
Third Amended and Restated Limited Liability Company Agreement of Cure TopCo, LLC, dated as of February 12, 2021, by and among Signify Health, Inc., Cure TopCo, LLC and the other persons and entities party thereto (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2021)

10.4*	Reorganization Agreement, dated as of February 12, 2021, by and among Signify Health, Inc., Cure TopCo, LLC and the other persons and entities party thereto

10.5*	Tax Receivable Agreement, dated February 12, 2021, by and among Signify Health, Inc. and the other persons and entities party thereto

10.6
Signify Health, Inc. 2021 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 of the registrant’s Registration Statement on Form S-8 (Registration No. 333-253115) filed with the Securities and Exchange Commission on February 16, 2021)

10.7
Signify Health, Inc. Amended and Restated 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 of the registrant’s Registration Statement on Form S-8 (Registration No. 333-253115) filed with the Securities and Exchange Commission on February 16, 2021)

10.8*	Form of Signify Health, Inc. Notice of Substitute Non-Statutory Stock Option Grant under the 2019 Equity Incentive Plan (time-vesting)
10.9*	Form of Signify Health, Inc. Notice of Substitute Non-Statutory Stock Option Grant under the 2019 Equity Incentive Plan (time- and performance-vesting)

10.10
Form of Cure Aggregator, LLC Incentive Unit Agreement (incorporated herein by reference to Exhibit 10.10 of the registrant’s Registration Statement on Form S-8 (Registration No. 333-253115) filed with the Securities and Exchange Commission on February 16, 2021)

10.11*	Cure Aggregator, LLC Incentive Unit Agreement between Cure TopCo, LLC, Cure Aggregator, LLC and Bradford Kyle Armbrester (time-vesting), dated February 16, 2021

10.12*	Cure Aggregator, LLC Incentive Unit Agreement between Cure TopCo, LLC, Cure Aggregator, LLC and Bradford Kyle Armbrester (time-and performance-vesting), dated February 16, 2021

10.13*	Cure Aggregator, LLC Incentive Unit Agreement between Cure TopCo, LLC, Cure Aggregator, LLC and Steven Senneff, dated February 16, 2021

10.14*	Cure Aggregator, LLC Incentive Unit Agreement between Cure TopCo, LLC, Cure Aggregator, LLC and Tad Kendall, dated February 16, 2021

10.15
Employment Agreement between Chloe Ox Holdings, LLC and Bradford Kyle Armbrester, entered into as of April 23, 2018 (incorporated herein by reference to Exhibit 10.16 of the registrant's Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.16
Employment Agreement between Remedy BPCI Partners, LLC and Tad Kendall, entered into as of November 5, 2019 (incorporated herein by reference to Exhibit 10.17 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.17
Employment Agreement between Remedy BPCI Partners, LLC and Steve Senneff, dated February 4, 2019 (incorporated herein by reference to Exhibit 10.18 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.18
Consulting Agreement between Chloe Ox Holdings, LLC and Eir Partners, LLC, effective as of March 7, 2019 (incorporated herein by reference to Exhibit 10.19 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.19
Amendment No. 1 to Consulting Agreement between Cure TopCo, LLC and Eir Partners, LLC, dated as of June 18, 2020 (incorporated herein by reference to Exhibit 10.20 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.20
Board of Managers Appointment Agreement between Chloe Ox Holdings, LLC and Brandon Hull, dated February 9, 2018 (incorporated herein by reference to Exhibit 10.21 of the registrant's Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.21
Letter Agreement between Cure TopCo, LLC and Taj Clayton, dated June 28, 2020 (incorporated herein by reference to Exhibit 10.22 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.22
Letter Agreement between Cure TopCo, LLC, Cure Aggregator, LLC and Vivian Riefberg, dated December 22, 2019 (incorporated herein by reference to Exhibit 10.23 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.23
Consulting Agreement between Cure TopCo, LLC and Kevin McNamara, dated November 23, 2020 (incorporated herein by reference to Exhibit 10.24 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.24
Form of Director and Executive Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.25 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on February 2, 2021)

10.25
Credit Agreement dated December  21, 2017 among Chloe Ox Intermediate 3, LLC and Chloe Ox Parent, LLC, as borrower, UBS AG, Stamford Branch, as administrative agent and collateral agent, UBS Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers, joint bookrunners, and documentation and syndication agents, other guarantors party thereto and other lenders party thereto (incorporated herein by reference to Exhibit 10.26 of the registrant's Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.26
First Amendment to the Credit Agreement dated June  22, 2018 among Chloe Ox Intermediate 3, LLC and Chloe Ox Parent, LLC, as borrower, UBS AG, Stamford Branch, as administrative agent and collateral agent, UBS Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers, joint bookrunners, and documentation and syndication agents, other guarantors party thereto and other lenders party thereto (incorporated herein by reference to Exhibit 10.27 of the registrant's Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.27
Second Amendment to the Credit Agreement dated April  23, 2019 among Chloe Ox Intermediate 3, LLC and Signify Health, LLC, as borrower, UBS AG, Stamford Branch, as administrative agent and collateral agent, UBS Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers, joint bookrunners, and documentation and syndication agents, other guarantors party thereto and other lenders party thereto (incorporated herein by reference to Exhibit 10.28 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.28
Third Amendment to the Credit Agreement dated December  9, 2019 among Cure Intermediate 3, LLC and Cure Borrower, LLC, as borrower, UBS AG, Stamford Branch, as administrative agent and collateral agent, UBS Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers, joint bookrunners, and documentation and syndication agents, other guarantors party thereto and other lenders party thereto (incorporated herein by reference to Exhibit 10.29 of the registrant's Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.29
Fourth Amendment to the Credit Agreement dated November 17, 2020 among Cure Intermediate 3, LLC and Signify Health, LLC, as borrower, UBS AG, Stamford Branch, as administrative agent and collateral agent, UBS Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers, joint bookrunners, and documentation and syndication agents, other guarantors party thereto and other lenders party thereto (incorporated herein by reference to Exhibit 10.30 of the registrant's Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.30
Fifth Amendment to the Credit Agreement dated December 7, 2020 among Cure Intermediate 3, LLC and Signify Health, LLC, as borrower, UBS AG, Stamford Branch, as administrative agent and collateral agent, UBS Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers, joint bookrunners, and documentation and syndication agents, other guarantors party thereto and other lenders party thereto (incorporated herein by reference to Exhibit 10.31 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.31
Equity Appreciation Fee Right Agreement dated December  20, 2019 by and between Cure TopCo, LLC and Collaborative Care Holdings, LLC (incorporated herein by reference to Exhibit 10.32 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.32
2020 Equity Appreciation Fee Right Agreement dated September  28, 2020 by and between Cure TopCo, LLC and Collaborative Care Holdings, LLC (incorporated herein by reference to Exhibit 10.33 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.33
Combination Agreement by and between Remedy Partners, Inc. and Chloe Ox Holdings, LLC, dated November 14, 2019 (incorporated herein by reference to Exhibit 10.34 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.34
Amended and Restated Stockholders’ Agreement by and among New Remedy Corp., Remedy Acquisition, L.P. and the Other Stockholders (as defined therein), dated November 26, 2019 (incorporated herein by reference to Exhibit 10.35 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.35
Severance Agreement and General Release between Remedy BPCI Partners, LLC and Peter Tad Kendall, entered into as of January  19, 2021 (incorporated herein by reference to Exhibit 10.36 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.36
Signify Health, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.37 of the registrant’s Registration Statement on Form S-8 (Registration No. 333-253115) filed with the Securities and Exchange Commission on February 16, 2021)

10.37
Signify Health, Inc. Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.38 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on February 2, 2021)

10.38*	Cure TopCo, LLC Amended and Restated Synthetic Equity Plan

10.39*	Form of Amended and Restated Synthetic LLC Unit Award Agreement

10.40*	Form of Signify Health, Inc. Non-Employee Director Restricted Stock Unit Award Agreement under the 2021 Long-Term Incentive Plan

10.41*	Form of Signify Health, Inc. Non-Qualified Stock Option Award Agreement under the 2021 Long-Term Incentive Plan (IPO Grants)

21.1*	List of subsidiaries

23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of Deloitte & Touche LLP

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Members’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

104*	Cover Page Interactive Data File – The cover page from this Annual Report on Form 10-K for the year ended December 31, 2020 is formatted in iXBRL (included as Exhibit 101)

*    Filed or furnished herewith
Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNIFY HEALTH, INC.

By:	/s/ Kyle Armbrester
Kyle Armbrester
Chief Executive Officer
Date: March 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew S. Holt	Chairman	March 25, 2021
Matthew S. Holt

/s/ Kyle Armbrester	Chief Executive Officer and Director (principal executive officer)	March 25, 2021
Kyle Armbrester

/s/ Steven Senneff	President, Chief Financial and Administrative Officer (principal financial officer)	March 25, 2021
Steven Senneff

/s/ Laurence Orton	Chief Accounting Officer (principal accounting officer)	March 25, 2021
Laurence Orton

/s/ Taj J. Clayton	Director	March 25, 2021
Taj J. Clayton

/s/ Brandon H. Hull	Director	March 25, 2021
Brandon H. Hull

/s/ Kevin M. McNamara	Director	March 25, 2021
Kevin M. McNamara

/s/ Albert A. Notini	Director	March 25, 2021
Albert A. Notini

/s/ Kyle B. Peterson	Director	March 25, 2021
Kyle B. Peterson

/s/ Vivian E. Riefberg	Director	March 25, 2021
Vivian E. Riefberg

/s/ Stephen F. Wiggins	Director	March 25, 2021
Stephen F. Wiggins