Form 10-Q
period 2021-03-31
Signify Health, Inc.
filed 2021-05-12
CIK 1828182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

N/A
(Former name, former address and former fiscal year, if changed since last report)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒
The number of outstanding shares of Class A common stock, $0.01 par value, as of April 30, 2021 was approximately 168,003,135.

Signify Health, Inc.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Balance Sheets (unaudited, in millions, except shares)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$756.5	$72.6
Accounts receivable, net	169.4	270.6
Contract assets	61.3	27.8
Restricted cash	4.4	4.4
Prepaid expenses and other current assets	11.7	13.8
Total current assets	1,003.3	389.2

Property and equipment, net	24.1	25.4
Goodwill	596.7	596.7
Intangible assets, net	497.9	506.9
Deferred tax assets	45.0	—
Other assets	5.7	4.1
Total assets	$2,172.7	$1,522.3

LIABILITIES AND STOCKHOLDERS' / MEMBERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$133.1	$147.6
Contract liabilities	20.8	6.2
Current maturities of long-term debt	4.2	4.2
Contingent consideration	13.3	13.1
Deferred tax liability	1.9	1.9
Other current liabilities	18.2	16.6
Total current liabilities	191.5	189.6

Long-term debt	396.8	397.1
Contingent consideration	2.1	2.1
Customer EAR liability	83.3	21.6
Tax receivable agreement liability	51.3	—
Other noncurrent liabilities	16.7	17.9
Total liabilities	741.7	628.3

Commitments and Contingencies (Note 16)

Members' equity	—	894.0
Class A common stock, par value $0.01 (167,967,856 and 0 issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	1.7	—
Class B common stock, par value $0.01 (57,622,302 and 0 issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	0.6	—
Additional paid-in capital	1,082.3	—
Accumulated deficit	(23.2)	—
Contingently redeemable noncontrolling interest	369.6	—
Total stockholders' / members' equity	1,431.0	894.0

Total liabilities and stockholders' / members' equity	$2,172.7	$1,522.3
See accompanying notes to the condensed consolidated financial statements.

———————————————————————————————————————
Condensed Consolidated Statements of Operations (unaudited, in millions, except shares and per share amounts)

	Three months ended March 31,
	2021	2020
Revenue	$180.0	$131.7

Operating expenses:
Service expense (exclusive of depreciation and amortization shown below)	98.5	67.3
Selling, general and administrative expense (exclusive of depreciation and amortization shown below)	57.3	51.1
Transaction-related expenses	5.6	2.4
Depreciation and amortization	16.7	14.5
Total operating expenses	178.1	135.3

Income (loss) from operations	1.9	(3.6)

Interest expense	6.8	5.2
Other expense (income), net	56.7	—
Other expense, net	63.5	5.2

Loss before income taxes	(61.6)	(8.8)
Income tax (benefit) expense	(9.9)	0.1
Net loss	$(51.7)	$(8.9)
Net loss attributable to pre-Reorganization period	(17.2)	(8.9)
Net loss attributable to noncontrolling interest	(11.3)	—
Net loss attributable to Signify Health, Inc.	$(23.2)	$—

Loss per share of Class A common stock(1)
Basic	$(0.14)	NM
Diluted	$(0.14)	NM
Weighted average shares of Class A common stock outstanding(1)
Basic	165,486,015	NM
Diluted	165,486,015	NM

(1)Basic and diluted net loss per share of Class A common stock is applicable only for the period from February 12, 2021 through March 31, 2021, which is the period following the initial public offering ("IPO") and related Reorganization Transactions (as defined in Note 1 to the Unaudited Condensed Consolidated Financial Statements). See Note 14 for the basis for the computation of net loss per share.

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Stockholders’ / Members’ Equity (unaudited, in millions, except shares)

Members' Equity
Balance at January 1, 2020	$957.6
Repurchase of member units	—
Equity-based compensation	6.0
Proceeds from exercises of stock options	0.3
Tax refunds received on behalf of New Remedy Corp	0.2
Repurchase of stock on behalf of New Remedy Corp	(0.6)
Net loss	(8.9)
Balance at March 31, 2020	$954.6

	Cure TopCo, LLC (Prior to Reorganization Transactions)	Signify Health, Inc. Stockholders' Equity
	Members' Equity	Class A common - Shares	Class A common stock	Class B common - Shares	Class B common stock	Additional paid-in capital	Non-controlling interest	Retained earnings (Accumulated deficit)	Total stockholders' equity
Balance at January 1, 2021	$894.0	—	$—	—	$—	$—	$—	$—	$894.0
Net loss prior to Reorganization Transactions	(17.2)	—	—	—	—	—	—	—	(17.2)
Equity-based compensation prior to Reorganization Transactions	0.9	—	—	—	—	—	—	—	0.9
Impact of Reorganization Transactions and IPO
Initial effect of the Reorganization Transactions and IPO on noncontrolling interests	(877.7)	140,758,464	1.4	57,613,676	0.6	620.8	254.9	—	—
Contribution of New Remedy Corp to Signify Health Inc.	—	—	—	—	—	(26.0)	—	—	(26.0)
Issuance of Class A common stock in IPO, net of issuance costs	—	27,025,000	0.3	—	—	479.3	125.3	—	604.9
Deferred tax adjustment related to Reorganization and tax receivable agreement	—	—	—	—	—	6.3	—	—	6.3
Class B subscription fee receivable	—	—	—	—	—	0.6	—	—	0.6
Post- IPO activity
Equity-based compensation subsequent to Reorganization Transactions	—	—	—	8,626	—	0.9	0.7	—	1.6
Proceeds from exercises of stock options	—	184,392	—	—	—	0.4	—	—	0.4
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	(11.3)	(23.2)	(34.5)
Balance at March 31, 2021	$—	167,967,856	$1.7	57,622,302	$0.6	$1,082.3	$369.6	$(23.2)	$1,431.0
See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited, in millions)

	Three months ended March 31,
	2021	2020
Operating activities
Net loss	$(51.7)	$(8.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16.7	14.5
Equity-based compensation	2.5	6.0
Customer equity appreciation rights	4.9	1.2
Remeasurement of customer equity appreciation rights	56.8	0.1
Amortization of deferred financing fees	0.7	0.4
Remeasurement of contingent consideration	0.2	0.2
Deferred income taxes	(14.0)	—
Other	—	0.3
Changes in operating assets and liabilities:
Accounts receivable	101.2	62.1
Prepaid expenses and other current assets	2.4	(0.5)
Contract assets	(33.5)	(34.4)
Other assets	(1.0)	0.3
Accounts payable and accrued expenses	(13.8)	(49.3)
Contract liabilities	14.6	9.1
Other current liabilities	1.9	0.5
Other noncurrent liabilities	(1.2)	2.6
Net cash provided by operating activities	86.7	4.2

Investing activities
Capital expenditures - property and equipment	(0.7)	(6.2)
Capital expenditures - internal-use software development	(5.7)	(5.0)
Net cash used in investing activities	(6.4)	(11.2)

Financing activities
Repayment of long-term debt	(1.0)	(0.7)
Repayment of borrowings under revolving credit facility	—	(15.0)
Proceeds from borrowings under revolving credit facility	—	92.0
Repayments of borrowings under financing agreement	(0.3)	—
Proceeds from IPO, net	604.8	—
Refunds of taxes on behalf of New Remedy Corp	—	0.2
Proceeds (payments) related to the issuance of common stock under stock plans	0.1	(0.3)
Net cash provided by financing activities	603.6	76.2

Increase in cash, cash equivalents and restricted cash	683.9	69.2
Cash, cash equivalents and restricted cash - beginning of period	77.0	50.2
Cash, cash equivalents and restricted cash - end of period	$760.9	$119.4

Supplemental disclosures of cash flow information
Cash paid for interest	$4.8	$4.8
Cash payments, net of refunds, for taxes	(0.1)	—
Noncash transactions
Assumption of liabilities from New Remedy Corp	$26.0	—
Capital expenditures not yet paid	0.6	0.1
See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.Nature of Operations

Signify Health, Inc. (referred to herein as “we”, “our”, “us”, “Signify Health” or the “Company”) was incorporated in the state of Delaware on October 1, 2020 and was formed for the purpose of completing an initial public offering (“IPO”) of its common stock and related reorganization transactions as described below. As a result of the reorganization transactions in February 2021, we control, and therefore consolidate the operations of Cure TopCo, LLC (“Cure TopCo”) and its direct and indirect subsidiaries.

Cure TopCo is a Delaware limited liability company formed on November 3, 2017. Cure TopCo has adopted a holding company structure and is the indirect parent company of Signify Health, LLC (“Signify”), a Delaware limited liability company. Signify was formed on November 3, 2017. Operations are performed through our wholly-owned subsidiaries.

We are a healthcare platform that leverages advanced analytics, technology and nationwide healthcare provider networks to create and power value-based payment programs. Our customers include health plans, governments, employers, health systems and physician groups. We operate in two segments of the value-based healthcare payment industry: payment models based on individual episodes of care, or the Episodes of Care Services segment, and in-home health evaluations (“IHE”), or the Home & Community Services segment. Payment models based on individual episodes of care organize or bundle payments for all, or a substantial portion of, services received by a patient in connection with an episode of care, such as a surgical procedure, particular condition or other reason for a hospital stay. IHEs are health evaluations performed by a clinician in the home to support payors’ participation in Medicare Advantage and other government-run managed care plans. Our solutions support value-based payment programs by aligning financial incentives around, and providing tools to health plans and healthcare organizations designed to assess and manage, risk and identify actionable opportunities for improved patient outcomes, care coordination and cost-savings.

Initial Public Offering
On February 16, 2021, Signify Health closed an initial public offering (“IPO”) of 27,025,000 shares of its Class A common stock at a public offering price of $24 per share, which included 3,525,000 shares issued pursuant to the full exercise of the underwriters’ over-allotment option. Signify Health received gross proceeds of $648.6 million, which resulted in net cash proceeds of $609.7 million after deducting underwriting discounts and commissions of $38.9 million and before fees and expenses incurred in connection with the IPO and paid for by Cure TopCo, LLC. Signify Health used the proceeds to purchase newly-issued membership interests from Cure TopCo at a price per interest equal to the IPO price of its Class A common stock, net of the underwriting discount and commissions.

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
•The certificate of incorporation of Signify Health was amended and restated to authorize the issuance of two classes of common stock: Class A common stock and Class B common stock (collectively, the “common stock”). Each share of common stock will entitle its holder to one vote per share on all matters submitted to a vote of our stockholders. The Class B common stock is not entitled to economic interests in Signify Health.
•The acquisition of LLC Units through (i) the contribution of LLC Units in exchange for Class A common stock by New Mountain Partners V (AIV-C), LP (the “IPO Contribution”) and (ii) the “Mergers,” in which certain entities treated as corporations for U.S. tax purposes that held LLC Units (individually, a “Blocker Company” and together, the “Blocker Companies”), each simultaneously merged with a merger subsidiary created by us (and survived such merger as a wholly-owned subsidiary of Signify Health), after which each Blocker Company immediately merged into Signify Health.
•New Remedy Corp merged with and into Signify Health.

Notes to the Condensed Consolidated Financial Statements (unaudited)
•Each Continuing Pre-IPO LLC Member (as defined below) was issued a number of shares of our Class B common stock in an amount equal to the number of LLC Units held by such Continuing Pre-IPO LLC Member at the time of the IPO, except in the case of Cure Aggregator (“Cure Aggregator”). Shares of Class B common stock were issued to the direct holders of common units in Cure Aggregator in proportion to their interests in Cure Aggregator. These shares will not be entitled to any voting rights until the common units of Cure Aggregator that correspond to the shares have vested.

Following the completion of the Reorganization Transactions, Signify Health owned approximately 74.1% of the economic interest in Cure TopCo. The Pre-IPO Members who retain their equity ownership in Cure TopCo subsequent to the Reorganization Transactions (the “Continuing Pre-IPO LLC Members”) owned the remaining 25.9% economic interest in Cure TopCo.
2.Significant Accounting Policies
Basis of Presentation

These Condensed Consolidated Financial Statements are unaudited and have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and following the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements included in this report should be read in conjunction with the Company’s audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. In our opinion, they reflect all adjustments, including normal recurring items, that are necessary to present fairly the results of interim periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations; however, we believe that the disclosures are adequate to make the information presented not misleading. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for future interim periods or the entire fiscal year. Our quarterly results of operations, including our revenue, income (loss) from operations, net loss and cash flows, have varied and may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our interim results should not be relied upon as an indication of future performance.

For the periods subsequent to the Reorganization Transactions effective February 12, 2021, the Condensed Consolidated Financial Statements represent Signify Health and our consolidated subsidiaries, including Cure TopCo. For the periods prior to the Reorganization Transactions, the condensed consolidated financial statements represent Cure TopCo and its consolidated subsidiaries, see Note 1 Nature of Operations. Signify Health was formed for the purpose of the IPO, which was effective in February 2021 and had no activities of its own prior to such date. We are a holding company and our sole material asset is a controlling ownership interest in Cure TopCo.

The Condensed Consolidated Financial Statements include the accounts and financial statements of our wholly-owned subsidiaries and variable interest entities (VIEs) where we are the primary beneficiary. Results of operations of VIEs are included from the dates we became the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

We have two operating segments, Home & Community Services and Episodes of Care Services as described in Note 1 Nature of Operations.

Use of Estimates
The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions affecting the reported amounts in our Condensed Consolidated Financial Statements and accompanying notes. These estimates are based on information available as of the date of the Condensed Consolidated Financial Statements; therefore, actual results could differ from those estimates. The significant estimates underlying our Condensed Consolidated Financial Statements include revenue recognition; allowance for doubtful accounts; recoverability of long-lived assets, intangible assets and goodwill; loss contingencies; accounting for business combinations, including amounts assigned to definite and indefinite lived intangible assets and contingent consideration; and equity-based compensation.

Notes to the Condensed Consolidated Financial Statements (unaudited)
As of March 31, 2021, the impact of the outbreak of COVID-19 continues to unfold; See Note 3 The COVID-19 Pandemic. As a result, many of our estimates and assumptions have required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in the future.

Comprehensive Income (Loss)
We have not identified any incremental items that would be considered a component of comprehensive income (loss) and accordingly a statement of comprehensive loss is not reflected in the Condensed Consolidated Financial Statements because net loss and comprehensive loss are the same.

Restricted Cash
Under our Master Agreement with the Centers for Medicare and Medicaid Services (“CMS”), we were required to place certain funds in escrow for the benefit of CMS. These amounts, known as a Secondary Repayment Source (“SRS”), were primarily based on the size of our participation in the legacy CMS Bundled Payments for Care Improvement (“BPCI”) program, the predecessor program of the Bundled Payments for Care Improvement - Advanced initiative (“BPCI-A”). These funds were available to CMS as a supplemental payment source if we failed to pay amounts owed to CMS. Under the agreement the funds are returned to us 18 months after the conclusion of the effective period of the CMS Master Agreement, or when all financial obligations to CMS are fulfilled. As of March 31, 2021 and December 31, 2020, there were $0.5 million in the SRS account included in restricted cash on the Condensed Consolidated Balance Sheets related to BPCI-A. During 2020, $15.8 million of SRS funds were released to us from escrow as the original BPCI program had ended.

We also withhold a portion of shared savings to customers in a “holding pool” to cover any potential subsequent negative adjustments through CMS’s subsequent reconciliation true-up process. These funds are distributed to customers following the final true-up if there is no negative adjustment. These amounts represent consideration payable to the customer and therefore have reduced revenue in the period earned. The funds have been received by us from CMS and are held in a separate cash account, included as restricted cash on the Condensed Consolidated Balance Sheets. Since the funds are payable to the customer at the point the final CMS true-up is made or a negative adjustment is due to us, the amounts are also included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, there was $3.5 million of restricted cash in the holding pool.

In addition, we held $0.4 million of restricted cash as of March 31, 2021 acquired in connection with the PatientBlox acquisition. In accordance with the acquisition agreement, the use of the funds held in a PatientBlox bank account is restricted until the first defined milestone period expires, which is expected to occur during the second quarter of 2021.

The following table reconciles cash, cash equivalents, and restricted cash per the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets:

	March 31,	December 31,
	2021	2020
	(in millions)
Cash and cash equivalents	$756.5	$72.6
Restricted cash	4.4	4.4
Total cash, cash equivalents, and restricted cash	$760.9	$77.0

Accounts Receivable
Accounts receivable primarily consist of amounts due from customers and CMS and are stated at their net realizable value. Management evaluates all accounts periodically and an allowance is established based on the best facts available to management. Management considers historical realization data, accounts receivable aging trends and other operational trends to estimate the collectability of receivables. After all reasonable attempts to collect a receivable have been exhausted, the receivable is written off against the allowance for doubtful accounts. As of March 31, 2021 and December 31, 2020, we had an allowance for doubtful accounts of $5.2 million and $5.1 million, respectively.

Notes to the Condensed Consolidated Financial Statements (unaudited)
Advertising and Marketing Costs
Advertising and marketing costs are included in SG&A expenses and are expensed as incurred. Advertising and marketing costs totaled $0.3 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.

Income Taxes
We are organized as a C Corporation and own a controlling interest in Cure TopCo which is organized as a partnership for tax purposes.

For partnership and disregarded entities, taxable income and the resulting liabilities are allocated among the owners of the entities and reported on the tax filings for those owners. We record income tax (benefit) expense, deferred tax assets, and deferred tax liabilities only for the items for which we are responsible for making payments directly to the relevant tax authority.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when such differences are expected to reverse. Such temporary differences are reflected as deferred tax assets and deferred tax liabilities on the Condensed Consolidated Balance Sheets. A deferred tax asset is recognized if it is more likely than not that a tax benefit will be realized.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized and, when necessary, a valuation allowance is established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.

We may recognize tax liabilities when, despite our belief that our tax return positions are supportable, we believe that certain positions may not be fully sustained upon review by the tax authorities. Benefits from tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences impact income tax expense in the period such determination is made.

We recognize interest and penalties related to income taxes as a component of income tax expense.

Recent Accounting Pronouncements

Recently Adopted

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

In November 2019, the FASB issued ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements – Share-Based Consideration Payable to a Customer (“ASU 2019-08”). ASU 2019-08 requires that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718. The grant date is the date at which a grantor (supplier) and a grantee (customer) reach a mutual understanding of the key terms and conditions of a share-based payment award. ASU 2019-08 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. We elected to early adopt this new guidance for interim periods in 2020, which had an impact on the customer Equity Appreciation Rights (“EAR”) agreements. The initial grant date fair value of the EAR agreements

Notes to the Condensed Consolidated Financial Statements (unaudited)
is being recorded as a reduction of the transaction price beginning in 2020. See Note 16 Commitments and Contingencies.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which requires lessees to recognize leases on the balance sheet by recording a right-of-use asset and lease liability. This guidance is effective for non-public entities for annual reporting periods beginning after December 15, 2021. Early adoption is permitted. We plan to adopt the standard as of the effective date. We are currently evaluating the provisions of the standard, including optional practical expedients. We are assessing the impact to our accounting policies, processes, disclosures, and internal control over financial reporting. We expect to record a right of use asset and corresponding lease liability for all outstanding leases. It is likely that the adoption will have a material impact to our Condensed Consolidated Balance Sheet given the number of facility leases we currently have. We continue to evaluate the expected impact to our Condensed Consolidated Statements of Operations and Cash Flows.

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
3.The COVID-19 Pandemic

Our operations in our Home & Community Services segment were significantly affected by the COVID-19 pandemic in 2020. As a precautionary measure in response to the pandemic, we temporarily paused IHEs in March 2020. Shortly following the suspension of in-person visits, we were able to expand our business model to perform virtual IHEs (“vIHEs”) and made up for some of the lost IHE volume through vIHEs. We resumed in-person visits beginning in July 2020.

As a result of the pandemic, many of our customers postponed IHEs to the second half of 2020. Although we continued to see some increase in IHE member cancellation rates, overall we saw significant incremental IHE volume in the second half of 2020, particularly in the fourth quarter, as certain customers increased the volumes they placed with us and in-person IHEs represented the majority of those IHEs. In order to meet this volume growth, we onboarded additional providers into our network which resulted in proportionally higher expenses. Additionally, in 2020, the COVID-19 pandemic and particularly the resulting shift to virtual evaluations (which was most evident in the second quarter), had an impact on the quarterly volume and results of operations for the Home & Community Services segment. The shift to virtual evaluations was due to a combination of the pause in in-person IHEs between March and July 2020, the decline in the acceptance rates for in-person IHEs and an increase in the member cancellation rates as individuals were less willing to receive IHEs in-person since the start of the pandemic. We also experienced some provider unwillingness to perform IHEs in-person during the pandemic.

In the first quarter of 2021, the vast majority of our evaluations were in-person IHEs, although we continued to perform vIHEs. Overall, IHE volume was more in line with historical trends and therefore, during the remainder of 2021, we expect seasonality trends in our Home & Community Services segment to be more consistent with

Notes to the Condensed Consolidated Financial Statements (unaudited)
historical trends. We and our customers continue to monitor the changing situation with COVID-19 cases on a state-by-state basis, the ongoing federal vaccine roll out and changes in recommendations made by the Centers for Disease Control (“CDC”).

Our Episodes of Care Services segment has also been affected by the pandemic. At certain times during the pandemic, governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments, including certain acute and post-acute care services, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with the virus that causes COVID-19. In addition, the temporary suspension or cancellation of services was put in place to focus limited resources and personnel capacity toward the prevention of, and care for patients with COVID-19. This resulted in fewer elective procedures and a general reduction in individuals seeking medical care starting at the end of the first quarter of 2020, which contributed to a substantially lower number of episodes being managed in 2020. Due to the nature of the BPCI-A program, however, there is a significant lag between when we perform our services and when CMS reconciles those services. As such, there was no immediate impact to our revenues in 2020. The specific impact of those lower volumes on our program size and revenues was more evident later in 2020 as evidenced by our 2020 annual weighted average program size. We expect this will continue in 2021 as discussed below.

In the third quarter of 2020 and in response to the COVID-19 pandemic, CMS announced that healthcare providers could either (i) continue in the BPCI-A program with no change or (ii) as an exception to the previous rules of the program, healthcare providers could choose between the following two options for 2020:

•eliminate upside and downside risk by excluding all episodes from reconciliation; or
•exclude from reconciliation those episodes with a COVID-19 diagnosis during the episode.

Healthcare providers made their elections by September 25, 2020. The results of these elections made by the providers reduced the total number of episodes we managed during 2020 and will reduce the number of episodes we manage during 2021 and, therefore, reduce program size. While these provider elections have temporarily reduced program size in the near term, this impact is partially offset by a higher savings rate achieved due to a combination of improved performance by some of our partners as well as certain partners that were underperforming choosing to exclude some or all of their episodes from reconciliation in 2020. Subsequently, CMS announced that all episodes in 2021 with a COVID-19 diagnosis would be automatically excluded from reconciliation, which will further reduce program size for all of 2021.

Due to the passage of time between when we perform our services and the confirmation of results and subsequent cash settlement by CMS, COVID-19 did not have an impact on the cash we received from CMS during 2020 as payments we received related to pre-COVID19 performance. The cash received from CMS in the first quarter of 2021 reflected the initial impact of COVID-19 on our business as described above and we expect the cash receipt in the third quarter of 2021 to further reflect the impact of COVID-19.

While we believe that the negative impact of COVID-19 on our Episodes of Care Services segment have mostly subsided, we continue to monitor trends related to COVID-19, the ongoing federal vaccine rollout, changes in CDC recommendations and their impact on our business, results of operations and financial condition.
4.Variable Interest Entities

We consolidate our affiliates when we are the primary beneficiary. The primary beneficiary of a Variable Interest Entity (“VIE”) is the party that has both the decision-making authority to direct the activities that most significantly impact the VIE’s economic performance and the right to absorb losses or receive benefits that could potentially be significant to the VIE. Consolidated VIEs at March 31, 2021 and December 31, 2020 include eight and one physician practices, respectively, that require an individual physician to legally own the equity interests as certain state laws and regulations prohibit non-physician owned business entities from practicing medicine or employing licensed healthcare providers. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the losses from and direct activities of these operations. As a result, these VIEs are consolidated and any non-controlling interest is not presented. Recourse of creditors to these VIEs is limited to the assets of the VIE entities, which total $13.1 million and $1.8 million at March 31, 2021 and December 31, 2020, respectively.

Notes to the Condensed Consolidated Financial Statements (unaudited)
The carrying amount and classification of the VIEs’ assets and liabilities included in the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, net of intercompany amounts, are as follows:

	March 31,	December 31,
	2021	2020
	(in millions)
ASSETS
Current assets
Cash and cash equivalents	$3.3	$1.8
Accounts receivable, net	9.8	—
Total current assets	13.1	1.8

Total assets	$13.1	$1.8

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	—	0.1
Total current liabilities	—	0.1

Total liabilities	—	0.1

Company capital	12.1	(0.7)
Retained earnings	1.0	2.4
Total equity	13.1	1.7

Total liabilities and equity	$13.1	$1.8
5.Revenue Recognition

Disaggregation of Revenue
We earn revenue from our two operating segments, Home & Community Services and Episodes of Care Services, under contracts that contain various fee structures. Through our Home & Community Services segment, we offer health evaluations performed either within the patient’s home, virtually or at a healthcare provider facility, primarily to Medicare Advantage health plans (and to some extent, Medicaid). Additionally, we offer certain diagnostic screening and other ancillary services, and through our Signify Community solution, we offer services to address healthcare concerns related to social determinants of health. Through our Episodes of Care Services segment, we primarily provide services designed to improve the quality and efficiency of healthcare delivery by developing and managing episodic payment programs in partnership with healthcare providers, primarily under the BPCI-A program with CMS. Additionally, we provide certain complex care management services. All of our revenue is generated in the United States.

We are dependent on a concentrated number of payors and provider partners with whom we contract to provide our services, See Note 19 Concentrations.

Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table summarizes disaggregated revenue from contracts with customers for the three months ended March 31, 2021 and 2020 by source of revenue, which we believe best presents the nature, amount and timing of revenue.

	Three months ended March 31,
	2021	2020
	(in millions)
Evaluations	$150.3	$101.1
Other	2.1	2.0
Home & Community Services Total Revenue	152.4	103.1
Episodes	25.4	25.7
Other	2.2	2.9
Episodes of Care Services Total Revenue	27.6	28.6
Consolidated Revenue Total	$180.0	$131.7

Related Balance Sheet Accounts
The following table provides information about accounts included on the Condensed Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020.

	March 31, 2021			December 31, 2020
	Episodes of Care Services	Home & Community Services	Total	Episodes of Care Services	Home & Community Services	Total
	(in millions)
Assets
Accounts receivable, net (1)	$68.4	$101.0	$169.4	$183.3	$87.3	$270.6
Contract assets (2)	$61.3	$—	$61.3	$27.8	$—	$27.8
Liabilities
Shared savings payable (3)	$74.4	$—	$74.4	$80.8	$—	$80.8
Contract liabilities (4)	$18.9	$1.9	$20.8	$4.8	$1.4	$6.2
Deferred revenue (5)	$6.2	$0.8	$7.0	$2.4	$1.4	$3.8

(1)Accounts receivable, net for Episodes of Care Services included $41.0 million due from CMS as of March 31, 2021 primarily related to the third reconciliation period of the BPCI-A program. The remaining amount of accounts receivable for both Episodes of Care Services and Home & Community Services represent amounts to be received from customers. Home & Community Services accounts receivable as of March 31, 2021 reflects strong IHE volume in the first quarter and a return to a higher mix of in-home IHEs compared to vIHE.
(2)Contract assets represents management’s estimate of amounts we expect to receive under the BPCI-A program related to the next two reconciliation periods. As of March 31, 2021, contract assets cover episodes of care for the period April 2020 through March 2021. Estimates for program size and savings rate are based on information available as of the date of the financial statements. We record an estimate of revenue related to these performance obligations over the 13-month period starting in the period the related episodes of care commence and through the estimated receipt of the semi-annual CMS reconciliation file. Any changes to these estimates based on new information will be recorded in the period such information is received. Total savings generated and revenue earned for the episodes of care in which a component of the contract asset recorded as of March 31, 2021 relates to, will be included in the semi-annual reconciliation expected from CMS during the second quarter of 2021.
(3)Total shared savings payable is included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets. Shared savings payable for Episodes of Care Services included $0.7 million

Notes to the Condensed Consolidated Financial Statements (unaudited)
due to CMS as of March 31, 2021, which we expect to settle this amount with CMS during the next semi-annual reconciliation period in the second quarter of 2021. Shared savings payable for Episodes of Care Services included $6.8 million due to CMS as of December 31, 2020, the majority of which was settled with CMS in the first quarter of 2021. Shared savings payable includes $70.2 million as of March 31, 2021 primarily related to the third reconciliation, which is expected to be paid to customers related to their portion of savings earned under the BPCI-A program. Additionally, there is $3.5 million included in shared savings payable at March 31, 2021, which represents amounts withheld from customers under the BPCI-A program based on contractual withholding percentages. This amount has been received by us from CMS and is held as restricted cash. We expect to remit these amounts to customers at the conclusion of the program, at which time both restricted cash and the liability will be reduced.
(4)Contract liabilities in our Episodes of Care Services segment represent management’s estimate of savings amounts we expect to share with our customers based on contractual shared savings percentages related to the amounts we expect to be entitled to receive under the BPCI-A program for the next two reconciliation periods and service level agreements with certain customers. As of March 31, 2021, contract liabilities of $18.9 million cover episodes of care for the period April 2020 through March 2021. These amounts offset the gross amount we expect to receive for the same period included in contract assets as of March 31, 2021. Contract liabilities in the Home & Community Services segment of $1.9 million as of March 31, 2021 represent management’s estimate of potential refund liabilities due to certain clients as a result of certain service levels not being achieved during the contractual periods primarily due to COVID-19.
(5)Deferred revenue is included in other current liabilities on the Condensed Consolidated Balance Sheets and primarily relates to advance payments received from certain customers.

The table below summarizes the activity recorded in the contract asset and liability accounts for the three months ended March 31, 2021 and 2020.

Contract Assets	2021	2020
	(in millions)
Balance at January 1,	$27.8	$38.3
Estimated revenue recognized related to performance obligations satisfied over time	33.5	34.4
Balance at March 31,	$61.3	$72.7

Contract Liabilities	2021	2020
	(in millions)
Balance at January 1,	$6.2	$3.1
Payments made to customer	(0.6)	—
Estimated amounts due to customer related performance obligations satisfied at a point-in-time	1.1	—
Estimated amounts due to customer related to performance obligations satisfied over time	14.1	9.1
Balance at March 31,	$20.8	$12.2

Deferred Revenue	2021	2020
	(in millions)
Balance at January 1,	$3.8	$1.2
Payments received from customers	7.5	1.3
Revenue recognized upon completion of performance obligation	(4.3)	(0.9)
Balance at March 31,	$7.0	$1.6

Notes to the Condensed Consolidated Financial Statements (unaudited)

Shared Savings Payable	2021	2020
	(in millions)
Balance at January 1,	$80.8	$58.2
Amounts paid to customer and/or CMS	(22.0)	(39.0)
Amounts due to customer upon completion of performance obligation	15.6	5.3
Balance at March 31,	$74.4	$24.5
6.Property and Equipment

As of March 31, 2021 and December 31, 2020, property and equipment, net were as follows:

	March 31, 2021	December 31, 2020
	(in millions)
Leasehold Improvements	$18.5	$18.5
Computer equipment	17.2	16.6
Furniture and fixtures	6.0	5.8
Software	2.4	2.4
Projects in progress	0.2	0.3
Property and equipment, gross	44.3	43.6
Less: Accumulated depreciation and amortization	(20.2)	(18.2)
Property and equipment, net	$24.1	$25.4

Depreciation and amortization expense for property and equipment, inclusive of amounts subsequently written off or disposed from accumulated depreciation, was $2.0 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively. There was no impairment of property and equipment during the three months ended March 31, 2021 or 2020.
7.Intangible Assets

Intangible assets were as follows for the periods presented:

		March 31, 2021			December 31, 2020
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated amortization	Net Carrying Value	Gross Carrying Amount	Accumulated amortization	Net Carrying Value
		(in millions)
Customer relationships	3 - 20	$530.5	$(101.9)	$428.6	$530.5	$(92.9)	$437.6
Acquired and capitalized software	3 - 6	129.3	(60.0)	69.3	123.6	(54.3)	69.3
Total		$659.8	$(161.9)	$497.9	$654.1	$(147.2)	$506.9

We capitalized $5.7 million and $5.0 million of internally-developed software costs for the three months ended March 31, 2021 and 2020, respectively.

There was no impairment of intangible assets for the three months ended March 31, 2021 or 2020.

Amortization expense for intangible assets, inclusive of amounts subsequently written off from accumulated amortization, was $14.7 million and $13.0 million for the three months ended March 31, 2021 and 2020,

Notes to the Condensed Consolidated Financial Statements (unaudited)
respectively. Expected amortization expense as of March 31, 2021 related to intangible assets, including internal-use software development costs, was as follows:

(in millions)
Remainder of 2021	$47.1
2022	52.3
2023	47.4
2024	35.3
2025	33.8
thereafter	282.0
$497.9
8.Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2021	2020
	(in millions)
Shared savings payable	$74.4	$80.8
Accrued payroll and payroll-related expenses	25.2	47.1
Other accrued expenses	20.6	19.0
Accounts payable	9.4	0.7
Accrued income taxes	3.5	—
Total accounts payable and accrued liabilities	$133.1	$147.6
9.Long-Term Debt

Long-term debt was as follows at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
	(in millions)
Revolving Facility	$—	$—
Term Loan	271.7	272.5
2020 Incremental Term Loans	139.7	140.0
Total debt	411.4	412.5
Unamortized debt issuance costs	(5.1)	(5.5)
Unamortized discount on debt	(5.3)	(5.7)
Total debt, net	401.0	401.3
Less current maturities	(4.2)	(4.2)
Total long-term debt	$396.8	$397.1

As of March 31, 2021 and December 31, 2020, the effective interest rate on Term Loan borrowings was 5.50%. As of March 31, 2021 and December 31, 2020, the effective interest rate on the 2020 Incremental Term Loans was 6.25%.

The Credit Agreement is subject to certain financial and nonfinancial covenants, including a defined Consolidated First Lien Net Leverage Ratio applicable solely to the Revolving Facility. The term loan requires an excess cash flow (“ECF”) payment commencing with and including the period ended December 31, 2018. The prior year’s ECF

Notes to the Condensed Consolidated Financial Statements (unaudited)
payment is due within 10 business days after financial statements have been delivered. As our Consolidated First Lien Net Leverage Ratio was below the threshold requiring an ECF payment, there was no ECF payment due in 2021 or 2020. In addition, the Credit Agreement includes negative covenants which restrict Signify and its subsidiaries’ ability, among other things, to incur indebtedness, grant liens, make investments, sell or otherwise dispose of assets or enter into a merger, pay dividends or repurchase stock. As of March 31, 2021, substantially all of Signify Health, LLC and its subsidiaries’ net assets were deemed restricted from transfer to the Company. We have no stand-alone operations, including no significant cash or assets; our primary activities relate to owning a controlling interest in our subsidiaries and the issuances of equity as described in Note 11 Shareholders’ Equity. Signify Health, LLC did not make any distributions to the parent during the three months ended March 31, 2021 or 2020. As of March 31, 2021, we were in compliance with all financial covenants.

In March 2020, we borrowed $77.0 million under the Revolving Facility as a precautionary measure to ensure appropriate liquidity as a result of the potential risks associated with COVID-19. We repaid this amount in November 2020 and currently have no borrowings outstanding under the Revolving Facility. As of March 31, 2021, we had $77.0 million available borrowing capacity under the Revolving Facility.
The aggregate principal maturities of long-term debt due subsequent to March 31, 2021 are as follows:

(in millions)
Remainder of 2021	$3.1
2022	4.2
2023	4.2
2024	399.9
$411.4
10.Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis were as follows as of March 31, 2021 and December 31, 2020:

		March 31, 2021
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
		(in millions)
Cash equivalents	Money market funds	$460.0	$—	$—	$460.0
Customer EAR liability	Customer equity appreciation rights	—	—	83.3	83.3
Contingent consideration	Consideration due to sellers	—	—	15.4	15.4

		December 31, 2020
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
		(in millions)
Cash equivalents	Money market funds	$20.0	$—	$—	$20.0
Customer EAR liability	Customer equity appreciation rights	—	—	21.6	21.6
Contingent consideration	Consideration due to sellers	—	—	15.2	15.2

There were no transfers between Level 1 and Level 2, or into or out of Level 3, during the three months ended March 31, 2021 or 2020.

Notes to the Condensed Consolidated Financial Statements (unaudited)
The changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2021 and 2020 were as follows:

Contingent Consideration

	2021	2020
	(in millions)
Balance at January 1,	$15.2	$39.8
Remeasurement of contingent consideration included in selling, general and administrative expense	0.2	0.2
Balance at March 31,	$15.4	$40.0

Customer equity appreciation rights

	2021	2020
	(in millions)
Balance at January 1,	$21.6	$—
Grant date fair value estimate recorded as reduction to revenue	4.9	1.2
Remeasurement of fair value included in other expense (income), net	56.8	0.1
Balance at March 31,	$83.3	$1.3

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows as of March 31, 2021:

	Fair Value (in millions)	Valuation Technique	Significant Unobservable Inputs	Assumption
Customer equity appreciation rights	$83.3	Monte Carlo	Volatility	50.0%
			Dividend yield	0%
			Risk-free rate	0.50%
			Expected term (years)	3.5

	Fair Value (in millions)	Valuation Technique	Significant Unobservable Inputs	Discount Rate
Consideration due to sellers	$15.4	Discounted approach	Discount Rate	5.0%

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows as of December 31, 2020:

	Fair Value (in millions)	Valuation Technique	Significant Unobservable Inputs	Assumption
Customer equity appreciation rights	$21.6	Monte Carlo	Volatility	55.0%
			Dividend yield	0%
			Risk-free rate	0.11%
			Expected term (years)	1.35

Notes to the Condensed Consolidated Financial Statements (unaudited)

	Fair Value (in millions)	Valuation Technique	Significant Unobservable Inputs	Discount Rate
Consideration due to sellers	$15.2	Discounted approach	Discount Rate	5.0%

The fair value of our debt is measured at Level 3 and is determined based on fluctuations in current interest rates, the trends in market yields of debt instruments with similar credit ratings, general economic conditions and other quantitative and qualitative factors. The carrying value of our debt approximates its fair value as it is variable-rate debt.

The carrying amounts of accounts receivable and accounts payable approximate their fair value because of the relatively short-term maturity of these instruments.
11.Shareholders’ Equity

See Note 1 Nature of Operations for details of the Reorganization Transactions effective in February 2021 in connection with our IPO.

Initial Public Offering
On February 16, 2021, Signify Health closed an IPO of 27,025,000 shares of its Class A common stock at a public offering price of $24 per share, which included 3,525,000 shares issued pursuant to the full exercise of the underwriters’ over-allotment option. Signify Health received gross proceeds of $648.6 million, which resulted in net cash proceeds of $609.7 million after deducting underwriting discounts and commissions of $38.9 million and before fees and expenses incurred in connection with the IPO incurred and paid for by Cure TopCo. Signify Health used the proceeds to purchase newly-issued membership interests from Cure TopCo at a price per interest equal to the IPO price of its Class A common stock, net of the underwriting discount and commissions.

Amendment and Restatement of Certificate of Incorporation
In connection with the Reorganization Transactions and IPO, our certificate of incorporation was amended and restated to, among other things, authorize the issuance of two classes of common stock: Class A common stock and Class B common stock.

Class A Common Stock
Holders of shares of Class A common stock are entitled to one vote for each share held of record on all matters on which stockholders are entitled to vote generally, including the election or removal of directors. The holders of Class A common stock do not have cumulative voting rights in the election of directors.

Holders of shares of Class A common stock are entitled to receive dividends when and if declared by the board of directors out of funds legally available, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock.

Upon liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of Class A common stock will be entitled to receive pro rata our remaining assets available for distribution.

All shares of Class A common stock outstanding are fully paid and non-assessable. The Class A common stock are not subject to further calls or assessments. The rights, powers and privileges of Class A common stock are subject to those of the holders of any shares of preferred stock.

Class B Common Stock
Each share of Class B common stock entitles its holder to one vote per share on all matters submitted to a vote of the stockholders. If at any time the ratio at which LLC Units are redeemable or exchangeable for shares of Class A common stock changes from one-for-one, the number of votes to which Class B common stockholders are entitled

Notes to the Condensed Consolidated Financial Statements (unaudited)
will be adjusted accordingly. The holders of Class B common stock do not have cumulative voting rights in the election of directors.

Except for transfers to Signify Health, Inc. pursuant to the Amended LLC Agreement or to certain permitted transferees, the LLC Units and corresponding shares of Class B common stock may not be sold, transferred or otherwise disposed of. Holders of shares of Class B common stock will vote together with holders of Class A common stock as a single class on all matters on which stockholders are entitled to vote, except as otherwise required by law.

The Class B common stock is not entitled to economic interests in Signify Health. Holders of Class B common stock do not have any right to receive dividends or to receive a distribution upon a liquidation or winding up of Signify Health. However, if Cure TopCo makes distributions to Signify Health, the other holders of LLC Units, including the Continuing Pre-IPO LLC Members, will be entitled to receive distributions pro rata in accordance with the percentages of their respective LLC Units. The Class B common stock is not subject to further calls or assessment.

Cure TopCo, LLC Recapitalization
As noted above, in connection with our IPO, the limited liability company agreement of Cure TopCo was amended and restated (the “Cure TopCo LLCA”) to, among other things, convert all outstanding equity interests into LLC Units and appoint us as the sole managing member of Cure TopCo.

Under the Cure TopCo LLCA, holders of LLC Units have the right to require Cure TopCo to redeem all or a portion of their LLC Units for newly issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to the volume-weighted average market price of one share of our Class A common stock for each LLC Unit redeemed. This will result in the recognition of a contingently redeemable noncontrolling interest in Cure TopCo held by the Continuing Pre-IPO LLC Members, which will be redeemable, at the election of Signify Health, for shares of Class A common stock on a one-for-one basis or a cash payment in accordance with the terms of the Cure TopCo LLCA and which, if the redeeming member is an affiliate, the decision to redeem in cash or shares will be approved by the disinterested members of the Audit Committee.

Cure TopCo Membership Units
The LLC Units of Cure TopCo do not have voting interests in Cure TopCo. The LLC Units do have rights with respect to the profits and losses and distributions of Cure TopCo as set forth in the Cure TopCo LLCA.
12.Noncontrolling Interest
In connection with the Reorganization Transactions, we became the sole manager of Cure TopCo and, as a result of this control, and because we have a substantial financial interest in Cure TopCo, we consolidate the financial results of Cure TopCo into our Condensed Consolidated Financial Statements. The contingently redeemable noncontrolling interest represents the economic interests of Cure TopCo held by the holders of LLC Units other than the membership units held by us. Income or loss is attributed to the noncontrolling interests based on the relative percentages of LLC Units held by us and the other holders of LLC Units during the period. As such, future redemptions or direct exchanges of LLC Units will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interests and increase or decrease additional paid-in capital in the Condensed Consolidated Balance Sheets.
The following table summarizes the ownership interests in Cure TopCo as of March 31, 2021:

	March 31, 2021
	LLC Units	Ownership Percentage
Number of LLC Units held by Signify Health, Inc.	167,967,856	74.5%
Number of LLC Units held by noncontrolling interests	57,622,302	25.5%
Total LLC Units outstanding	225,590,158	100.0%

Notes to the Condensed Consolidated Financial Statements (unaudited)
LLC Units held by the Continuing Pre-IPO LLC Members are redeemable or exchangeable for, at our election and with appropriate approvals, newly issued shares of Class A common stock on a one-for-one basis or a cash payment in accordance with the terms of the Amended LLC Agreement.
13.Equity-Based Compensation
2021 Long-Term Incentive Plan

In January 2021, our Board of Directors adopted the 2021 Long-Term Incentive Plan (the “2021 LTIP”) which became effective in connection with the IPO and provides for the grant of equity-based awards to employees, consultants, service providers and non-employee directors. At inception, there were 16,556,298 shares of Class A common stock available for issuance under the 2021 LTIP. The share pool will be increased on the first day of each year by the least of (i) 14,191,113 shares of Class A common stock, (ii) 3% of the aggregate number of shares of Class A common stock and shares of Class B common stock outstanding (on a fully diluted basis) on the last day of the immediately preceding fiscal year and (iii) an amount determined by the Board of Directors. Any shares underlying substitute awards, shares remaining available for grant under a plan of an acquired company and awards (including pre-IPO awards (as defined in the 2021 LTIP)) that are forfeited, cancelled, expired, terminated or are otherwise lapsed, in whole or in part, or are settled in cash or withheld in respect of taxes, will become available for future grants under the 2021 LTIP.

During the three months ended March 31, 2021, we issued under the 2021 LTIP, 881,450 stock options at a weighted average exercise price of $24.07 to certain members of management of Cure TopCo that are subject to time-based vesting and vest ratably over either three or four years. The total grant date fair value of these stock options, as measured using a Black-Scholes model, was $10.8 million and will be recognized as stock-based compensation expense over the vesting period. In addition, during the three months ended March 31, 2021, we issued under the 2021 LTIP, 66,328 restricted stock units to members of our Board of Directors that vest on the one-year anniversary of the grant date and to certain members of management of Cure TopCo that vest ratably over four years. The grant date fair value of these restricted stock units was $1.6 million and will be recognized as stock-based compensation expense over the vesting period.

Employee Stock Purchase Plan

In January 2021, our Board of Directors also approved the 2021 Employee Stock Purchase Plan (“ESPP”), which will become effective on a date to be specified by the Compensation Committee in 2021. The ESPP will provide employees and employees of participating subsidiaries with an opportunity to acquire a proprietary interest in the Company through the purchase of shares of Class A common stock. Initially, the ESPP will not be intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). From and after such date as the Compensation Committee, in its discretion, determines that the ESPP is able to satisfy the requirements under Section 423 of the Code and that it will operate the ESPP in accordance with such requirements, the ESPP will be intended to qualify as an “employee stock purchase plan” under Section 423 of the Code and the ESPP will be interpreted in a manner that is consistent with that intent.

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

Incentive Units
In connection with the Reorganization Transactions and pursuant to the Cure TopCo LLCA and the Fourth Amended and Restated Limited Liability Company Agreement of Cure Aggregator, LLC (the “Aggregator LLCA”) adopted in connection with the IPO, all units of membership interest in Cure TopCo existing immediately prior to the Reorganization Transactions were reclassified and converted into LLC units of Cure TopCo and all outstanding Class B units and Class C units in Cure Aggregator, which correspond to Class B units and Class C units issued by Cure TopCo to Cure Aggregator and were intended to be treated as profits interests for U.S. federal income tax

Notes to the Condensed Consolidated Financial Statements (unaudited)
purposes, were reclassified and converted into common units of Cure Aggregator (the “Incentive Units”) based on the value and terms of the underlying Cure TopCo LLCA and Aggregator LLCA. The incentive units will remain outstanding and subject to their original vesting schedules. No further Incentive Units will be granted.
As of March 31, 2021, there were 14,505,258 Incentive Units outstanding, of which 9,443,460 are unvested. This includes 6,444,871 subject to performance-based vesting criteria which were not probable of occurring as of March 31, 2021.
The conversion of the outstanding profits interests as a result of the Reorganization Transactions did not result in any incremental expense as the fair value at the time of modification did not exceed the fair value of the previous award immediately prior to the modification. Accordingly, we continue to recognize the original grant date fair value of the Incentive Units. During the three months ended March 31, 2021 and 2020, we recognized $1.4 million and $5.5 million, respectively, of equity-based compensation expense related to Incentive Units included in SG&A expense on the Condensed Consolidated Statements of Operations. As of March 31, 2021, there was $10.1 million of total unrecognized compensation expense related to unvested time-based Incentive Units expected to be recognized over a weighted average period of 1.0 year. Additionally, there was approximately $13.9 million of unrecognized compensation expense related to Incentive Units with performance-based vesting, in which the vesting conditions were not probable of occurring as of March 31, 2020.

Amended and Restated 2012 and 2019 Equity Incentive Plans

In connection with the Reorganization Transactions, all New Remedy Corp stock options outstanding, were converted into stock options to purchase shares of our Class A common stock. The conversion was based on the values and terms of the Signify Health, Inc. Amended and Restated 2012 and 2019 Equity Incentive Plans and agreements entered into in connection with the Reorganization Transactions. The conversion of the outstanding stock options did not result in any incremental expense as the number of stock options outstanding and the exercise price were both adjusted on a proportionate basis, and therefore, the fair value of the new award did not exceed the fair value of the previous award immediately prior to the modification. The outstanding stock options remain subject to their original vesting schedules. Accordingly, we continue to recognize the original grant date fair value of these converted stock options now outstanding under the Signify Health, Inc. Amended and Restated 2012 and 2019 Equity Incentive Plans. No future grants will be made under these plans.
As of March 31, 2021, there were 6,022,134 stock options outstanding at a weighted average exercise price of $5.96. This includes 1,190,803 subject to performance-based vesting criteria which were not probable of occurring as of March 31, 2021.
During the three months ended March 31, 2021 and 2020, we recognized $0.5 million and $0.4 million, respectively, of equity-based compensation expense related to outstanding stock options included in SG&A expense on the Condensed Consolidated Statements of Operations. As of March 31, 2021, there was $3.3 million of total unrecognized compensation expense related to unvested time-based stock options expected to be recognized over a weighted average period of 1.2 years. Additionally, there was approximately $2.6 million of unrecognized compensation expense related to stock options with performance-based vesting, in which the vesting conditions are not probable of occurring as of March 31, 2020.
14.Loss Per Share

Basic loss per share of Class A common stock is computed by dividing net loss attributable to Signify Health, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted loss per share of Class A common stock is computed by dividing net loss available to Signify Health, Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

We analyzed the calculation of loss per unit for the period prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these unaudited Condensed Consolidated Financial Statements due to

Notes to the Condensed Consolidated Financial Statements (unaudited)
the significant nature of the Reorganization Transactions on the capital structure. Therefore, loss per unit information has not been presented for the three months ended March 31, 2020.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock for the three months ended March 31, 2021. The basic and diluted loss per share for the three months ended March 31, 2021 represents only the period from February 12, 2021 to March 31, 2021, which represents the period wherein we had outstanding Class A common stock.

Three months ended March 31, 2021
(in millions)
Net (loss) income	$(51.7)
Less: Net (loss) income attributable to pre-Reorganization Transactions	(17.2)
Less: Net (loss) income attributable to the noncontrolling interest	(11.3)
Net (loss) income attributable to Signify Health, Inc.	(23.2)

Weighted average shares of Class A common stock outstanding	165,486,015

Earnings (loss) per share of Class A common stock - Basic	$(0.14)
Earnings (loss) per share of Class A common stock - Diluted	$(0.14)

LLC Units of Cure TopCo participate in the earnings of Cure TopCo and therefore, our portion of Cure TopCo’s loss per share has been included in the net loss attributable to Signify Health, Inc. in the calculation above.

Shares of Class B common stock do not participate in our earnings or losses and are therefore not participating securities. As such, separate presentation of basic and diluted loss per share of Class B common stock under the two-class method has not been presented. Shares of our Class B common stock are, however, considered potentially dilutive shares of Class A common stock. The 67,065,763 total shares of Class B common stock outstanding as of March 31, 2021 (which includes 9,443,460 unvested LLC units) were determined to be anti-dilutive as we recorded a net loss for the period, and have therefore been excluded from the computation of diluted earnings per share of Class A common stock.

In addition, 6,903,584 stock options and 66,328 restricted stock units were excluded from the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive as we recorded a net loss for the period.

15.Transaction-related Expenses

For the three months ended March 31, 2021, we incurred $0.9 million of transaction-related expenses in connection with corporate development activities, such as potential mergers and acquisitions, strategic investments and similar activities. These transaction-related expenses related to consulting, compensation and integration-type expenses. Additionally, for the three months ended March 31, 2021 we incurred $4.7 million of costs in connection with our IPO.

For the three months ended March 31, 2020, we incurred $2.4 million of transaction-related expenses related to the integration of Remedy Partners as well as expenses incurred in connection with acquisitions and other corporate development activities, such as potential mergers and acquisitions, strategic investments and similar activities. These transaction-related expenses related to consulting, compensation, and integration-type expenses.
16.Commitments and Contingencies

Letters of Credit

Notes to the Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2021, we have outstanding letters of credit totaling $9.2 million in favor of CMS, required in the event of a negative outcome on certain episodes of care within the BPCI-A program and we do not settle the related amounts owed to CMS. However, the terms of BPCI-A also require that certain partners provide a related reciprocal letter of credit for the majority of this amount. As of March 31, 2021, there are three related letters of credit totaling $8.8 million.

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

Sales Tax Reserve

During the year ended December 31, 2019, it was determined that certain Episodes of Care Services may be subject to sales tax in certain jurisdictions. Historically, we have not collected sales tax from our Episodes of Care Services customers as we believed the services were not taxable. As of March 31, 2021 and December 31, 2020, we have a liability of $6.4 million and $8.0 million, respectively, for potential sales tax exposure related to services performed in 2016 through the second quarter of 2020, included in other current liabilities on the Condensed Consolidated Balance Sheets. We expect to start collecting sales tax from customers in 2021 for 2020 services.

Equity Appreciation Rights

In December 2019, we entered into an EAR agreement with a customer, which contains the following provisions: (i) committed the customer to purchase a minimum amount of services from one of our wholly-owned indirect operating subsidiaries for three years in accordance with specific terms and conditions and (ii) granted the customer a contingent EAR. The EAR agreement allows for the customer to participate in the future growth in the fair market value of our equity and can only be settled in cash (or, under certain circumstances, in whole or in part with a replacement agreement that mimics the economics of the original EAR agreement) upon a change in control, other liquidity event, or upon approval of our Board of Directors with consent by New Mountain Capital with certain terms and conditions. The EAR will expire in 20 years from the date of grant, if not previously settled. As of December 31, 2019, the EAR was accounted for as a contingent contract liability instrument. We did not recognize an expense associated with the EAR for the year ended December 31, 2019 as cash settlement was not considered probable, due to the change in control and liquidity provisions of the EAR. We adopted new accounting guidance in early 2020, which resulted in the initial fair value of the EAR being recorded as a reduction of revenue as this is consideration payable to a customer, and subsequent changes in fair value being recorded as other income (expense), net. Although the initial EAR agreement was executed in December 2019, the service period did not begin until 2020 and, therefore, there was no impact on our results of operations until 2020. The grant date fair value of this EAR was estimated to be $15.2 million and is being recorded as a reduction of revenue through December 31, 2022, coinciding with the three year performance period.

Effective September 2020, we entered into a second EAR agreement with the same customer, containing similar provisions to the EAR agreement entered into in December 2019. We concurrently entered into an amended customer contract which included incremental evaluations volume from the customer beginning in 2020. The grant date fair value of this EAR was estimated to be $36.6 million and is being recorded as a reduction of revenue through December 31, 2022, coinciding with the 2.5 year performance period.

As of March 31, 2021, there was approximately $34.5 million of original grant date fair value unrecognized, which we expect to record as a reduction of revenue over the next 1.75 years. We remeasure the fair value of the outstanding EAR agreements at the end of each reporting period and record any changes in fair value to other expense (income), net in our Condensed Consolidated Statement of Operations. See Note 10 Fair Value Measurements for changes in estimated fair value and valuation techniques used to estimate the EAR.

Notes to the Condensed Consolidated Financial Statements (unaudited)
Synthetic Equity Plan

On February 14, 2020, our Board of Directors adopted a Synthetic Equity Plan (“SEP”) that provides for cash payments upon the satisfaction of certain criteria. The synthetic equity units granted under the SEP were subject to time and performance vesting and were to be paid upon a change in control (as defined in the SEP) based upon the difference in the value of the Company at the time of the change in control event and a "floor amount". Since the vesting criteria were not probable of occurring as of March 31, 2020, we had not recognized any compensation expense related to these awards for the three months ended March 31, 2020.

In February 2021, the SEP was amended to, among other things, remove the change in control payment condition and provide for cash settlement upon each vesting event based on a 30 day volume weighted average price of our Class A common shares. As a result of this amendment, we began to record compensation expense and a current liability beginning in the first quarter of 2021 related to outstanding synthetic equity awards subject to time-based vesting. The liability and expense will be adjusted each reporting period based upon actual cash settlements and the underlying value of the stock. The SEU liability is included in accounts payable and accrued expenses on our Condensed Consolidated Balance Sheet. We have not recorded any expense related to the outstanding synthetic equity awards subject to performance-based vesting as the vesting criteria were not considered probable of occurring as of March 31, 2021.

As of March 31, 2021, 495,303 synthetic equity units outstanding are subject to time-based vesting and 130,504 synthetic equity units outstanding are subject to performance-based vesting.

The following table summarizes the change in the SEU liability for the three months ended March 31, 2021:

(in millions)
Balance at January 1, 2021	$—
SEU expense included in service expense	0.5
SEU expense included in SG&A expense	1.0
Cash payments	(0.8)
Balance at March 31, 2021	0.7

Contingent Consideration

As of March 31, 2021, we have recorded $13.3 million in current contingent consideration and $2.1 million in long-term contingent consideration on our Condensed Consolidated Balance Sheets related to potential payments due upon the completion of certain milestone events in connection with our acquisition of PatientBlox in November 2020.
17.Income Taxes

Income tax (benefit) expense for the three months ended March 31, 2021 and 2020, was $(9.9) million and $0.1 million, respectively. The Company’s estimated effective tax rate for the three months ended March 31, 2021 was 16.1%. The Company’s estimated annual effective tax rate is less than the statutory rate of 21% primarily because the Company is not liable for income taxes on the portion of earnings that are attributable to non-controlling interest.

As a result of the IPO, the Company recorded a change in the net deferred tax asset position, net of valuation allowance, of $29.0 million, which primarily consisted of the Company’s outside basis differences in its partnership subsidiaries.

In assessing the realizability of deferred tax assets, including the deferred tax assets recorded as a result of the IPO and current year operations, management determined that it was more likely than not that the deferred tax assets will be realized.

Notes to the Condensed Consolidated Financial Statements (unaudited)
As of December 31, 2020, PatientBlox had U.S. federal net operating loss carryforwards for tax purposes aggregating approximately $6.2 million which have an indefinite carryforward period; however, these can only reduce taxable income in a future period by a maximum of 80%. All of these net operating loss carryforwards are subject to certain rules under Internal Revenue Code (“IRC”) Section 382. We believe these IRC Section 382 limitations will not ultimately affect our ability to use substantially all of the net operating loss carryforwards for income tax purposes. We have not offset any of the net deferred tax assets, including net operating loss carryforwards, with a valuation allowance for the tax periods ended December 31, 2020 due to existing taxable temporary differences that are a source of income supporting realization of the deferred tax assets.

Uncertain Tax Provisions

The Company evaluates and accounts for uncertain tax positions taken or expected to be taken on an income tax return using a two-step approach. Step one, recognition, occurs when the Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Step two, measurement, determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more likely-than-not threshold of being sustained. The Company records interest (and penalties where applicable), net of any applicable related income tax benefit, on potential income tax contingencies as a component of income tax provision.

We have evaluated our tax positions and have not identified any material uncertain tax positions for which a reserve should be recorded. Accordingly, no provision for uncertainties in income taxes has been made in the accompanying Condensed Consolidated Financial Statements at March 31, 2021.

Tax Receivable Agreement

In February 2021, in connection with the Reorganization Transactions and IPO, Signify Health entered into the Tax Receivable Agreement (the “TRA”), which obligates Signify Health to make payments to the Continuing Pre-IPO LLC Members, the Reorganization Parties, Optionholders (as defined in the TRA) of the Blocker Companies at the time of the Mergers, holders of synthetic equity units and any future party to the TRA (collectively, the “TRA Parties”) in the aggregate generally equal to 85% of the applicable cash savings that it actually realizes as a result of (i) certain favorable tax attributes acquired from the Blocker Companies in the Mergers (including net operating losses, the Blocker Companies’ allocable share of existing tax basis and refunds of Blocker Company taxes attributable to pre-Merger tax periods), (ii) increases in its allocable share of existing tax basis and tax basis adjustments that may result from (x) future redemptions or exchanges of LLC Units by Continuing Pre-IPO LLC Members for cash or Class A common stock, (y) the IPO Contribution and (z) certain payments made under the TRA and (iii) deductions in respect of interest and certain compensatory payments made under the TRA. We will retain the benefit of the remaining 15% of these tax savings.

As of March 31, 2021, we had a liability of $51.3 million related to the projected obligations under the TRA. TRA related liabilities are classified as current or noncurrent based on the expected date of payment. As of March 31, 2021, there are no amounts due within 12 months and therefore the entire liability is included in Tax receivable agreement liability within noncurrent liabilities on our Condensed Consolidated Balance Sheet.
18.Segment Reporting

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

Notes to the Condensed Consolidated Financial Statements (unaudited)
segment based on the segments’ proportionate employee headcount. Certain costs are not allocated to the segments, as described below, as these items are not considered in evaluating the segment’s overall performance.

See Note 5 Revenue Recognition for a summary of segment revenue by product type for the three months ended March 31, 2021 and 2020. Our operating segment results for the periods presented were as follows:

	Three months ended March 31,
	2021	2020
	(in millions)
Revenue
Home & Community Services	$152.4	$103.1
Episodes of Care Services	27.6	28.6

Segment Adjusted EBITDA
Home & Community Services	41.1	24.6
Episodes of Care Services	(6.7)	(2.7)

Less: reconciling items to net loss:
Unallocated costs (1)	72.5	11.0
Depreciation and amortization	16.7	14.5
Interest expense	6.8	5.2
Loss before income taxes	$(61.6)	$(8.8)

(1) Unallocated costs as follows:
Other (income) expense, net (2)	56.7	—
Equity-based compensation	2.5	6.0
SEU Expense	1.5	—
Customer equity appreciation rights	4.9	1.2
Transaction-related expenses	5.6	2.4
Non-allocated costs (3)	1.3	1.4
Total unallocated costs	$72.5	$11.0

(2) Other (income) expense, net includes the remeasurement of the fair value of the outstanding customer EAR.

(3) Non-allocated costs included remeasurement of contingent consideration, management fees paid to our capital partner and certain non-recurring expenses, including those associated with the closure of certain facilities, the sale of certain assets, one-time expenses related to the COVID-19 pandemic and the early termination of certain contracts. These costs are not considered by our Chief Operating Decision Maker in making resource allocation decisions.

Our Chief Operating Decision Maker does not receive or utilize asset information to evaluate performance of operating segments. Accordingly, asset-related information has not been presented.
19. Concentrations

During the normal course of operations, we maintain cash in bank accounts which exceed federally insured amounts. We have not experienced any losses in such accounts and do not believe we are exposed to any significant credit risk related to cash.

Notes to the Condensed Consolidated Financial Statements (unaudited)
Accounts receivable potentially subject us to concentrations of credit risk. Management believes that its contract acceptance, billing and collection policies are adequate to minimize potential credit risk. We continuously evaluate the credit worthiness of our customers’ financial condition and generally do not require collateral.

We are dependent on a concentrated number of payors and provider partners with whom we contract to provide IHEs and other services. A significant portion of our revenues are generated from a small number of customers. For the three months ended March 31, 2021, we had three customers which accounted for approximately 30%, 26% and 10%, respectively, of total revenues. In addition, the revenue from our top ten customers accounted for approximately 82% of our total revenue for the three months ended March 31, 2021.

As of March 31, 2021, we had three customers which accounted for approximately 18%, 12%, and 10%, respectively, of accounts receivable.

While CMS is not our customer, a majority of the revenue generated by Episodes of Care Services is under the CMS administered BPCI-A program and payments are received under this program in certain cases from CMS rather than directly from the customer. During the three months ended March 31, 2021, approximately 15% of total consolidated revenue was generated from the BPCI-A program. As of March 31, 2021, approximately 24% of the total accounts receivable was due from CMS related to payments expected to be received by us under the BPCI-A program.
20. Related Party Transactions

In connection with the Reorganization Transactions, we entered into several agreements with various parties including CureTopCo, LLC, New Mountain Capital and its affiliates, certain members of management and other shareholders. These include the Reorganization Agreement, the Amended and Restated Cure TopCo, LLC Agreement, the Tax Receivable Agreement, the Registration Rights Agreement and the Stockholders' Agreement, all of which are fully described in our 2020 Annual Report on Form 10-K. See Note 1 Nature of Operations for further details on the Reorganization Transactions. See Note 11 Shareholders' Equity for additional information on the Cure TopCo, LLC Recapitalization. See Note 17 Income Taxes for additional information on the Tax Receivable Agreement.

On March 7, 2019, we entered into a consulting agreement with Bret Carlson, a former director, which provided for $0.3 million annually (payable monthly) in compensation for consulting services provided to us. In the event that we complete a corporate transaction in which we acquire all of the equity interests or all, or substantially all, of the assets of a company in our industry referred to and introduced to us by Mr. Carlson, Mr. Carlson will be eligible to receive a cash transaction fee of 3% of any deal consideration up to $10 million, plus an additional 1.5% on any incremental deal consideration above $10 million.

On November 23, 2020, we entered into a letter agreement with Kevin McNamara, a director, which provided for payment of $0.1 million for the three months ended March 31, 2020 (payable in accordance with the Company’s payroll practices) in compensation for non-director related services provided to us. In addition, Mr. McNamara was entitled to reimbursement for annual premiums on life, accidental death and dismemberment, short-term disability and medical insurance. This agreement terminated effective March 1, 2021, as Mr. McNamara is now paid in accordance with our Director compensation policy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q, including matters discussed under Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1. Legal Proceedings, Part II, Item 1A. Risk Factors, and in other sections of this Quarterly Report on Form 10-Q, that are forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business, our plan to drive better patient outcomes and our plan to utilize the proceeds from our initial public offering (“IPO”) to expand our investment in value-based payment programs and in our product portfolio. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under Part II, Item 1A. Risk Factors and Part I, Item 1A. Risk Factors of our 2020 Annual Report on Form 10-K.

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
•our dependence on distributions from Cure TopCo, LLC, our operating subsidiary, to fund dividend payments, if any, and to pay our taxes and expenses, including payments under the TRA;
•the control certain equityholders have over us and our status as a controlled company;
•our ability to realize any benefit from our organizational structure;
•risk associated with acquiring other businesses including our ability to effectively integrate the operations and technologies of the acquired business;
•risks associated with an increase in our indebtedness; and
•the other risk factors described under Part II, Item 1A. Risk Factors and in Part I, Item 1A. Risk Factors of our 2020 Annual Report on Form 10-K.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. In addition, all forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise other than as required under the federal securities laws.
Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and Note Regarding Forward-Looking Statements included in this Quarterly Report on Form 10-Q.

The following discussion contains references to the three months ended March 31, 2020, which was prior to the Reorganization Transactions that Signify Health, Inc. (referred to herein as “we”, “our”, “us”, “Signify Health” or the “Company”) and Cure TopCo, LLC (“Cure TopCo”) entered into in connection with the IPO (the “Reorganization Transactions”), which were effective February 12, 2021. Therefore, the financial results referenced for that period relates to Cure TopCo and its consolidated subsidiaries for the three months ended March 31, 2020. Any information related to periods prior to the Reorganization Transactions refer to Cure TopCo and its consolidated subsidiaries and any information related to periods subsequent to the Reorganization Transactions refer to Signify Health and its consolidated subsidiaries, including Cure TopCo.

Signify Health is a leading healthcare platform that leverages advanced analytics, technology, and nationwide healthcare provider networks to create and power value-based payment programs. Our mission is to transform how care is paid for and delivered so that people can enjoy more healthy, happy days at home. Our customers include health plans, governments, employers, health systems and physician groups. We believe that we are a market leader in two fast-growing segments of the value-based healthcare payment industry: payment models based on individual episodes of care and in-home health evaluations (“IHEs”). Payment models based on individual episodes of care organize or bundle payments for all, or a substantial portion of, services received by a patient in connection with an episode of care, such as a surgical procedure, particular condition or other reason for a hospital stay. IHEs are health evaluations performed by a clinician in the home to support payors’ participation in Medicare Advantage and other government-run managed care plans. Our episode payment platform managed $5.21 billion and $6.14 billion of spend in 2020 and 2019, respectively. In 2020, our mobile network of providers completed evaluations for over 1.4 million unique individuals participating in Medicare Advantage and other managed care plans in 2020. We believe that these core businesses have enabled us to become integral to how health plans and healthcare providers successfully participate in value-based payment programs, and that our platform lessens the dependence on facility-centric care for acute and post-acute services and shifts more services towards alternate sites and, most importantly, the home.

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
Seasonality

Historically, there has been a seasonal pattern to our revenue in our Home & Community Services segment with the revenues in the fourth quarter of each calendar year generally lower than the other quarters. Each year, our IHE customers provide us with a target member list (“TML”), which may be supplemented or amended during the year. Our customers generally limit the number of times we may attempt to contact their members. Throughout the year, as we complete IHEs and attempt to contact members, the number of members who have not received an IHE and whom we are still able to contact declines, typically resulting in fewer IHEs scheduled during the fourth quarter. As a precautionary measure in response to the COVID-19 pandemic, we temporarily paused IHEs in March 2020. Shortly following the suspension of in-home visits, we were able to expand our business model to perform virtual IHEs (“vIHEs”) and made up for some of the lost volume for IHEs through vIHEs. We resumed in-home visits beginning in July 2020. Although we continued to see some increase in IHE member cancellation rates, overall we saw significant incremental IHE volume in the second half of 2020, particularly in the fourth quarter, as certain customers increased the volumes they placed with us and in-home IHEs represented the majority of those IHEs. As a result, for 2020, we did not see the historical seasonality we would normally expect with respect to IHE volume. In the first quarter of 2021, the vast majority of our evaluations were IHEs although we continued to perform vIHEs. Overall, IHE volume was more in line with historical trends and therefore, during the remainder of 2021, we expect to see a return to seasonality trends more consistent with our historical trends in our Home & Community Services segment. However, any further developments with respect to the COVID-19 pandemic may impact seasonality trends.

Revenue in our Episodes of Care Services segment generally is higher in the second and fourth quarters. We recognize the revenue attributable to episodes reconciled during each 6-month episode performance measurement period over a 13-month performance obligation period that commences in the second or fourth quarter of each year, depending on the relevant contract with our provider partners. The 13-month performance obligation period begins at the start of the relevant episodes of care and extends through the receipt or generation of the semiannual reconciliation for the relevant performance measurement period, as well as the provision and explanation of statements of performance to each of our customers. As a result, during the first and third quarters of each year, we recognize three months of revenue for each of two overlapping performance obligation periods (i.e., three months of revenue from one performance obligation period, and three months of revenue from a second, overlapping performance obligation period). In contrast, during the second and fourth quarters of each year, we recognize revenue relating to three overlapping performance obligation periods—three months of revenue from one performance obligation period, three months of revenue from a second, overlapping performance obligation period, and one month of revenue from a third, overlapping performance obligation period (representing the thirteenth month of the third performance obligation period). We also recognize Episodes revenue based on our estimates of savings realized. The semiannual reconciliations for each performance measurement period under our Episodes programs are received or generated in the second and fourth quarters of each year, and indicate the actual savings realized. In addition, due to the semiannual reconciliations for our Episodes programs, and Bundled Payments for Care Improvement - Advanced Initiative (“BPCI-A”) in particular, we typically receive cash during the first and third quarters of each year, which can cause our liquidity to fluctuate from quarter to quarter. See “—Liquidity and Capital Resources.”
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
Impact of IHE volume and margins

Our revenue and profitability in our Home & Community Services segment are affected by the number of IHEs we complete during a period and how cost effectively we are able to complete them. The number of IHEs we are able to complete during a period can be affected by a variety of factors. For example, decisions by our customers with respect to the TML, including any increase or reduction in the number of members included in the TML (or the member list from which it is derived), may impact our IHE completion rate and, as a result, our revenue. Similarly, our ability to complete IHEs is affected by the level of member engagement. In our experience, members of existing customers are more likely to have had an IHE from us in the past and are more likely to be responsive to our outreach. In contrast, for new customers, their members are often just getting to know us and may have never had an IHE before, which can make it harder to successfully contact them and obtain their consent to an IHE. Our ability to complete IHEs is also affected by the capacity of our mobile network of providers, which impacts our ability to efficiently reach all of the members on our TML.

We believe we will benefit from demographic trends in the coming years. As the U.S. population ages, the number of Medicare eligible individuals is increasing. Moreover, Medicare Advantage is growing faster than the Medicare Classic or fee-for-service program according to the Centers for Medicare and Medicaid Services (“CMS”). We believe we are well positioned to capture the growth in Medicare Advantage enrollment in the coming years and further increase the number of members to whom we provide IHEs.

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

In the first three months of 2021, we completed and invoiced to customers over 462,000 IHEs, including vIHEs, compared to over 303,000 IHEs in the first three months of 2020.
Impact of program size and savings rate

Our revenue and profitability in our Episodes of Care Services segment are affected by the program size of our episodes programs and the savings rates we are able to achieve under these programs. Program size for a particular customer represents the number of episodes we managed for a customer during a period multiplied by the respective baseline price of each episode, which represents the benchmark price set by the relevant program prior to any discounts. Our program size grows by increasing the number of episodes we manage. In connection with our episodes offerings, we receive an administrative fee that is based on the program size we manage for a customer. The BPCI-A program, in its current form, expires at the end of 2023, and as of the end of 2020, participation in the BPCI-A program was locked in place, meaning that new healthcare providers cannot enter the program, and participating healthcare providers cannot choose to participate in any additional episode types. Accordingly, our ability to grow our revenue under the BPCI-A program going forward will require us to maximize savings rates. See “Changes to the BPCI program.”

Revenue in our Episodes of Care Services segment is also affected by the savings rate we are able to achieve. Under our contracts with our provider partners in our episodes of care programs, we receive a share of any savings generated by the relevant provider for each episode managed. The savings rate during each period therefore affects our revenue period to period. The savings rate during each period is affected by a variety of factors, including how quickly new customers are able to integrate with our technology and data analytics tools, how long provider partners have been participating in an episode program and their resulting level of familiarity with the program and the degree of implementation of care redesign. The savings rate also varies by the type of solution we offer, and as a result, the savings rate will fluctuate depending on the number of episodes we manage under one type of program, such as BPCI-A, versus another program, such as our Commercial Episodes of Care programs.

Our ability to increase program size and savings rate will depend on a number of factors, including the effectiveness of our advanced data analytics capabilities and operating platform, market adoption of our solutions and the adoption of care redesign and bundled payment models overall.

As a result of COVID-19, CMS allowed for certain provider elections to change episodes being managed by us and also implemented other changes that have temporarily reduced program size in the near term, the impact of which has been partially offset by a higher savings rate achieved from certain underperforming episodes being dropped. See “COVID-19.”

Due to the nature of the timing of reconciliations, we measure program size and savings rate on an annual basis and not on a quarterly basis. Weighted average program size declined in 2020 as a result of the COVID-19 implications described elsewhere. We would expect these limitations and restrictions to end later in 2021 and therefore for our program size to return to pre-2020 levels in the future.
Changes to the BPCI program

Revenue generated by our BPCI solutions represented approximately 15% of our total revenue and over 90% of our Episodes of Care Services segment revenue in the first quarter of 2021. Our revenue and profitability are affected by changes to the BPCI program. Under our BPCI-A contracts, we earn an administrative fee, which is based on the size of the relevant provider’s program, and also share in the savings or losses generated in conjunction with our provider partners as compared to BPCI-A’s benchmark episode price for a particular episode. Significant changes to the BPCI-A program can lead to a decline in the program size and/or savings rates we are able to achieve in conjunction with our provider partners under the program.

In September 2020, CMS announced changes to BPCI-A for 2021. These changes included an adjustment to the baseline period on which clinical episode prices are calculated, such that prices for 2021 will be calculated on the basis of historical experience that includes the first year of the BPCI-A program. As a result, benchmark episode prices could be lower than in prior years because BPCI-A care redesign and savings measures will be reflected in a portion of the benchmark period. In addition, CMS announced changes to the pricing methodology by which benchmark episode prices will be calculated, which will impact savings rate opportunities and we also believe may have impacted healthcare provider demand to take on certain episodes (and therefore affected program size). The impact of these changes is not yet known, as this information is only provided to us on the semi-annual reconciliations received from CMS. Further, when healthcare providers selected episodes for 2021 at the end of 2020, CMS required such selections to be made in groups of similar episodes, rather than individually. For example, a provider partner that previously only participated in hip replacement episodes is now also required to participate in knee and shoulder replacement episodes as well. This impacted certain provider partner demand for various episodes and correspondingly affected program size. We expect the 2020 bundle selections to ultimately result in a program size in-line with that of the 2019 program size. Moreover, the clinical episodes selected by provider partners for 2021 will also apply to 2022 and 2023, meaning the selections made are binding through 2023. Lastly, in 2021, CMS is excluding from the BPCI-A program all episodes where the individual is diagnosed with COVID-19 during the episode. In contrast, in 2020, such episodes could be included or excluded at the election of the provider partner. All of these changes could lead to a decline in the program size and/or savings rates we are able to achieve.

Finally, the BPCI-A program is scheduled to expire in 2023 and it is not clear in what form, if any, CMS will renew the program, although in September 2020 CMS announced that it anticipated launching a mandatory bundle payment model upon the expiration of the BPCI-A program. If CMS does not renew the program, or makes significant changes in any successor program, it may have an impact on the number of episodes we are able to manage, our savings rate and, consequently, revenue and profitability in future periods.
COVID-19
Our operations in our Home & Community Services segment were significantly affected by the COVID-19 pandemic in 2020. As a precautionary measure in response to the pandemic, we temporarily paused IHEs in March 2020. Shortly following the suspension of in-person visits, we were able to expand our business model to perform vIHEs and made up for some of the lost IHE volume through vIHEs. We resumed in-home visits beginning in July 2020.

As a result of the pandemic, many of our customers postponed IHEs to the second half of 2020. Although we continued to see some increase in IHE member cancellation rates, overall we saw significant incremental IHE volume in the second half of 2020, particularly in the fourth quarter, as certain customers increased the volumes they placed with us and in-person IHEs represented the majority of those IHEs. In order to meet this volume growth, we onboarded additional providers into our network, which resulted in proportionally higher expenses. Additionally, in 2020, the COVID-19 pandemic and particularly the resulting shift to virtual evaluations (which was most evident in the second quarter), had an impact on the quarterly volume and results of operations for the Home & Community Services segment. The shift to virtual evaluations was due to a combination of the pause in in-person IHEs between March and July 2020, the decline in the acceptance rates for in-person IHEs and an increase in the member cancellation rates as individuals were less willing to receive IHEs in-person since the start of the pandemic. We also experienced some provider unwillingness to perform IHEs in-person during the pandemic.

In the first quarter of 2021 the vast majority of our evaluations were in-person IHEs, although we continued to perform vIHEs. Overall, IHE volume was more in line with historical trends and therefore, during the remainder of 2021, we expect seasonality trends in our Home & Community Services segment to be more consistent with historical trends. We and our customers, continue to monitor the changing situation with COVID-19 cases on a state-by-state basis, the ongoing federal vaccine roll out and changes in recommendations made by the Centers for Disease Control (“CDC”).

Our Episodes of Care Services segment has also been affected by the pandemic. At certain times during the pandemic, governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments, including certain acute and post-acute care services, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with the virus that causes COVID-19. In addition, the temporary suspension or cancellation of services was put in place to focus limited resources and personnel capacity toward the prevention of, and care for patients with, COVID-19. This resulted in fewer elective procedures and a general reduction in individuals seeking medical care starting at the end of the first quarter of 2020, which contributed to a substantially lower number of episodes being managed in 2020. Due to the nature of the BPCI-A program, however, there is a significant lag between when we perform our services and when CMS reconciles those services. As such, there was no immediate impact to our revenues in 2020. The specific impact of those lower volumes on our program size and revenues was more evident later in 2020 as evidenced by our 2020 annual weighted average program size. We expect this will continue in 2021 as discussed below.

In the third quarter of 2020 and in response to the COVID-19 pandemic, CMS announced that healthcare providers could either (i) continue in the BPCI-A program with no change or (ii) as an exception to previous rules of the program, healthcare providers could choose between the following two options for 2020:

•eliminate upside and downside risk by excluding all episodes from reconciliation; or
•exclude from reconciliation those episodes with a COVID-19 diagnosis during the episode.

Healthcare providers made their elections by September 25, 2020. The results of these elections made by the providers reduced the total number of episodes we managed during 2020 and will reduce the number of episodes we manage during 2021 and therefore reduce program size. While these provider elections have temporarily reduced program size in the near term, this impact is partially offset by a higher savings rate achieved due to a combination of improved performance by some of our partners as well as certain partners that were underperforming choosing to exclude some or all of their episodes from reconciliation in 2020. Subsequently, CMS announced that all episodes in 2021 with a COVID-19 diagnosis would be automatically excluded from reconciliation, which will further reduce program size for all of 2021. There can be no assurance that the positive impact on our savings rate in 2020 will continue in 2021 and beyond.

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

Due to the passage of time between when we perform our services and the confirmation of results and subsequent cash settlement by CMS, COVID-19 did not have an impact on the cash we received from CMS during 2020 as payments we received related to pre-COVID19 performance. The cash received from CMS in the first quarter of 2021 reflected the initial impact of COVID-19 on our business as described above and we expect the cash receipt in the third quarter of 2021 to further reflect the impact of COVID-19.

While we believe that the negative impact of COVID-19 on our Episodes of Care Services segment have mostly subsided, we continue to monitor trends related to COVID-19, the ongoing federal vaccine rollout, changes in CDC recommendations and their impact on our business, results of operations and financial condition.
Investment in growth and technology

We continue to invest in sustaining significant growth, expanding our suite of solutions and being able to support a larger customer base over time. Achievement of our growth strategy will require additional investments and will result in higher expenses and higher cash outflows being incurred, particularly in developing new solutions, as well as in technology and human resources, as we aim to achieve this growth without diluting or decreasing the level and quality of services we provide. Developing new solutions can be time- and resource-intensive, and even once we launch a new solution, it can take a significant amount of time to contract with customers, provide them with our suite of technology and data analytics tools and have them actually begin generating revenue. This may increase our costs for one or more periods before we begin generating revenue from new solutions. In addition to developing new solutions, we are making significant investments in developing our existing solutions and increasing capacity. We will continue to invest in our technology platform and human resources to empower our providers and our customers to further improve results and optimize efficiencies. However, our investments may be more expensive or take longer to develop than we expect and may not result in operational efficiencies.
Cost of being a public company

To operate as a public company, we have been and will be required to continue to implement changes in certain aspects of our business and develop, manage and train management level and other employees to comply with ongoing public company requirements. We will also incur new expenses as a public company, including costs related to our public reporting obligations, which includes increased professional fees for accounting, proxy statements and stockholder meetings, equity plan administration, stock exchange fees and transfer agent fees. In addition, we are party to the tax receivable agreement (the “TRA”) with the Continuing Pre-IPO LLC Members, the Reorganization Parties, Optionholders (as defined in the TRA) of certain entities treated as corporations for U.S. tax purposes that hold LLC Units (individually, a “Blocker Company” and together, the “Blocker Companies”) at the time of the “Mergers”, holders of synthetic equity units and any future party to the TRA (collectively, the “TRA Parties”) and are required to make certain distributions to them in accordance with the terms of the Tax Receivable Agreement. See “—Liquidity and capital resources—Tax Receivable Agreement.”
Effects of the reorganization on our corporate structure

Signify Health was formed for the purpose of the IPO, which was effective in February 2021 and had no activities of its own prior to such date. We are a holding company and our sole material asset is a controlling ownership in Cure TopCo. All of our business is conducted through Cure TopCo and its consolidated subsidiaries and affiliates, and the financial results of Cure TopCo and its consolidated subsidiaries are included in our Condensed Consolidated Financial Statements.

Cure TopCo is currently taxed as a partnership for federal income tax purposes and, as a result, its members, including Signify Health, pay taxes with respect to their allocable share of its net taxable income. We expect that redemptions and exchanges of non-voting common units of Cure TopCo (the “LLC Units”) will result in increases in the tax basis in our share of the tangible and intangible assets of Cure TopCo that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future. The TRA requires us to pay to the TRA Parties 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize from these tax basis increases and other tax attributes discussed herein. Furthermore, payments under the TRA will give rise to additional tax benefits and therefore additional payments under the TRA.
Components of our results of operations
Revenue

Our revenue is generated from contracts with our customers within our two operating segments, Home & Community Services and Episodes of Care Services, under contracts that contain various fee structures. Through our Home & Community Services segment, we offer IHEs, performed either within the patient’s home, virtually or at a healthcare provider facility primarily to Medicare Advantage health plans (and to some extent Medicaid). Additionally, we offer certain diagnostic screening and other ancillary services and, through our Signify Community solution, services to address healthcare concerns related to social determinants of health (“SDOH”). Through our Episodes of Care Services segment, we primarily provide services designed to improve the quality and efficiency of healthcare delivery by developing and managing episodic payment programs in partnership with healthcare providers primarily under the BPCI-A program with CMS.

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

Also within our Episodes of Care Services segment, we generate revenue through our Commercial Episodes of Care program. After we sign up payor customers to sponsor an episode program, we do not begin to generate any revenue until we have helped them design the programs, signed up provider partners to participate in the program and initiated episodes. Revenues under our Commercial Episodes of Care program are also driven by program size and savings rate. Completed episodes are retrospectively reconciled following semi-annual performance measurement periods and our entire administrative fee is at risk, meaning if a customer generates losses one year, we cannot recoup that through savings in a subsequent year.

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

Income tax expense

Our business was historically operated through Cure TopCo, a limited liability company treated as a partnership for U.S. federal income tax purposes, which is generally not subject to U.S. federal or certain state income taxes. In connection with the Reorganization Transactions and the IPO, we acquired LLC Units in Cure TopCo. Accordingly, we are now subject to U.S. federal and state income tax with respect to our allocable share of the income of Cure TopCo.

Noncontrolling interest

In connection with the Reorganization Transactions, we were appointed as the sole managing member of Cure TopCo pursuant to the Amended LLC Agreement. Because we manage and operate the business and control the strategic decisions and day-to-day operations of Cure TopCo and also have a substantial financial interest in Cure TopCo, we consolidate the financial results of Cure TopCo, and a portion of our net income (loss) is allocated to the noncontrolling interest to reflect the entitlement of the Continuing Pre-IPO LLC Members to a portion of Cure TopCo’s net income (loss). As of March 31, 2021, we hold approximately 74.5% of Cure TopCo’s outstanding LLC Units and the remaining LLC Units of Cure TopCo are held by the Continuing Pre-IPO LLC Members.

Results of Operations for the three months ended March 31, 2021 and 2020

The following is a discussion of our consolidated results of operations for the three months ended March 31, 2021 and 2020. A discussion of the results by each of our two operating segments, Home & Community Services and Episodes of Care Services, follows the discussion of our consolidated results.

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,		% Change
	2021	2020	2021 v. 2020
	(in millions)
Revenue	$180.0	$131.7	36.7%
Operating expenses:
Service expense	98.5	67.3	46.3%
Selling, general and administrative expense	57.3	51.1	12.1%
Transaction-related expense	5.6	2.4	130.9%
Depreciation and amortization	16.7	14.5	15.6%
Total operating expenses	178.1	135.3	31.6%
Income (loss) from operations	1.9	(3.6)	(151.6)%
Interest expense	6.8	5.2	29.6%
Other expense (income), net	56.7	—	NM
Other expense, net	63.5	5.2	NM
Loss before income taxes	(61.6)	(8.8)	594.5%
Income tax expense	(9.9)	0.1	NM
Net loss	(51.7)	(8.9)	478.0%
Net loss attributable to pre-Reorganization period	(17.2)	—	NM
Net loss attributable to non-controlling interest	(11.3)	—	NM
Net loss attributable to Signify Health, Inc.	(23.2)	—	NM

Revenue

Our total revenue was $180.0 million for the three months ended March 31, 2021, representing an increase of $48.3 million, or 36.7%, from $131.7 million for the three months ended March 31, 2020. This increase was primarily driven by a $49.3 million increase in revenue from our Home & Community Services segment partially offset by a $1.0 million decrease in revenue from our Episodes of Care Services segment. See “Segment results” below.

Operating expenses

Our total operating expenses were $178.1 million for the three months ended March 31, 2021, representing an increase of $42.8 million, or 31.6%, from $135.3 million for the three months ended March 31, 2020. This increase was driven by the following:

•Service expense—Our total service expense was $98.5 million for the three months ended March 31, 2021, representing an increase of $31.2 million, or 46.3%, from $67.3 million for the three months ended March 31, 2020. This increase was primarily driven by expenses related to our network of providers, which increased by $15.1 million driven by the higher IHE volume partially offset by the mix of vIHEs performed during the quarter, which have a lower cost per evaluation than in-person IHEs. Compensation-related expenses increased by $10.2 million primarily driven by headcount and incentive pay to support the overall current and future growth in both segments. Additionally, the following expenses increased during the three months ended March 31, 2021 primarily driven by the overall higher IHE volume: the costs of providing other ancillary services, including certain laboratory and testing fees, increased by $2.9 million; member outreach and other related expenses increased by approximately $2.2 million; and other variable costs increased by $0.5 million. The impact of COVID-19 also resulted in approximately $0.9 million in one-time costs, including costs related to COVID-19 tests for our providers and incremental costs for personal protective equipment used by our providers while conducting IHEs during the pandemic, which were partially offset by a decrease in travel and entertainment costs for both segments of $0.6 million resulting from continued COVID-19 imposed travel restrictions.

•Selling, general and administrative expense—Our total SG&A expense was $57.3 million for the three months ended March 31, 2021, representing an increase of $6.2 million, or 12.1%, from $51.1 million for the three months ended March 31, 2020. This increase was primarily driven by compensation-related expenses, which increased by $5.8 million due to additional headcount to support the overall growth in our business and increased incentive compensation. Other costs also increased, primarily to support the growth in our business, including: professional and consulting fees, which increased by $1.5 million, information technology-related expenses, including infrastructure and software costs of $0.6 million, and facilities-related expenses, including rent expense under our operating leases, which increased by $0.3 million. These increases were partially offset by a $3.5 million decrease in stock-based compensation expense due to immediate vesting upon certain grants in 2020 partially offset by additional grants made since the first quarter of 2020, a $1.6 million decrease in employee travel and entertainment driven by COVID-19 related travel restrictions and a $0.3 million decrease in other variable costs.

•Transaction-related expenses—Our total transaction-related expenses were $5.6 million for the three months ended March 31, 2021, representing an increase of $3.2 million, or 130.9%, from $2.4 million for the three months ended March 31, 2020. In 2021, the transaction-related expenses consisted primarily of costs incurred in connection with our IPO and potential acquisitions and other corporate development activities that did not proceed. These transaction-related expenses consisted primarily of consulting and compensation expenses. In 2020, the transaction-related expenses related to the Remedy Partners Combination at the end of 2019 and potential acquisitions and other corporate development activities that did not proceed. These transaction-related expenses consisted primarily of consulting, compensation and integration-type expenses.

•Depreciation and amortization—Our total depreciation and amortization expense was $16.7 million for the three months ended March 31, 2021, representing an increase of $2.2 million, or 15.6%, from $14.5 million for the three months ended March 31, 2020. This increase in depreciation and amortization was primarily driven by a net increase in amortization expense of $1.6 million and an increase in depreciation expense of $0.6 million primarily driven by additional capital expenditures over the past year.

Other expense, net

Other expense, net was $63.5 million for the three months ended March 31, 2021, representing an increase of $58.3 million from $5.2 million for the three months ended March 31, 2020. This increase was primarily driven by an increase in other expense (income), net of $56.7 million as well as an increase in interest expense of $1.6 million. The increase in other expense (income), net was driven by $56.7 million in expense related to the quarterly remeasurement of the fair value of the outstanding customer EAR liabilities in 2021. The remeasurement of the fair value of the outstanding customer EAR liabilities in 2020 was not significant. Interest expense increased by $1.6 million primarily driven by the additional indebtedness associated with the $140.0 million pursuant to the fourth amendment to the existing Credit Agreement for $125 million and by the fifth amendment to the existing Credit Agreement for $15.0 million, which were partially offset by quarterly principal payments of long-term debt under our credit agreement entered into on December 21, 2017, as amended (the “Credit Agreement”).

Income tax (benefit) expense

Income tax benefit was $9.9 million for the three months ended March 31, 2021, representing a decrease of $10.0 million from $0.1 million in income tax expense for the three months ended March 31, 2020. As a result of the Reorganization Transactions, we are subject to corporate income taxes on our share of the total net loss.

Loss attributable to the pre-Reorganization period

Loss attributable to the pre-Reorganization period relates to the loss incurred for the period from January 1, 2021 through February 12, 2021.

Loss attributable to non-controlling interest

Loss attributable to non-controlling interest for the three months ended March 31, 2021 relates to the portion of net loss post-Reorganization Transactions allocable to the Continuing pre-IPO holders in Cure TopCo, LLC. Non-controlling interest does not apply to the three months ended March 31, 2020 as that was prior to the Reorganization Transactions.

Segment results

We evaluate the performance of each of our two operating segments based on segment revenue and segment adjusted EBITDA. Service expense for each segment is based on direct expenses associated with revenue generating activities of each segment. We allocate SG&A expenses to each segment primarily based on the relative proportion of direct employees.

The following table summarizes our segment revenue and segment adjusted EBITDA and the percentage of total consolidated revenue and consolidated adjusted EBITDA, respectively, for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,				% Change
	2021	% of Total	2020	% of Total	2021 v 2020
	(in millions)
Revenue
Home & Community Services
Evaluations	$150.3	83.5%	$101.1	76.8%	48.7%
Other	2.1	1.2%	2.0	1.5%	8.1%
Total Home & Community Services revenue	152.4	84.7%	103.1	78.3%	47.9%
Episodes of Care Services
Episodes	25.4	14.1%	25.7	19.4%	(1.2)%
Other	2.2	1.2%	2.9	2.3%	(23.7)%
Total Episodes of Care Services revenue	27.6	15.3%	28.6	21.7%	(3.4)%
Segment Adjusted EBITDA
Home & Community Services	41.1	119.4%	24.6	112.3%	67.7%
Episodes of Care Services	(6.7)	(19.4)%	(2.7)	(12.3)%	(148.8)%

Home & Community Services revenue was $152.4 million for the three months ended March 31, 2021, representing an increase of $49.3 million, or 47.9%, from $103.1 million for the three months ended March 31, 2020. This increase was primarily driven by Evaluations revenue, which increased by $49.2 million. The higher Evaluations revenue was driven by increased IHE volume, partially offset by the mix of vIHEs which only started to be performed in the second quarter of 2020 and have a lower price per evaluation than in-person IHEs. Evaluations revenue included a reduction associated with the outstanding customer EARs of $4.9 million and $1.3 million during the three months ended March 31, 2021 and 2020, respectively. Other revenue increased by $0.1million, primarily due to growth in our biopharma product.

Episodes of Care Services revenue was $27.6 million for the three months ended March 31, 2021, representing a decrease of $1.0 million, or 3.4%, from $28.6 million for three months ended March 31, 2020. This decrease was primarily driven by a decrease of $0.7 million in Other revenue resulting from a decrease in our complex care management services product offering and a decrease of $0.3 million in Episodes revenue due to a decrease in program size driven by the impact of COVID-19 which was partially offset by an improved savings rate.

Home & Community Services Adjusted EBITDA was $41.1 million for the three months ended March 31, 2021, representing an increase of $16.5 million, or 67.7%, from $24.6 million for the three months ended March 31, 2020. This increase was primarily driven by the increase in revenue partially offset by the impact of COVID-19, including continuing to perform vIHEs, which have a lower price per evaluation than in-person IHEs and higher operating expenses as a result of the investments to support our growth and technology.

Episodes of Care Services Adjusted EBITDA was negative $6.7 million for the three months ended March 31, 2021, representing a decrease of $4.0 million from negative $2.7 million for the three months ended March 31, 2020. This decrease was primarily driven by higher operating expenses as a result of the investments to support our growth and technology, the decrease in Other revenue and the impact of COVID-19 related program size reductions partially offset by improved savings rate.
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

Our primary sources of liquidity are proceeds from our IPO, our existing cash and cash equivalents, cash provided by operating activities and borrowings under our Credit Agreement. As of March 31, 2021, we had unrestricted cash and cash equivalents of $756.5 million. Our total indebtedness was $411.4 million as of March 31, 2021. In connection with the IPO, in February 2021, we received net proceeds of $609.7 million. Based on our current expectations, we believe that our primary sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments for at least the next 12 months.

Our principal liquidity needs have been working capital and general corporate needs, debt service, capital expenditures and acquisitions to help achieve our growth strategy. Our capital expenditures for property and equipment to support growth in the business were $0.7 million and $6.2 million for the three months ended March 31, 2021 and 2020, respectively. The higher capital expenditures during 2020 were driven by an expansion at one of our office locations to support our growth. In addition to these historical liquidity needs, we expect our future liquidity needs will also be comprised of cash to (i) provide capital to facilitate the organic and inorganic growth of the business, (ii) make payments under our TRA and (iii) pay income taxes.

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

During 2020, the COVID-19 pandemic led to a deviation from the historical seasonality trend we generally experience in our Home & Community Services segment whereby the fourth quarter volume and revenue are generally lower than the other quarters. As a result and due to the shift to vIHEs during our temporary suspension of IHEs in March 2020, our liquidity trends were negatively impacted during certain periods in 2020. In the first quarter of 2021, the vast majority of our evaluations were performed on an in-home basis, although we continued to perform vIHEs as an ongoing product offering. Additionally, the overall IHE volume in the first quarter was more in line with historical trends in the Home & Community Services segment, and therefore we currently anticipate 2021 liquidity to be more consistent with historical seasonality trends. In our Episodes of Care Services segment, the lower number of episodes managed in 2020 has not yet had an impact on our liquidity because of the timing of the semiannual reconciliations and related cash receipts from CMS under the BPCI-A program. We expect to see the impact on our liquidity of the lower number of episodes managed reflected in the cash payment we receive from CMS in the third quarter of 2021.

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
Comparative cash flows

The following table sets forth our cash flows for the periods indicated:

	Three months ended March 31,
	2021	2020
	(in millions)
Net cash provided by operating activities	$86.7	$4.2
Net cash provided by (used in) investing activities	(6.4)	(11.2)
Net cash (used in) provided by financing activities	603.6	76.2
Net increase in cash, cash equivalents and restricted cash	683.9	69.2
Cash, cash equivalents and restricted cash - beginning of year	77.0	50.2
Cash, cash equivalents and restricted cash - end of period	$760.9	$119.4

Operating activities

Net cash provided by operating activities was $86.7 million for the three months ended March 31, 2021, an increase of $82.5 million, compared to $4.2 million for the three months ended March 31, 2020.

Net loss was $51.7 million for the three months ended March 31, 2021, as compared to $8.9 million for the three months ended March 31, 2020. The increase in net loss was primarily due to the remeasurement of the outstanding Customer EARs partially offset by growth in Home & Community Services revenue. Non-cash items were $67.8 million for the three months ended March 31, 2021 as compared to $22.7 million for the three months ended March 31, 2020. The increase in net non-cash expense items included in net loss was primarily driven by the fair value of the Customer EARs partially offset by a deferred tax benefit.

The effect of changes in operating assets and liabilities was a cash increase of $70.6 million for the three months ended March 31, 2021, as compared to a decrease of $9.6 million for the three months ended March 31, 2020. The most significant drivers were as follows:

•A net increase in the cash inflow related to accounts receivable of $39.1 million for the three months ended March 31, 2021. Accounts receivable related to the Episodes of Care Services segment decreased for the three months ended March 31, 2021 by a total of $114.9 million compared to a decrease of approximately $95.8 million for the three months ended March 31, 2020 primarily due to receipts from the third reconciliation period of the BPCI-A program at a higher savings rate than those received in the prior year period related to the first reconciliation period. Accounts receivable related to the Home & Community Services segment increased $13.7 million during the three months ended March 31, 2021 compared to approximately $33.7 million for the three months ended March 31, 2020 primarily as a result of the higher IHE volume resulting in increased revenue; and
•A net decrease in cash outflow related to accounts payable and accrued expenses of $35.5 million primarily due to the timing of Episodes shared savings payments. Accounts payable and accrued expenses decreased $13.8 million for the three months ended March 31, 2021 as compared to a decrease of $49.3 million for the three months ended March 31, 2020. We made shared savings payments related to the first reconciliation period during the three months ended March 31, 2020; however there were no shared savings payments during the three months ended March 31, 2021 as the majority of receipts related to the third reconciliation were received at the end of the quarter and there is a lag before payments are required to be made to partners. This increase in cash is temporary as we expect to make the shared savings payments related to the third reconciliation period in the second quarter of 2021. The net decrease in cash outflow was partially offset by higher annual bonus payments made during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Investing activities

Net cash used in investing activities was $6.4 million for the three months ended March 31, 2021, a decrease of $4.8 million, compared to net cash used by investing activities of $11.2 million for the three months ended March 31, 2020. Capital expenditures for property and equipment were $0.7 million in 2021 compared to $6.2 million in 2020. The $5.5 million decrease in capital expenditures for property and equipment was primarily driven by investments in certain facilities and other requirements to support the growth in the business in early 2020. Capital expenditures for internal-use software development were $5.7 million in 2021 compared to $5.0 million in 2020. The $0.7 million increase in capital expenditures for internal-use software development was primarily driven by additional investments in our technology platforms to support future growth.

Financing activities

Net cash provided by financing activities was $603.6 million for the three months ended March 31, 2021, an increase of $527.4 million, compared to net cash provided by financing activities of $76.2 million for the three months ended March 31, 2020. The primary source of cash from financing activities in 2021 was the net proceeds of $604.8 million related to our IPO after deducting underwriter commissions and other issuance costs. This source of cash in 2021 was partially offset by scheduled principal payments on long-term debt under our Credit Agreement of $1.0 million. The primary source of cash in 2020 was a net $77.0 million in proceeds from borrowings under the revolving credit facility. Additionally, we received approximately $0.2 million in net income tax refunds on behalf of New Remedy. These sources of cash were partially offset by scheduled principal payments on long-term debt under our Credit Agreement of $0.7 million.
Dividend Policy

Assuming Cure TopCo makes distributions to its members in any given year, the determination to pay dividends, if any, to our Class A common stockholders out of the portion, if any, of such distributions remaining after our payment of taxes, TRA payments and expenses (any such portion, an “excess distribution”) will be made at the sole discretion of our Board of Directors. Our Board of Directors may change our dividend policy at any time.
Tax Receivable Agreement

We are a party to the TRA with the TRA Parties, under which we generally are required to pay to the TRA Parties 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of (i) certain favorable tax attributes we acquired from the Blocker Companies in the Mergers (including net operating losses, the Blocker Companies’ allocable share of existing tax basis and refunds of taxes attributable to pre-Merger tax periods), (ii) increases in our allocable share of existing tax basis and tax basis adjustments that may result from (x) future redemptions or exchanges of LLC Units by Continuing Pre-IPO LLC Members for cash or

Class A common stock, (y) the IPO Contribution and (z) certain payments made under the TRA and (iii) deductions in respect of interest and certain compensatory payments made under the TRA. These payment obligations are our obligations and not obligations of Cure TopCo. Our obligations under the TRA also apply with respect to any person who is issued LLC Units in the future and who becomes a party to the TRA. We do not anticipate making payments under the TRA until after the 2021 tax return has been finalized.
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

As of March 31, 2021, cash settlement was not considered probable, due to the change in control and liquidity provisions of each EAR. The grant date fair value of the December 2019 customer EAR was estimated to be $15.2 million and is being recorded as a reduction of revenue through December 31, 2022, coinciding with the three-year performance period. The grant date fair value of the September 2020 customer EAR was estimated to be $36.6 million and is being recorded as a reduction of revenue through December 31, 2022, coinciding with the 2.5-year performance period. As of March 31, 2021, the total estimated fair market value of the outstanding EAR agreements was approximately $233.5 million.
Non-GAAP financial measures

Adjusted EBITDA and Adjusted EBITDA Margin are not measures of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered substitutes for GAAP measures, including net income or loss, which we consider to be the most directly comparable

GAAP measure. Adjusted EBITDA and Adjusted EBITDA Margin have limitations as analytical tools, and when assessing our operating performance, you should not consider these non-GAAP financial measures in isolation or as substitutes for net income or loss or other consolidated income statement data prepared in accordance with GAAP. Other companies may calculate Adjusted EBITDA and Adjusted EBITDA Margin differently than we do, limiting its usefulness as a comparative measure.

We define Adjusted EBITDA as net loss before interest expense, income tax expense, depreciation and amortization and certain items of income and expense, including asset impairment, other (income) expense, net, transaction-related expenses, equity-based compensation, compensation expense related to synthetic equity units, remeasurement of contingent consideration and non-recurring expenses. We believe that Adjusted EBITDA provides a useful measure to investors to assess our operating performance because it eliminates the impact of expenses that do not relate to ongoing business performance, and that the presentation of this measure enhances an investor’s understanding of the performance of our business.

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
•do not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our debt; and
•do not reflect equity-based compensation expense and other non-cash charges; and exclude certain tax payments that may represent a reduction in cash available to us.
Adjusted EBITDA increased by $12.5 million, or 57.7%, to $34.4 million in the first three months of 2021 from $21.9 million in the first three months of 2020.

We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. We believe that Adjusted EBITDA Margin is helpful to investors in measuring the profitability of our operations on a consolidated level. Adjusted EBITDA Margin increased by 250 basis points to 19.1% in the first three months of 2021 from 16.6% in the first three months of 2020.

The following table shows a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three months ended March 31,
	2021	2020
	(in millions)
Net loss	$(51.7)	$(8.9)
Interest expense	6.8	$5.2
Income tax (benefit) expense	(9.9)	$0.1
Depreciation and amortization	16.7	$14.5
Other expense (income), net(a)	56.7	$—
Transaction-related expenses(b)	5.6	$2.4
Equity-based compensation(c)	2.5	6.0
Customer equity appreciation rights(d)	4.9	1.3
Remeasurement of contingent consideration(e)	0.2	0.2
SEU Expense (f)	1.5	—
Non-recurring expenses(g)	1.1	1.1
Adjusted EBITDA	$34.4	$21.9

(a) Represents other non-operating (income) expense that consists primarily of the quarterly remeasurement of fair value of the outstanding customer EARs, as well as interest and dividends earned on cash and cash equivalents.
(b) Represents transaction-related expenses that consist primarily of expenses incurred in connection with acquisitions and other corporate development activities, such as potential mergers and acquisitions activity, strategic investments and similar activities. Expenses incurred in connection with our IPO, which cannot be netted against proceeds, are also included in transaction-related expenses.
(c) Represents expense related to equity incentive awards, including incentive units, stock options and restricted stock units, granted to certain employees, officers and non-employee directors as long-term incentive compensation. We recognize the related expense for these awards ratably over the vesting period or as achievement of performance criteria become probable.
(d) Represents the reduction of revenue related to the grant date fair value of the customer EARs granted pursuant to the customer EAR agreements we entered into in December 2019 and September 2020.
(e) Represents remeasurement of contingent consideration in 2021 related to potential payments due upon completion of certain milestone events in connection with our acquisition of PatientBlox. In 2020, represents the remeasurement of contingent consideration to the selling shareholders of Censeo Health, a business acquired in 2017, pending the resolution of an Internal Revenue Service (“IRS”) tax matter. The matter was resolved in 2020.
(f) Represents compensation expense related to outstanding synthetic equity awards subject to time-based vesting. A limited number of synthetic equity units were granted in 2021 at the time of the IPO; no future grants will be made. Compensation expense related to these awards is tied to the 30-trading day average price of our Class A common stock, and therefore is subject to volatility and may fluctuate from period to period until settlement occurs.
(g) Represents certain gains and expenses incurred that are not expected to recur, including those associated with one-time costs related to the COVID-19 pandemic, the closure of certain facilities, the sale of certain assets and the early termination of certain contracts.

Contractual Obligations and Commitments
As of March 31, 2021, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K.
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
Critical accounting policies

The discussion and analysis of our financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and related disclosures of contingent assets and liabilities. We base these estimates on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results experienced may vary materially and adversely from our estimates. Revisions to estimates are recognized prospectively. Our significant accounting policies are discussed in Note 2, “Significant Accounting Policies” to our Condensed Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q. There have been no significant changes to these policies during the three months ended March 31, 2021.
Recent accounting pronouncements

For more information on recently issued accounting pronouncements, see Note 2 to our Condensed Consolidated Financial Statements covered under Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

We also intend to take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act so long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.
Item 3. Quantitative and qualitative disclosures about market risks.

In the ordinary course of our business activities, we are exposed to market risks that are beyond our control and which may have an adverse effect on the value of our financial assets and liabilities, future cash flows and earnings. The market risks that we are exposed to primarily relate to changes in interest rates associated with our long-term debt obligations and cash and cash equivalents.

At March 31, 2021, we had total variable rate debt outstanding under our Credit Agreement of $411.4 million. If the effective interest rate of our variable rate debt outstanding as of March 31, 2021 were to increase by 100 basis points (1%), our annual interest expense would increase by approximately $4.1 million.

At March 31, 2021, our total unrestricted cash and cash equivalents were $756.5 million. Throughout the year, we invest any excess cash in short-term investments, primarily money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our interest income. The impact will depend on variables such as the magnitude of rate changes and the level of excess cash balances. We do not consider this risk to be material. We manage such risk by continuing to evaluate the best investment rates available for short-term, high-quality investments.
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and President, Chief Financial and Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure.

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and President, Chief Financial and Administrative Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and President, Chief Financial and Administrative Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and President, Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
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
Item 1A. Risk Factors.

There have been no material changes with respect to the risk factors disclosed in our 2020 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

The following sets forth information regarding securities sold or issued by the registrant in the three months ended March 31, 2021 and the period subsequent period prior to the filing of this report. No underwriters were involved in these sales. There was no general solicitation of investors or advertising, and we did not pay or give, directly or indirectly, any commission or other remuneration, in connection with the offering of these securities. In each of the transactions described below, the recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.

•In connection with the Reorganization Transactions, we issued 140,758,464 shares of Class A common stock and 67,065,763 shares of Class B common stock to Pre-IPO LLC Members. As of March 31, 2021, there were 9,443,460 shares of Class B common stock subject to vesting.
The offer, sale and issuance of the securities described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

Use of Proceeds from our Initial Public Offering of Common Stock
On February 10, 2021, our registration statement on Form S-1 (File No. 333-252231) was declared effective by the SEC in connection with the IPO. At the closing of the IPO on February 16, 2021, we sold 27,025,000 shares of Class A common stock, including 3,525,000 shares pursuant to the underwriters’ over-allotment option, at an initial public offering price of $24.00 per share and received gross proceeds of $648.6 million, which resulted in net proceeds to us of $609.7 million, after deducting underwriting discounts and commissions of $38.9 million and before fees and expenses incurred in connection with the IPO. Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Barclays Capital Inc. and Deutsche Bank Securities Inc. acted as lead bookrunner agents for the offering. BofA Securities Inc., UBS Securities LLC, Robert W. Baird & Co. Incorporated, Piper Sandler & Co. and William Blair & Company, L.L.C. acted as additional bookrunners.

We used the net proceeds from the IPO to purchase 27,025,000 newly-issued LLC Units from Cure TopCo at a purchase price per LLC Unit equal to the initial public offering price of Class A common stock after underwriting discounts and commissions.

Cure TopCo used a portion of the proceeds from the issuance of LLC Units to us to pay fees and expenses of approximately $14.6 million incurred in connection with the IPO and Reorganization Transactions.

Item 3. Defaults upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

None.
Item 6. Exhibits.

The following exhibits are filed as a part of this Quarterly Report on Form 10-Q.

10.1*	Form of Non-Qualified Stock Option Award Agreement Under Signify Health, Inc. 2021 Long-Term Incentive Plan

10.2*	Form of Restricted Stock Unit Award Agreement Under Signify Health, Inc. 2021 Long-Term Incentive Plan

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNIFY HEALTH, INC.

Date:	May 12, 2021	By:	/s/ Kyle Armbrester
Kyle Armbrester
Chief Executive Officer

Date:	May 12, 2021	By:	/s/ Steven Senneff
Steven Senneff
President, Chief Financial and Administrative Officer