Form 10-Q
period 2021-06-30
Signify Health, Inc.
filed 2021-08-11
CIK 1828182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
The number of outstanding shares of Class A common stock, $0.01 par value, as of July 31, 2021 was approximately 168,030,392.

Signify Health, Inc.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Balance Sheets
(unaudited, in millions, except shares)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$631.9	$72.6
Accounts receivable, net	216.6	270.6
Contract assets	58.2	27.8
Restricted cash	7.1	4.4
Prepaid expenses and other current assets	16.5	13.8
Total current assets	930.3	389.2

Property and equipment, net	23.2	25.4
Goodwill	597.1	596.7
Intangible assets, net	488.6	506.9
Deferred tax assets	45.1	—
Other assets	7.7	4.1
Total assets	$2,092.0	$1,522.3

LIABILITIES AND STOCKHOLDERS' / MEMBERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$121.2	$147.6
Contract liabilities	19.5	6.2
Current maturities of long-term debt	2.6	4.2
Contingent consideration	—	13.1
Deferred tax liability	—	1.9
Other current liabilities	14.5	16.6
Total current liabilities	157.8	189.6

Long-term debt	335.8	397.1
Contingent consideration	2.4	2.1
Customer EAR liability	102.7	21.6
Tax receivable agreement liability	51.3	—
Deferred tax liabilities	1.8	—
Other noncurrent liabilities	16.3	17.9
Total liabilities	668.1	628.3

Commitments and Contingencies (Note 17)

Members' equity	—	894.0
Class A common stock, par value $0.01 (168,023,155 and 0 issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	1.7	—
Class B common stock, par value $0.01 (57,911,222 and 0 issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	0.6	—
Additional paid-in capital	1,084.2	—
Accumulated deficit	(23.2)	—
Contingently redeemable noncontrolling interest	360.6	—
Total stockholders' / members' equity	1,423.9	894.0

Total liabilities and stockholders' / members' equity	$2,092.0	$1,522.3
See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
(unaudited, in millions, except shares and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue	$212.8	$130.7	$392.8	$262.4

Operating expenses
Service expense (exclusive of depreciation and amortization shown below)	104.1	52.7	202.6	120.0
Selling, general and administrative expense (exclusive of depreciation and amortization, shown below)	64.9	47.0	122.2	98.1
Transaction-related expenses	1.0	1.6	6.6	4.0
Depreciation and amortization	17.3	15.7	34.0	30.2
Total operating expenses	187.3	117.0	365.4	252.3

Income from operations	25.5	13.7	27.4	10.1

Interest expense	6.5	5.9	13.3	11.1
Loss on extinguishment of debt	5.0	—	5.0	—
Other expense (income), net	14.3	0.6	71.0	0.6
Other expense, net	25.8	6.5	89.3	11.7

(Loss) income before income taxes	(0.3)	7.2	(61.9)	(1.6)
Income tax (benefit) expense	(0.2)	0.2	(10.1)	0.3
Net (loss) income	$(0.1)	$7.0	$(51.8)	$(1.9)
Net (loss) income attributable to pre-Reorganization period	—	7.0	(17.2)	(1.9)
Net (loss) income attributable to noncontrolling interest	(0.1)	—	(11.4)	—
Net (loss) income attributable to Signify Health, Inc.	$—	$—	$(23.2)	$—

Loss per share of Class A common stock(1)
Basic	$—	NM	$(0.14)	NM
Diluted	$—	NM	$(0.14)	NM
Weighted average shares of Class A common stock outstanding(1)
Basic	168,003,727	NM	167,145,986	NM
Diluted	168,003,727	NM	167,145,986	NM

(1)Basic and diluted net loss per share of Class A common stock is applicable only for the periods subsequent to February 12, 2021, which is the period following the initial public offering ("IPO") and related Reorganization Transactions (as defined in Note 1 to the Unaudited Condensed Consolidated Financial Statements). See Note 15 for the basis for the computation of net loss per share.

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Stockholders’ / Members’ Equity
(unaudited, in millions, except shares)

	Signify Health, Inc. Stockholders' Equity
	Class A common - Shares	Class A common stock	Class B common - Shares	Class B common stock	Additional paid-in capital	Non-controlling interest	Retained earnings (Accumulated deficit)	Total stockholders' equity
Balance at March 31, 2021	167,967,856	$1.7	57,622,302	$0.6	$1,082.3	$369.6	$(23.2)	$1,431.0
Equity-based compensation subsequent to Reorganization Transactions	—	—	288,920	—	1.8	1.5	—	3.3
Proceeds from exercises of stock options	55,299	—	—	—	0.1	—	—	0.1
Tax payments on behalf of non-controlling interest	—	—	—	—	—	(10.4)	—	(10.4)
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	(0.1)	—	(0.1)
Balance at June 30, 2021	168,023,155	$1.7	57,911,222	$0.6	$1,084.2	$360.6	$(23.2)	$1,423.9

Members' Equity
Balance at March 31, 2020	$954.6
Equity-based compensation	1.9
Proceeds from exercises of stock options	0.1
Tax refunds received on behalf of New Remedy Corp	0.7
Net income	7.0
Balance at June 30, 2020	$964.3
See accompanying notes to the condensed consolidated financial statements.

	Cure TopCo, LLC (Prior to Reorganization Transactions)	Signify Health, Inc. Stockholders' Equity
	Members' Equity	Class A common - Shares	Class A common stock	Class B common - Shares	Class B common stock	Additional paid-in capital	Non-controlling interest	Retained earnings (Accumulated deficit)	Total stockholders' equity
Balance at January 1, 2021	$894.0	—	$—	—	$—	$—	$—	$—	$894.0
Net loss prior to Reorganization Transactions	(17.2)	—	—	—	—	—	—	—	(17.2)
Equity-based compensation prior to Reorganization Transactions	0.9	—	—	—	—	—	—	—	0.9
Impact of Reorganization Transactions and IPO
Initial effect of the Reorganization Transactions and IPO on noncontrolling interests	(877.7)	140,758,464	1.4	57,613,676	0.6	620.8	254.9	—	—
Contribution of New Remedy Corp to Signify Health Inc.	—	—	—	—	—	(26.0)	—	—	(26.0)
Issuance of Class A common stock in IPO, net of issuance costs	—	27,025,000	0.3	—	—	479.3	125.3	—	604.9
Deferred tax adjustment related to Reorganization and tax receivable agreement	—	—	—	—	—	6.3	—	—	6.3
Class B subscription fee receivable	—	—	—	—	—	0.6	—	—	0.6
Post- IPO activity
Equity-based compensation subsequent to Reorganization Transactions	—	—	—	297,546	—	2.7	2.2	—	4.9
Proceeds from exercises of stock options	—	239,691	—	—	—	0.5	—	—	0.5
Tax payments on behalf of non-controlling interest		—	—	—	—	—	(10.4)	—	(10.4)
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	(11.4)	(23.2)	(34.6)
Balance at June 30, 2021	$—	168,023,155	$1.7	57,911,222	$0.6	$1,084.2	$360.6	$(23.2)	$1,423.9

Members' Equity
Balance at January 1, 2020	$957.6
Equity-based compensation	7.9
Proceeds from exercises of stock options	0.4
Tax refunds received on behalf of New Remedy Corp	0.9
Repurchase of stock on behalf of New Remedy Corp	(0.6)
Net loss	(1.9)
Balance at June 30, 2020	$964.3
See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited, in millions)

	Six months ended June 30,
	2021	2020
Operating activities
Net loss	$(51.8)	$(1.9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	34.0	30.2
Equity-based compensation	5.8	7.9
Customer equity appreciation rights	9.8	2.6
Remeasurement of customer equity appreciation rights	71.3	0.7
Amortization of deferred financing fees	1.4	0.8
Loss on extinguishment of debt	5.0	—
Remeasurement of contingent consideration	2.2	0.2
Payment of contingent consideration	(1.9)	—
Deferred income taxes	(14.3)	—
Other	—	0.2
Changes in operating assets and liabilities:
Accounts receivable	54.0	(66.8)
Prepaid expenses and other current assets	(2.7)	(2.4)
Contract assets	(30.4)	(12.6)
Other assets	(0.6)	0.3
Accounts payable and accrued expenses	(25.7)	(20.0)
Contract liabilities	13.3	5.1
Other current liabilities	(1.8)	1.6
Other noncurrent liabilities	(1.6)	7.5
Net cash provided by (used in) operating activities	66.0	(46.6)

Investing activities
Capital expenditures - property and equipment	(1.9)	(10.1)
Capital expenditures - internal-use software development	(11.6)	(10.2)
Business combinations, net of cash acquired	(0.4)	—
Net cash used in investing activities	(13.9)	(20.3)

Financing activities
Repayment of long-term debt	(412.5)	(1.4)
Proceeds from issuance of long-term debt	350.0	—
Repayment of borrowings under revolving credit facility	—	(15.0)
Proceeds from borrowings under revolving credit facility	—	92.0
Repayments of borrowings under financing agreement	(0.3)	—
Payment of contingent consideration	(13.1)	—
Payment of debt issuance costs	(9.2)	—
Member distributions	(10.4)	(0.1)
Proceeds from IPO, net	604.8	—
Refunds of taxes on behalf of New Remedy Corp	0.1	0.9
Proceeds (payments) related to the issuance of common stock under stock plans	0.5	(0.2)
Net cash provided by financing activities	509.9	76.2

Increase in cash, cash equivalents and restricted cash	562.0	9.3
Cash, cash equivalents and restricted cash - beginning of period	77.0	50.2
Cash, cash equivalents and restricted cash - end of period	$639.0	$59.5

Supplemental disclosures of cash flow information
Cash paid for interest	$12.6	$10.2
Cash payments, net of refunds, for taxes	3.7	0.1
Noncash transactions
Assumption of liabilities from New Remedy Corp	$26.0	$—
Capital expenditures not yet paid	0.8	—
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
•New Remedy Corp. merged with and into Signify Health.

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

The Condensed Consolidated Financial Statements include the accounts and financial statements of our wholly-owned subsidiaries and variable interest entities (“VIE”s) where we are the primary beneficiary. Results of operations of VIEs are included from the dates we became the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

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

Notes to the Condensed Consolidated Financial Statements (unaudited)
As of June 30, 2021, the impact of the COVID-19 pandemic continues to unfold particularly on our Episodes of Care Services segment due to the passage of time between episode initiation and the performance and subsequent recognition of revenue for our services; See Note 3 The COVID-19 Pandemic. As a result, many of our estimates and assumptions have required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in the future.

Comprehensive Income (Loss)
We have not identified any incremental items that would be considered a component of comprehensive income (loss) and accordingly a statement of comprehensive loss is not reflected in the Condensed Consolidated Financial Statements because net loss and comprehensive loss are the same.

Restricted Cash
Under our Master Agreement with the Centers for Medicare and Medicaid Services (“CMS”), we were required to place certain funds in escrow for the benefit of CMS. These amounts, known as a Secondary Repayment Source (“SRS”), were primarily based on the size of our participation in the legacy CMS Bundled Payments for Care Improvement (“BPCI”) program, the predecessor program of the Bundled Payments for Care Improvement - Advanced initiative (“BPCI-A”). These funds were available to CMS as a supplemental payment source if we failed to pay amounts owed to CMS. Under the agreement, the funds are returned to us 18 months after the conclusion of the effective period of the CMS Master Agreement, or when all financial obligations to CMS are fulfilled. As of June 30, 2021 and December 31, 2020, there were $0.5 million in the SRS account included in restricted cash on the Condensed Consolidated Balance Sheets related to BPCI-A.

We also withhold a portion of shared savings to customers in a “holding pool” to cover any potential subsequent negative adjustments through CMS’s subsequent reconciliation true-up process. These funds are distributed to customers following the final true-up if there is no negative adjustment. These amounts represent consideration payable to the customer and therefore have reduced revenue in the period earned. The funds have been received by us from CMS and are held in a separate cash account, included as restricted cash on the Condensed Consolidated Balance Sheets. Since the funds are payable to the customer at the point the final CMS true-up is made or a negative adjustment is due to us, the amounts are also included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, there was $6.6 million and $3.5 million of restricted cash in the holding pool, respectively.

As of December 31, 2020, we held $0.4 million of restricted cash, acquired as part of the PatientBlox acquisition. During the second quarter of 2021, in connection with the successful completion of the first earn out milestone outlined in the acquisition agreement, the balance of the restricted cash was released and paid to the sellers. As a result, there is no remaining balance of restricted cash related to the PatientBlox acquisition as of June 30, 2021.

The following table reconciles cash, cash equivalents, and restricted cash per the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets:

	June 30,	December 31,
	2021	2020
	(in millions)
Cash and cash equivalents	$631.9	$72.6
Restricted cash	7.1	4.4
Total cash, cash equivalents, and restricted cash	$639.0	$77.0

Accounts Receivable
Accounts receivable primarily consist of amounts due from customers and CMS and are stated at their net realizable value. Management evaluates all accounts periodically and an allowance is established based on the best facts available to management. Management considers historical realization data, accounts receivable aging trends and other operational trends to estimate the collectability of receivables. After all reasonable attempts to collect a receivable have been exhausted, the receivable is written off against the allowance for doubtful accounts. As of June 30, 2021 and December 31, 2020, we had an allowance for doubtful accounts of $6.6 million and $5.1 million, respectively.

Notes to the Condensed Consolidated Financial Statements (unaudited)

Advertising and Marketing Costs
Advertising and marketing costs are included in SG&A expenses and are expensed as incurred. Advertising and marketing costs totaled $0.2 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively, and $0.6 million and $1.2 million for the six months ended June 30, 2021 and 2020, respectively.

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

Recent Accounting Pronouncements

Recently Adopted

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The amendments in ASU 2018-07 expanded the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. We elected to early adopt this new guidance for interim periods in 2020 with no significant impact to our financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which requires lessees to recognize leases on the balance sheet by recording a right-of-use asset and lease liability. This guidance is effective for non-public entities for annual reporting periods beginning after December 15, 2021. Early adoption is permitted. During 2021, we have formed an adoption project team and continue to make progress as we plan to adopt this new guidance as of January 1, 2022 and will apply the transition option, whereby prior comparative periods will not be retrospectively presented in the consolidated financial statements. We expect to elect the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and the lessee practical expedient to combine lease and non-lease components for all asset classes. We expect to make a policy election to not recognize right-of-use assets and lease liabilities for short-term leases for all asset classes. We continue to evaluate other practical expedients available under the guidance. We are also assessing the impact to our accounting policies, processes, disclosures, and internal control over financial reporting. We expect to record a right of use asset and corresponding lease liability for all outstanding leases and it is likely that the adoption and recognition of these assets and liabilities will have a material impact to our Condensed Consolidated Balance Sheet given the number of facility leases we currently have. We continue to evaluate the expected impact to our Condensed Consolidated Statements of Operations and Cash Flows.

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
3.The COVID-19 Pandemic

Our operations in our Home & Community Services segment were significantly affected by the COVID-19 pandemic in 2020 as we temporarily paused IHEs in March 2020 and shortly thereafter expanded our business model to perform virtual IHEs (“vIHEs”) in order to make up for some of the lost IHE volume. We resumed in-person IHE visits beginning in July 2020. Despite the availability of vIHEs, many of our customers preferred to postpone in-person IHEs to the second half of 2020. Although we continued to see some increase in IHE member cancellation rates, overall we saw significant incremental IHE volume in the second half of 2020, particularly in the fourth quarter, related to this catch-up and as certain customers increased the overall volumes they placed with us. In-person IHEs represented the majority of these IHEs. In order to meet this volume growth, we onboarded additional providers into our network which resulted in proportionally higher expenses.

In 2021, the vast majority of our evaluations have been in-person IHEs, although we continue to perform vIHEs. Overall, IHE volume has been strong in the first six months of 2021 indicating the direct impact of COVID-19 on the Home & Community Services segment has subsided considerably. During the remainder of 2021, we expect seasonality trends in our Home & Community Services segment to be more consistent with historical trends which have typically seen a lower number of IHEs performed in the fourth quarter.

Notes to the Condensed Consolidated Financial Statements (unaudited)

Our Episodes of Care Services segment has also been negatively impacted by the pandemic. At certain times during the pandemic, governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments, including certain acute and post-acute care services, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with the virus that causes COVID-19. In addition, the temporary suspension or cancellation of services was put in place to focus limited resources and personnel capacity toward the prevention of, and care for patients with COVID-19. This resulted in fewer elective procedures and a general reduction in individuals seeking medical care starting at the end of the first quarter of 2020, which contributed to a substantially lower number of episodes being managed in 2020. Due to the nature of the BPCI-A program, however, there is a significant lag between when we perform our services and when CMS reconciles those services and we recognize revenue across a 13 month period encompassing both of those points in time. As such, there was no immediate impact to our revenues in early 2020. The specific impact of those lower volumes on our program size and revenues was more evident later in 2020 as evidenced by our 2020 annual weighted average program size, and as described below, the impact carried forward into 2021.

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

Healthcare providers made their elections by September 25, 2020. The results of those elections reduced the total number of episodes we managed during 2020 and also for 2021 and, therefore, reduced program size. While these provider elections temporarily reduced program size in the near term, this impact was at least initially partially offset by a higher savings rate achieved due to a combination of improved performance by some of our partners as well as certain partners that were underperforming choosing to exclude some or all of their episodes from reconciliation in 2020. Subsequently, CMS announced that all episodes in 2021 with a COVID-19 diagnosis would be automatically excluded from reconciliation, which further reduced program size for all of 2021.

The reconciliation results received from CMS during the second quarter of 2021 negatively impacted our savings rate. This was driven primarily by the following factors:

•missing comorbidity diagnosis codes that did not properly reflect patient acuity, thereby impacting patient case mix adjustments and reducing episode pricing. There is a 90-day period prior to an acute episode being triggered that CMS incorporates for diagnoses coding which ultimately adjusts an episode’s target pricing. During the pandemic, Medicare patients were avoiding routine healthcare visits and, as a result, comorbidities were not being diagnosed and coded and
•patients being discharged during the pandemic from an acute care facility to inpatient rehabilitation facilities and other high-cost next sites of care when lower-cost skilled nursing facilities were facing COVID-19 outbreaks and staffing shortages.

Due to the passage of time between when we perform our services and the confirmation of results and subsequent cash settlement by CMS, COVID-19 did not have an impact on the cash we received from CMS during 2020 as the payments we received in 2020 related to pre-COVID-19 performance. The cash received from CMS in the first quarter of 2021 reflected the initial impact of COVID-19 as described more fully above and the cash receipt expected in the third quarter of 2021 will also be negatively impacted by COVID-19.

We continue to monitor trends related to COVID-19, including the Delta variant, the ongoing federal vaccine rollout, changes in CDC recommendations and their impact on results of operations and financial condition on both of our segments.
4.Variable Interest Entities

We consolidate our affiliates when we are the primary beneficiary. The primary beneficiary of a VIE is the party that has both the decision-making authority to direct the activities that most significantly impact the VIE’s economic performance and the right to absorb losses or receive benefits that could potentially be significant to the VIE.

Notes to the Condensed Consolidated Financial Statements (unaudited)
Consolidated VIEs at June 30, 2021 and December 31, 2020 include seven and one physician practices, respectively, that require an individual physician to legally own the equity interests as certain state laws and regulations prohibit non-physician owned business entities from practicing medicine or employing licensed healthcare providers. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the losses from and direct activities of these operations. As a result, these VIEs are consolidated and any non-controlling interest is not presented. Recourse of creditors to these VIEs is limited to the assets of the VIE entities, which total $15.9 million and $1.8 million at June 30, 2021 and December 31, 2020, respectively.

The carrying amount and classification of the VIEs’ assets and liabilities included in the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, net of intercompany amounts, are as follows:

	June 30,	December 31,
	2021	2020
	(in millions)
ASSETS
Current assets
Cash and cash equivalents	$1.5	$1.8
Accounts receivable, net	14.4	—
Total current assets	15.9	1.8

Total assets	$15.9	$1.8

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$0.2	$0.1
Total current liabilities	0.2	0.1

Total liabilities	0.2	0.1

Company capital	17.2	(0.7)
Retained earnings	(1.5)	2.4
Total equity	15.7	1.7

Total liabilities and equity	$15.9	$1.8
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

Notes to the Condensed Consolidated Financial Statements (unaudited)
We are dependent on a concentrated number of payors and provider partners with whom we contract to provide our services, See Note 20 Concentrations.

The following table summarizes disaggregated revenue from contracts with customers for the three and six months ended June 30, 2021 and 2020 by source of revenue, which we believe best presents the nature, amount and timing of revenue.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Evaluations	$173.2	$81.2	$323.5	$182.4
Other	2.2	2.8	4.3	4.7
Home & Community Services Total Revenue	175.4	84.0	327.8	187.1
Episodes	35.3	44.0	60.7	69.7
Other	2.1	2.7	4.3	5.6
Episodes of Care Services Total Revenue	37.4	46.7	65.0	75.3
Consolidated Revenue Total	$212.8	$130.7	$392.8	$262.4

Related Balance Sheet Accounts
The following table provides information about accounts included on the Condensed Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020.

	June 30, 2021			December 31, 2020
	Episodes of Care Services	Home & Community Services	Total	Episodes of Care Services	Home & Community Services	Total
	(in millions)
Assets
Accounts receivable, net (1)	$88.4	$128.2	$216.6	$183.3	$87.3	$270.6
Contract assets (2)	$58.2	$—	$58.2	$27.8	$—	$27.8
Liabilities
Shared savings payable (3)	$54.2	$—	$54.2	$80.8	$—	$80.8
Contract liabilities (4)	$16.5	$3.0	$19.5	$4.8	$1.4	$6.2
Deferred revenue (5)	$3.7	$0.7	$4.4	$2.4	$1.4	$3.8

(1)Accounts receivable, net for Episodes of Care Services included $62.6 million due from CMS as of June 30, 2021 primarily related to the fourth reconciliation period of the BPCI-A program and reflects a lower program size when compared to December 31, 2020. The remaining amount of accounts receivable for both Episodes of Care Services and Home & Community Services represent amounts to be received from customers. Home & Community Services accounts receivable as of June 30, 2021 reflects strong IHE volume in the second quarter and a return to a higher mix of in-person IHEs compared to vIHEs.
(2)Contract assets represent management’s estimate of amounts we expect to receive under the BPCI-A program related to the next two reconciliation periods. As of June 30, 2021, contract assets cover episodes of care for the period October 2020 through June 2021. Estimates for program size and savings rate are based on information available as of the date of the financial statements. We record an estimate of revenue related to these performance obligations over the 13-month period starting in the period the related episodes of care commence and through the estimated receipt of the semi-annual CMS reconciliation file. Any changes to these estimates based on new information will be recorded in the period such information is received. Total savings generated and revenue earned for the episodes of care in which a component of the

Notes to the Condensed Consolidated Financial Statements (unaudited)
contract asset recorded as of June 30, 2021 relates to, will be included in the semi-annual reconciliation expected from CMS during the fourth quarter of 2021.
(3)Total shared savings payable is included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets. Shared savings payable for Episodes of Care Services included $13.9 million due to CMS as of June 30, 2021, which we expect to settle with CMS during the next semi-annual reconciliation period in the fourth quarter of 2021. Shared savings payable for Episodes of Care Services included $6.8 million due to CMS as of December 31, 2020, the majority of which was settled with CMS in the first quarter of 2021. Shared savings payable included $33.7 million as of June 30, 2021 primarily related to the fourth reconciliation, which is expected to be paid to customers related to their portion of savings earned under the BPCI-A program. Additionally, there is $6.6 million included in shared savings payable at June 30, 2021, which represents amounts withheld from customers under the BPCI-A program based on contractual withholding percentages. This amount has been received by us from CMS and is held as restricted cash. We expect to remit these amounts to customers at the conclusion of the program, at which time both restricted cash and the liability will be reduced.
(4)Contract liabilities in our Episodes of Care Services segment represent management’s estimate of savings amounts we expect to share with our customers based on contractual shared savings percentages related to the amounts we expect to be entitled to receive under the BPCI-A program for the next two reconciliation periods and service level agreements with certain customers. As of June 30, 2021, contract liabilities of $16.5 million cover episodes of care for the period October 2020 through June 2021. These amounts offset the gross amount we expect to receive for the same period included in contract assets as of June 30, 2021. Contract liabilities in the Home & Community Services segment of $3.0 million as of June 30, 2021 represent management’s estimate of potential refund liabilities due to certain clients as a result of certain service levels not being achieved during the contractual periods primarily due to COVID-19.
(5)Deferred revenue is included in other current liabilities on the Condensed Consolidated Balance Sheets and primarily relates to advance payments received from certain customers.

The table below summarizes the activity recorded in the contract asset and liability accounts for the three and six months ended June 30, 2021 and 2020.

	Three months ended June 30,		Six months ended June 30,
Contract Assets	2021	2020	2021	2020
	(in millions)		(in millions)
Balance at beginning of period	$61.3	$72.7	$27.8	$38.3
Performance obligation completed, converted to accounts receivable	(27.4)	(43.9)	(27.4)	(43.9)
Estimated revenue recognized related to performance obligations satisfied over time	24.3	22.1	57.8	56.5
Balance at end of period	$58.2	$50.9	$58.2	$50.9

	Three months ended June 30,		Six months ended June 30,
Contract Liabilities	2021	2020	2021	2020
	(in millions)		(in millions)
Balance at beginning of period	$20.8	$12.2	$6.2	$3.1
Performance obligation completed, converted to shared savings payable	(4.4)	(4.6)	(4.4)	(4.6)
Payments made to customer	—	—	(0.6)	—
Estimated amounts due to customer related to performance obligations satisfied at a point-in-time	1.1	—	2.2	—
Estimated amounts due to customer related to performance obligations satisfied over time	2.0	0.7	16.1	9.8
Balance at end of period	$19.5	$8.3	$19.5	$8.3

Notes to the Condensed Consolidated Financial Statements (unaudited)

	Three months ended June 30,		Six months ended June 30,
Deferred Revenue	2021	2020	2021	2020
	(in millions)		(in millions)
Balance at beginning of period	$7.0	$1.6	$3.8	$1.2
Payments received from customers	0.7	0.8	8.2	2.0
Revenue recognized upon completion of performance obligation	(3.3)	(0.9)	(7.6)	(1.7)
Balance at end of period	$4.4	$1.5	$4.4	$1.5

	Three months ended June 30,		Six months ended June 30,
Shared Savings Payable	2021	2020	2021	2020
	(in millions)		(in millions)
Balance at beginning of period	$74.4	$24.5	$80.8	$58.2
Amounts paid to customer and/or CMS	(108.5)	(28.9)	(115.0)	(67.9)
Amounts due to customer upon completion of performance obligation	88.3	56.0	88.4	61.3
Balance at end of period	$54.2	$51.6	$54.2	$51.6
6.Property and Equipment

As of June 30, 2021 and December 31, 2020, property and equipment, net were as follows:

	June 30, 2021	December 31, 2020
	(in millions)
Leasehold Improvements	$18.6	$18.5
Computer equipment	18.0	16.6
Furniture and fixtures	6.1	5.8
Software	2.5	2.4
Projects in progress	0.2	0.3
Property and equipment, gross	45.4	43.6
Less: Accumulated depreciation and amortization	(22.2)	(18.2)
Property and equipment, net	$23.2	$25.4

Depreciation and amortization expense for property and equipment, inclusive of amounts subsequently written off or disposed from accumulated depreciation, was $2.1 million and $2.2 million for the three months ended June 30, 2021 and 2020, respectively, and $4.1 million and $3.7 million for the six months ended June 30, 2021 and 2020, respectively. There was no impairment of property and equipment during the three or six months ended June 30, 2021 or 2020.
7.Intangible Assets

Intangible assets were as follows for the periods presented:

Notes to the Condensed Consolidated Financial Statements (unaudited)

		June 30, 2021			December 31, 2020
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated amortization	Net Carrying Value	Gross Carrying Amount	Accumulated amortization	Net Carrying Value
		(in millions)
Customer relationships	3 - 20	$530.5	$(111.0)	$419.5	$530.5	$(92.9)	$437.6
Acquired and capitalized software	3 - 6	135.2	(66.1)	69.1	123.6	(54.3)	69.3
Total		$665.7	$(177.1)	$488.6	$654.1	$(147.2)	$506.9

We capitalized $5.6 million and $5.2 million for the three months ended June 30, 2021 and 2020, respectively, and $11.6 million and $10.2 million for the six months ended June 30, 2021 and 2020, respectively, of internally-developed software costs.

There was no impairment of intangible assets for the three or six months ended June 30, 2021 or 2020.

Amortization expense for intangible assets, inclusive of amounts subsequently written off from accumulated amortization, was $15.2 million and $13.5 million for the three months ended June 30, 2021 and 2020, respectively, and $29.9 million and $26.5 million for the six months ended June 30, 2021 and 2020. Expected amortization expense as of June 30, 2021 related to intangible assets, including internal-use software development costs, was as follows:

(in millions)
Remainder of 2021	$30.5
2022	55.3
2023	51.1
2024	36.1
2025	33.8
thereafter	281.8
$488.6
8.Goodwill
The change in the carrying amount of goodwill for each reporting unit is as follows:

	Home & Community Services	Episodes of Care Services	Total
	(in millions)
Balance at December 31, 2020	$170.4	$426.3	$596.7
Measurement period adjustments	—	0.4	0.4
Balance at June 30, 2021	$170.4	$426.7	$597.1

There was no impairment related to goodwill during the three or six months ended June 30, 2021 or 2020.

Notes to the Condensed Consolidated Financial Statements (unaudited)
9.Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2021	2020
	(in millions)
Shared savings payable	$54.2	$80.8
Accrued payroll and payroll-related expenses	33.8	47.1
Other accrued expenses	26.2	19.0
Accounts payable	7.0	0.7
Total accounts payable and accrued liabilities	$121.2	$147.6
10.Long-Term Debt

Long-term debt was as follows at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
	(in millions)
Revolving Facility	$—	$—
Term Loan	—	272.5
2020 Incremental Term Loans	—	140.0
2021 Term Loan	350.0	—
Total debt	350.0	412.5
Unamortized debt issuance costs	(6.5)	(5.5)
Unamortized discount on debt	(5.1)	(5.7)
Total debt, net	338.4	401.3
Less current maturities	(2.6)	(4.2)
Total long-term debt	$335.8	$397.1

As of June 30, 2021 and December 31, 2020, the effective interest rate on Term Loan borrowings was 3.75% and 5.50%, respectively. As of December 31, 2020, the effective interest rate on the 2020 Incremental Term Loans was 6.25%.

In June 2021, we refinanced the previously existing credit facility and entered into a new credit agreement (the “2021 Credit Agreement”) with a secured lender syndicate, which among other things, reduced our total debt outstanding, lowered the interest rate, increased our borrowing capacity under the revolving facility and extended the maturity. The 2021 Credit Agreement includes a term loan of $350.0 million (the “2021 Term Loan”) and a revolving credit facility (the “Revolving Facility”) with a $185.0 million borrowing capacity. We are required to make amortization payments of 0.25% of the aggregate principal amount of the 2021 Term Loan on a quarterly basis, beginning in December 2021. The maturity date of the 2021 Term Loan is June 22, 2028 and the maturity date of the Revolving Facility is June 22, 2026. In connection with the refinancing, we recorded a loss on extinguishment of debt primarily related to the write-off of unamortized debt issuance costs of $5.0 million in our Consolidated Statement of Operations for the three and six months ended June 30, 2021.

The Credit Agreement is secured by substantially all of the assets of Signify and its subsidiaries. Similar to the previous credit agreement, the 2021 Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and events of default. Negative covenants include, among others (and in each case subject to certain exceptions), limitations on incurrence of liens by Signify and its restricted subsidiaries, limitations on incurrence of indebtedness by Signify and its restricted subsidiaries, limitations on making dividends and other distributions, limitations on engaging in asset sales, limitation on making investments,

Notes to the Condensed Consolidated Financial Statements (unaudited)
limitations on engaging in transactions with affiliates, and a requirement that the consolidated first lien net leverage ratio (as defined in the 2021 Credit Agreement) as of the end of any fiscal quarter is not greater than 4.50 to 1.00 if on the last day of such fiscal quarter the revolving credits outstanding exceeds 35% of the total amount revolving credit commitments at such time. As of June 30, 2021, we were in compliance with all financial covenants.

In March 2020, we borrowed $77.0 million under the prior revolving facility as a precautionary measure to ensure adequate liquidity as a result of the potential risks associated with COVID-19. We repaid this amount in November 2020. We currently have no borrowings outstanding under the Revolving Facility. As of June 30, 2021, we had $172.8 million available borrowing capacity under the Revolving Facility, as the borrowing capacity is reduced by outstanding letters of credit.
The aggregate principal maturities of long-term debt due subsequent to June 30, 2021 are as follows:

(in millions)
Remainder of 2021	$0.9
2022	3.5
2023	3.5
2024	3.5
2025	3.5
Thereafter	335.1
$350.0
11.Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis were as follows as of June 30, 2021 and December 31, 2020:

		June 30, 2021
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
		(in millions)
Cash equivalents	Money market funds	$400.0	$—	$—	$400.0
Customer EAR liability	Customer equity appreciation rights	—	—	102.7	102.7
Contingent consideration	Consideration due to sellers	—	—	2.4	2.4

		December 31, 2020
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
		(in millions)
Cash equivalents	Money market funds	$20.0	$—	$—	$20.0
Customer EAR liability	Customer equity appreciation rights	—	—	21.6	21.6
Contingent consideration	Consideration due to sellers	—	—	15.2	15.2

There were no transfers between Level 1 and Level 2, or into or out of Level 3, during the three and six months ended June 30, 2021 or 2020.

Notes to the Condensed Consolidated Financial Statements (unaudited)
The changes in Level 3 liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2021 and 2020 were as follows:

Contingent Consideration

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Beginning of period	$15.4	$40.0	$15.2	$39.8
Payment of contingent consideration	(15.0)	—	(15.0)	—
Remeasurement of contingent consideration included in selling, general and administrative expense	2.0	—	2.2	0.2
Balance at June 30,	$2.4	$40.0	$2.4	$40.0

Customer equity appreciation rights

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Beginning of period	$83.3	$1.3	$21.6	$—
Grant date fair value estimate recorded as reduction to revenue	4.9	1.3	9.8	2.5
Remeasurement of fair value included in other expense (income), net	14.5	0.6	71.3	0.7
Balance at June 30,	$102.7	$3.2	$102.7	$3.2

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows as of June 30, 2021:

	Fair Value (in millions)	Valuation Technique	Significant Unobservable Inputs	Assumption
Customer equity appreciation rights	$102.7	Monte Carlo	Volatility	40.0%
			Dividend yield	0%
			Risk-free rate	0.51%
			Expected term (years)	3.25

	Fair Value (in millions)	Valuation Technique	Significant Unobservable Inputs	Discount Rate
Consideration due to sellers	$2.4	Discounted approach	Discount Rate	5.0%

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
12.Shareholders’ Equity

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

Notes to the Condensed Consolidated Financial Statements (unaudited)

All shares of Class A common stock outstanding are fully paid and non-assessable. The Class A common stock are not subject to further calls or assessments. The rights, powers and privileges of Class A common stock are subject to those of the holders of any shares of preferred stock.

Class B Common Stock
Each share of Class B common stock entitles its holder to one vote per share on all matters submitted to a vote of the stockholders. If at any time the ratio at which LLC Units are redeemable or exchangeable for shares of Class A common stock changes from one-for-one, the number of votes to which Class B common stockholders are entitled will be adjusted accordingly. The holders of Class B common stock do not have cumulative voting rights in the election of directors.

Except for transfers to Signify Health pursuant to the Cure TopCo Amended LLC Agreement or to certain permitted transferees, the LLC Units and corresponding shares of Class B common stock may not be sold, transferred or otherwise disposed of. Holders of shares of Class B common stock will vote together with holders of Class A common stock as a single class on all matters on which stockholders are entitled to vote, except as otherwise required by law.

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
13.Noncontrolling Interest
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

Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the ownership interests in Cure TopCo as of June 30, 2021:

	June 30, 2021
	LLC Units	Ownership Percentage
Number of LLC Units held by Signify Health, Inc.	168,023,155	74.4%
Number of LLC Units held by noncontrolling interests	57,911,222	25.6%
Total LLC Units outstanding	225,934,377	100.0%
LLC Units held by the Continuing Pre-IPO LLC Members are redeemable or exchangeable for, at our election and with appropriate approvals, newly issued shares of Class A common stock on a one-for-one basis or a cash payment in accordance with the terms of the Cure TopCo LLCA.
14.Equity-Based Compensation
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

During the three and six months ended June 30, 2021, we issued under the 2021 LTIP, 152,000 and 1,033,450 stock options, respectively, at a weighted average exercise price of $24.34 to certain members of management of Cure TopCo that are subject to time-based vesting and vest ratably over either three or four years. The total grant date fair value of these stock options, as measured using a Black-Scholes model, was $12.7 million and will be recognized as stock-based compensation expense over the vesting period. During the three and six months ended June 30, 2021, we recognized $1.0 million and $1.5 million, respectively, of equity-based compensation expense included in SG&A expense on the Condensed Consolidated Statements of Operations. In addition, during the three and six months ended June 30, 2021, we issued under the 2021 LTIP, 85,552 and 151,880 restricted stock units, respectively, to members of our Board of Directors that vest on the one-year anniversary of the grant date and to certain members of management of Cure TopCo that vest ratably over four years. The grant date fair value of these restricted stock units was $3.8 million and will be recognized as stock-based compensation expense over the vesting period. During the three and six months ended June 30, 2021, we recognized $0.5 million and $0.7 million, respectively, of equity-based compensation expense included in SG&A expense on the Condensed Consolidated Statements of Operations.

Employee Stock Purchase Plan

In January 2021, our Board of Directors also approved the 2021 Employee Stock Purchase Plan (“ESPP”), which became effective on July 1, 2021. The ESPP provides employees and employees of participating subsidiaries with an opportunity to acquire a proprietary interest in the Company through the purchase of shares of Class A common stock. Initially, the ESPP will not qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). From and after such date as the Compensation Committee, in its discretion, determines that the ESPP is able to satisfy the requirements under Section 423 of the Code and that it will operate the ESPP in accordance with such requirements, the ESPP will qualify as an “employee stock purchase plan” under Section 423 of the Code and the ESPP will be interpreted in a manner that is consistent with that intent.

Notes to the Condensed Consolidated Financial Statements (unaudited)
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

Incentive Units
In connection with the Reorganization Transactions and pursuant to the Cure TopCo LLCA and the Fourth Amended and Restated Limited Liability Company Agreement of Cure Aggregator, LLC (the “Aggregator LLCA”) adopted in connection with the IPO, all units of membership interests in Cure TopCo existing immediately prior to the Reorganization Transactions were reclassified and converted into LLC units of Cure TopCo and all outstanding Class B units and Class C units in Cure Aggregator, which correspond to Class B units and Class C units issued by Cure TopCo to Cure Aggregator and were intended to be treated as profits interests for U.S. federal income tax purposes, were reclassified and converted into common units of Cure Aggregator (the “Incentive Units”) based on the value and terms of the underlying Cure TopCo LLCA and Aggregator LLCA. The incentive units will remain outstanding and subject to their original vesting schedules. No further Incentive Units will be granted.
As of June 30, 2021, there were 14,474,217 Incentive Units outstanding, of which 9,138,660 are unvested. This includes 6,446,140 subject to performance-based vesting criteria which were not probable of occurring as of June 30, 2021.
The conversion of the outstanding profits interests as a result of the Reorganization Transactions did not result in any incremental expense as the fair value at the time of modification did not exceed the fair value of the previous award immediately prior to the modification. Accordingly, we continue to recognize the original grant date fair value of the Incentive Units. During the three months ended June 30, 2021 and 2020, we recognized $1.5 million and $1.5 million, respectively, of equity-based compensation expense related to Incentive Units included in SG&A expense on the Condensed Consolidated Statements of Operations. During the six months ended June 30, 2021 and 2020, we recognized $2.9 million and $7.0 million, respectively, of equity-based compensation expense related to Incentive Units included in SG&A expense on the Condensed Consolidated Statements of Operations. As of June 30, 2021, there was $8.5 million of total unrecognized compensation expense related to unvested time-based Incentive Units expected to be recognized over a weighted average period of 0.9 years. Additionally, there was approximately $13.9 million of unrecognized compensation expense related to Incentive Units with performance-based vesting, in which the vesting conditions were not probable of occurring as of June 30, 2021.

Amended and Restated 2012 and 2019 Equity Incentive Plans

In connection with the Reorganization Transactions, all New Remedy Corp. stock options outstanding were converted into stock options to purchase shares of our Class A common stock. The conversion was based on the values and terms of the Signify Health, Inc. Amended and Restated 2012 and 2019 Equity Incentive Plans and agreements entered into in connection with the Reorganization Transactions. The conversion of the outstanding stock options did not result in any incremental expense as the number of stock options outstanding and the exercise price were both adjusted on a proportionate basis, and therefore, the fair value of the new award did not exceed the fair value of the previous award immediately prior to the modification. The outstanding stock options remain subject to their original vesting schedules. Accordingly, we continue to recognize the original grant date fair value of these converted stock options now outstanding under the Signify Health, Inc. Amended and Restated 2012 and 2019 Equity Incentive Plans. No future grants of equity will be made under these plans.
As of June 30, 2021, there were 5,799,435 stock options outstanding at a weighted average exercise price of $5.93. This includes 1,084,025 subject to performance-based vesting criteria which were not probable of occurring as of June 30, 2021.
During the three months ended June 30, 2021 and 2020, we recognized $0.3 million and $0.3 million, respectively, of equity-based compensation expense related to outstanding stock options included in SG&A expense on the Condensed Consolidated Statements of Operations. During the six months ended June 30, 2021 and 2020, we recognized $0.7 million and $0.8 million, respectively, of equity-based compensation expense related to outstanding

Notes to the Condensed Consolidated Financial Statements (unaudited)
stock options included in SG&A expense on the Condensed Consolidated Statements of Operations. As of June 30, 2021, there was $2.8 million of total unrecognized compensation expense related to unvested time-based stock options expected to be recognized over a weighted average period of 1.1 years. Additionally, there was approximately $2.6 million of unrecognized compensation expense related to stock options with performance-based vesting, in which the vesting conditions are not probable of occurring as of June 30, 2021.
15.Earnings (Loss) Per Share

Basic earnings (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Signify Health by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share of Class A common stock is computed by dividing net income (loss) available to Signify Health by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

We analyzed the calculation of earnings (loss) per unit for the period prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these unaudited Condensed Consolidated Financial Statements due to the significant nature of the Reorganization Transactions on the capital structure. Therefore, earnings (loss) per unit information has not been presented for the three and six months ended June 30, 2020.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock for the three and six months ended June 30, 2021. The basic and diluted earnings (loss) per share for the six months ended June 30, 2021 represents only the period from February 12, 2021 to June 30, 2021, which represents the period wherein we had outstanding Class A common stock.

	Three months ended June 30, 2021	Six months ended June 30, 2021
	(in millions)
Net (loss) income	$(0.1)	$(51.8)
Less: Net (loss) income attributable to pre-Reorganization Transactions	—	(17.2)
Less: Net (loss) income attributable to the noncontrolling interest	(0.1)	(11.4)
Net (loss) income attributable to Signify Health, Inc.	$—	$(23.2)

Weighted average shares of Class A common stock outstanding - Basic	168,003,727	167,145,986

Earnings (loss) per share of Class A common stock - Basic	$—	$(0.14)
Earnings (loss) per share of Class A common stock - Diluted	$—	$(0.14)

LLC Units of Cure TopCo participate in the earnings of Cure TopCo and therefore, our portion of Cure TopCo’s earnings (loss) per share has been included in the net (loss) income attributable to Signify Health in the calculation above.

Shares of Class B common stock do not participate in our earnings or losses and are therefore not participating securities. As such, separate presentation of basic and diluted loss per share of Class B common stock under the two-class method has not been presented. Shares of our Class B common stock are, however, considered potentially dilutive shares of Class A common stock. The 67,049,882 total shares of Class B common stock outstanding for the three and six months ended June 30, 2021 (which includes 9,138,660 unvested LLC units) were determined to be anti-dilutive as we recorded a net loss for the period, and have therefore been excluded from the computation of diluted earnings per share of Class A common stock.

In addition, 5,951,435 and 6,832,885 stock options and 85,552 and 151,880 restricted stock units were excluded from the computation of diluted earnings per share of Class A common stock for the three and six months ended

Notes to the Condensed Consolidated Financial Statements (unaudited)
June 30, 2021, respectively, because the effect would have been anti-dilutive as we recorded a net loss for the period.
16.Transaction-related Expenses

During the three and six months ended June 30, 2021, we incurred $1.0 million and $1.9 million, respectively, of transaction-related expenses in connection with corporate development activities, such as potential mergers and acquisitions, strategic investments and other similar activities. These transaction-related expenses related to consulting, compensation and integration-type expenses. Additionally, during the six months ended June 30, 2021, we incurred $4.7 million of costs in connection with our IPO.

For the three and six months ended June 30, 2020, we incurred $1.6 million and $4.0 million, respectively, of transaction-related expenses related to the integration of Remedy Partners as well as expenses incurred in connection with corporate development activities, such as potential mergers and acquisitions, strategic investments and other similar activities. These transaction-related expenses related to consulting, compensation, and integration-type expenses.
17.Commitments and Contingencies

Letters of Credit

As of June 30, 2021, we had outstanding letters of credit totaling $9.2 million in favor of CMS, which are required in the event of a negative outcome on certain episodes of care within the BPCI-A program and we do not settle the related amounts owed to CMS. This amount reduces the borrowing amount available to us under our Revolving Credit Facility as of June 30, 2021. See Note 10 Long-Term Debt. However, the terms of BPCI-A also require that certain partners provide a related reciprocal letter of credit for the majority of this amount. As of June 30, 2021, there are three related letters of credit totaling $8.8 million.

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

Sales Tax Reserve

During the year ended December 31, 2019, it was determined that certain Episodes of Care Services may be subject to sales tax in certain jurisdictions. Historically, we have not collected sales tax from our Episodes of Care Services customers as we believed the services were not taxable. As of June 30, 2021 and December 31, 2020, we have a liability of $5.2 million and $8.0 million, respectively, for potential sales tax exposure related to services performed in 2016 through the second quarter of 2020, included in other current liabilities on the Condensed Consolidated Balance Sheets. We began collecting sales tax from customers in the second quarter of 2021 for 2020 services.

Equity Appreciation Rights

In December 2019, we entered into an EAR agreement with a customer, which contains the following provisions: (i) committed the customer to purchase a minimum amount of services from one of our wholly-owned indirect operating subsidiaries for three years in accordance with specific terms and conditions and (ii) granted the customer a contingent EAR. The EAR agreement allows for the customer to participate in the future growth in the fair market value of our equity and can only be settled in cash (or, under certain circumstances, in whole or in part with a replacement agreement that mimics the economics of the original EAR agreement) upon a change in control, other liquidity event, or upon approval of our Board of Directors with consent by New Mountain Capital with certain terms and conditions. The EAR will expire in 20 years from the date of grant, if not previously settled. The initial

Notes to the Condensed Consolidated Financial Statements (unaudited)
fair value of the EAR is being recorded as a reduction of revenue as this is consideration payable to a customer, and subsequent changes in fair value is being recorded as other income (expense), net. Although the initial EAR agreement was executed in December 2019, the service period did not begin until 2020 and, therefore, there was no impact on our results of operations until 2020. The grant date fair value of this EAR was estimated to be $15.2 million and is being recorded as a reduction of revenue through December 31, 2022, coinciding with the three year performance period.

Effective September 2020, we entered into a second EAR agreement with the same customer, containing similar provisions to the EAR agreement entered into in December 2019. We concurrently entered into an amended customer contract which included incremental IHE volume from the customer beginning in 2020. The grant date fair value of this EAR was estimated to be $36.6 million and is being recorded as a reduction of revenue through December 31, 2022, coinciding with the 2.5 year performance period.

As of June 30, 2021, there was approximately $29.6 million of original grant date fair value unrecognized, which we expect to record as a reduction of revenue over the next 1.5 years. We remeasure the fair value of the outstanding EAR agreements at the end of each reporting period and record any changes in fair value to other expense (income), net in our Condensed Consolidated Statement of Operations. See Note 11 Fair Value Measurements for changes in estimated fair value and valuation techniques used to estimate the EAR.

Synthetic Equity Plan

On February 14, 2020, our Board of Directors adopted a Synthetic Equity Plan (“SEP”) that provides for cash payments upon the satisfaction of certain criteria. The synthetic equity units granted under the SEP were subject to time and performance vesting and were to be paid upon a change in control (as defined in the SEP) based upon the difference in the value of the Company at the time of the change in control event and a "floor amount". Since the vesting criteria were not probable of occurring as of June 30, 2020, we had not recognized any compensation expense related to these awards for the three or six months ended June 30, 2020.

In February 2021, the SEP was amended to, among other things, remove the change in control payment condition and provide for cash settlement upon each vesting event based on a 30 day volume weighted average price of our Class A common shares. As a result of this amendment, we began to record compensation expense and a current liability beginning in the first quarter of 2021 related to outstanding synthetic equity awards subject to time-based vesting. The liability and expense will be adjusted each reporting period based upon actual cash settlements and the underlying value of the stock. The SEU liability is included in accounts payable and accrued expenses on our Condensed Consolidated Balance Sheet. We have not recorded any expense related to the outstanding synthetic equity awards subject to performance-based vesting as the vesting criteria were not probable of occurring as of June 30, 2021.

As of June 30, 2021, 454,922 synthetic equity units outstanding are subject to time-based vesting and 119,623 synthetic equity units outstanding are subject to performance-based vesting.

The following table summarizes the change in the SEU liability for the three and six months ended June 30, 2021:

	Three months ended June 30, 2021	Six months ended June 30, 2021
	(in millions)
Balance at beginning of period	$0.7	$—
SEU expense included in service expense	—	0.6
SEU expense included in SG&A expense	0.3	1.2
Cash payments	(0.3)	(1.1)
Balance at end of period	$0.7	$0.7

Notes to the Condensed Consolidated Financial Statements (unaudited)
Contingent Consideration

As of June 30, 2021 and December 31, 2020, we recorded $2.4 million and $2.1 million, respectively, in long-term contingent consideration. As of December 31, 2020, we had $13.1 million in current contingent consideration on our Condensed Consolidated Balance Sheets related to potential payments due upon the completion of certain milestone events in connection with our acquisition of PatientBlox in November 2020. We made payment of the full $15 million in May 2021 to the selling shareholders due to the satisfaction of the first milestone.
18.Income Taxes

Income tax (benefit) expense for the three months ended June 30, 2021 and 2020, was $(0.2) million and $0.2 million, respectively, and for the six months ended June 30, 2021 and 2020, was $(10.1) million and $0.3 million, respectively. The Company’s estimated effective tax rate for the three and six months ended June 30, 2021 was 52.7% and 16.3%, respectively. Our estimated annual effective tax rate is less than the statutory rate of 21% primarily because we are not liable for income taxes on the portion of earnings that are attributable to the non-controlling interest.

As a result of the IPO, we recorded a change in the net deferred tax asset position, net of valuation allowance, of $29.0 million, which primarily consisted of the outside basis differences in our partnership subsidiaries.

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

Uncertain Tax Provisions

We evaluate and account for uncertain tax positions taken or expected to be taken on an income tax return using a two-step approach. Step one, recognition, occurs when we conclude that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Step two, measurement, determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when we subsequently determine that a tax position no longer meets the more likely-than-not threshold of being sustained. We record interest (and penalties where applicable), net of any applicable related income tax benefit, on potential income tax contingencies as a component of income tax provision.

We have evaluated our tax positions and have not identified any material uncertain tax positions for which a reserve should be recorded. Accordingly, no provision for uncertainties in income taxes has been made in the accompanying Condensed Consolidated Financial Statements as of June 30, 2021.

Tax Receivable Agreement

In February 2021, in connection with the Reorganization Transactions and IPO, we entered into the Tax Receivable Agreement (the “TRA”), which obligates us to make payments to the Continuing Pre-IPO LLC Members, the Reorganization Parties, Optionholders (as defined in the TRA) of the Blocker Companies at the time of the Mergers, holders of synthetic equity units and any future party to the TRA (collectively, the “TRA Parties”) in the aggregate generally equal to 85% of the applicable cash savings that we actually realize as a result of (i) certain favorable tax attributes acquired from the Blocker Companies in the Mergers (including net operating losses, the Blocker

Notes to the Condensed Consolidated Financial Statements (unaudited)
Companies’ allocable share of existing tax basis and refunds of Blocker Company taxes attributable to pre-Merger tax periods), (ii) increases in our allocable share of existing tax basis and tax basis adjustments that may result from (x) future redemptions or exchanges of LLC Units by Continuing Pre-IPO LLC Members for cash or Class A common stock, (y) the IPO Contribution and (z) certain payments made under the TRA and (iii) deductions in respect of interest and certain compensatory payments made under the TRA. We will retain the benefit of the remaining 15% of these tax savings.

As of June 30, 2021, we had a liability of $51.3 million related to the projected obligations under the TRA. TRA related liabilities are classified as current or noncurrent based on the expected date of payment. As of June 30, 2021, there are no amounts due within 12 months and therefore the entire liability is included in Tax receivable agreement liability within noncurrent liabilities on our Condensed Consolidated Balance Sheet.
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

See Note 5 Revenue Recognition for a summary of segment revenue by product type for the three and six months ended June 30, 2021 and 2020. Our operating segment results for the periods presented were as follows:

Notes to the Condensed Consolidated Financial Statements (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Revenue
Home & Community Services	$175.4	$84.0	$327.8	$187.1
Episodes of Care Services	37.4	46.7	65.0	75.3

Segment Adjusted EBITDA
Home & Community Services	55.8	20.5	96.9	45.0
Episodes of Care Services	(1.2)	14.9	(7.9)	12.3

Less: reconciling items to net loss:
Unallocated costs (1)	31.1	6.6	103.6	17.6
Depreciation and amortization	17.3	15.7	34.0	30.2
Interest expense	6.5	5.9	13.3	11.1
Loss before income taxes	$(0.3)	$7.2	$(61.9)	$(1.6)

(1) Unallocated costs as follows:
Other (income) expense, net (2)	14.3	0.6	71.0	0.6
Loss on Debt Extinguishment	5.0	—	5.0	—
Equity-based compensation	3.3	1.9	5.8	7.9
SEU Expense	0.3	—	1.8	—
Customer equity appreciation rights	4.9	1.3	9.8	2.6
Transaction-related expenses	1.0	1.6	6.6	4.0
Non-allocated costs (3)	2.3	1.2	3.6	2.5
Total unallocated costs	$31.1	$6.6	$103.6	$17.6

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
20. Concentrations

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

Notes to the Condensed Consolidated Financial Statements (unaudited)
We are dependent on a concentrated number of payors and provider partners with whom we contract to provide IHEs and other services. A significant portion of our revenues are generated from a small number of customers. For the three months ended June 30, 2021, we had three customers which accounted for approximately 26%, 22% and 14%, respectively, of total revenues, and for the six months ended June 30, 2021, we had three customers which accounted for approximately 28%. 24%, and 12%, respectively, of total revenues. In addition, the revenue from our top ten customers accounted for approximately 78% and 79% of our total revenue for the three and six months ended June 30, 2021, respectively.

As of June 30, 2021, we had two customers which accounted for approximately 17% and 10%, respectively, of accounts receivable.

While CMS is not our customer, a majority of the revenue generated by Episodes of Care Services is under the CMS administered BPCI-A program and payments are received under this program in certain cases from CMS rather than directly from the customer. During the three and six months ended June 30, 2021, approximately 16% and 15%, respectively, of total consolidated revenue was generated from the BPCI-A program. As of June 30, 2021, approximately 29% of the total accounts receivable was due from CMS related to payments expected to be received by us under the BPCI-A program.
21. Related Party Transactions

In connection with the Reorganization Transactions, we entered into several agreements with various parties including CureTopCo, New Mountain Capital and its affiliates, certain members of management and other shareholders. These include the Reorganization Agreement, the Cure TopCo, LLC Agreement, the TRA, the Registration Rights Agreement and the Stockholders' Agreement, all of which are fully described in our 2020 Annual Report on Form 10-K. See Note 1 Nature of Operations for further details on the Reorganization Transactions. See Note 12 Shareholders' Equity for additional information on the Cure TopCo, LLC Recapitalization. See Note 18 Income Taxes for additional information on the TRA.

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

On November 23, 2020, we entered into a letter agreement with Kevin McNamara, a director, which provided for payment of $0.1 million for the three months ended June 30, 2020 (payable in accordance with the Company’s payroll practices) in compensation for non-director related services provided to us. In addition, Mr. McNamara was entitled to reimbursement for annual premiums on life, accidental death and dismemberment, short-term disability and medical insurance. This agreement terminated effective March 1, 2021, as Mr. McNamara is now paid in accordance with our Director compensation policy.

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

•the COVID-19 pandemic and whether the pandemic will continue to subside in 2021;
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

The following discussion contains references to the three and six months ended June 30, 2020, which was prior to the Reorganization Transactions that Signify Health, Inc. (referred to herein as “we”, “our”, “us”, “Signify

Health” or the “Company”) and Cure TopCo, LLC (“Cure TopCo”) entered into in connection with the IPO (the “Reorganization Transactions”), which were effective February 12, 2021. Therefore, the financial results referenced for those periods relate to Cure TopCo and its consolidated subsidiaries for the three and six months ended June 30, 2020. Any information related to periods prior to the Reorganization Transactions refer to Cure TopCo and its consolidated subsidiaries and any information related to periods subsequent to the Reorganization Transactions refer to Signify Health and its consolidated subsidiaries, including Cure TopCo.

Signify Health is a leading healthcare platform that leverages advanced analytics, technology, and nationwide healthcare provider networks to create and power value-based payment programs. Our mission is to transform how care is paid for and delivered so that people can enjoy healthier and happier days at home. Our customers include health plans, governments, employers, health systems and physician groups. We believe that we are a market leader in two fast-growing segments of the value-based healthcare payment industry: (1) payment models based on individual episodes of care and (2) in-home health evaluations (“IHEs”). Payment models based on individual episodes of care organize or bundle payments for all, or a substantial portion of, services received by a patient in connection with an episode of care, such as a surgical procedure, particular condition or other reason for a hospital stay. IHEs are health evaluations performed by a clinician in the home to support payors’ participation in Medicare Advantage and other government-run managed care plans. Our episode payment platform managed $5.21 billion and $6.14 billion of spend in 2020 and 2019, respectively. In 2020, our mobile network of providers completed evaluations for over 1.4 million unique individuals participating in Medicare Advantage and other managed care plans. We believe that these core businesses have enabled us to become integral to how health plans and healthcare providers successfully participate in value-based payment programs, and that our platform lessens the dependence on facility-centric care for acute and post-acute services and shifts more services towards alternate sites and, most importantly, the home.

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
Seasonality

Historically, there has been a seasonal pattern to the revenue in our Home & Community Services segment with the revenues in the fourth quarter of each calendar year generally lower than the other quarters. Each year, our IHE customers provide us with a target member list (“TML”), which may be supplemented or amended during the year. Our customers generally limit the number of times we may attempt to contact their members. Throughout the year, as we complete IHEs and attempt to contact members, the number of members who have not received an IHE and whom we are still able to contact declines, typically resulting in fewer IHEs scheduled during the fourth quarter. As a precautionary measure in response to the COVID-19 pandemic, we temporarily paused IHEs in March 2020. Shortly following the suspension of in-home visits, we were able to expand our business model to perform virtual IHEs (“vIHEs”) and made up for some of the lost IHE volume through vIHEs. We resumed in-home visits beginning in July 2020. Although we continued to see some increase in IHE member cancellation rates, overall we saw significant incremental IHE volume in the second half of 2020, particularly in the fourth quarter, as certain customers increased the volumes they placed with us and in-home IHEs represented the majority of those IHEs. As a result, for 2020, we did not see the historical seasonality we would normally expect with respect to IHE volume. In the first and second quarters of 2021, the vast majority of our evaluations were IHEs although we continued to perform vIHEs. Overall, IHE volume was more in line with historical trends and, therefore, during the remainder of 2021, we expect to see a return to seasonality trends more consistent with our historical trends in our Home &

Community Services segment. However, any further developments with respect to the COVID-19 pandemic may impact seasonality trends.

Revenue in our Episodes of Care Services segment generally is higher in the second and fourth quarters although this can still be influenced by negative changes in assumptions about savings rates and program size. We recognize the revenue attributable to episodes reconciled during each 6-month episode performance measurement period over a 13-month performance obligation period that commences in the second or fourth quarter of each year, depending on the relevant contract with our provider partners. The 13-month performance obligation period begins at the start of the relevant episodes of care and extends through the receipt or generation of the semiannual reconciliation for the relevant performance measurement period, as well as the provision and explanation of statements of performance to each of our customers. As a result, during the first and third quarters of each year, we recognize three months of revenue for each of two overlapping performance obligation periods (i.e., three months of revenue from one performance obligation period, and three months of revenue from a second, overlapping performance obligation period). In contrast, during the second and fourth quarters of each year, we recognize revenue relating to three overlapping performance obligation periods—three months of revenue from one performance obligation period, three months of revenue from a second, overlapping performance obligation period, and one month of revenue from a third, overlapping performance obligation period (representing the thirteenth month of the third performance obligation period). We also recognize Episodes of Care Services revenue based on our estimates of savings realized. The semiannual reconciliations for each performance measurement period under our Episodes programs are received or generated in the second and fourth quarters of each year, and indicate the actual savings realized. In addition, due to the semiannual reconciliations for our Episodes programs, and Bundled Payments for Care Improvement - Advanced Initiative (“BPCI-A”) in particular, we typically receive cash during the first and third quarters of each year, which can cause our liquidity to fluctuate from quarter to quarter. See “—Liquidity and Capital Resources.”
Customer mix

Our customer mix can affect our revenue and profitability in both of our segments. For example, due to the different contractual arrangements we have with different health plans, health plan mix during the period can affect our average per-visit fee, the geographic mix of plan members we are visiting, the mix of members we see that are covered by Medicare versus Medicaid and the selection of IHE, vIHE or IHE+ solutions, each of which has a different price point, and can affect the conversion rate associated with the number of members who agree to receive IHEs, the total number of IHEs completed and the number and type of ancillary services selected. The amounts we receive for our services in our Episodes of Care Services segment are similarly determined by customer mix, as the amount of our administrative fee, our share of episode savings and risk for episode losses and the payors’ and providers’ share of savings, as well as the overall program size, customer bundle selections and the savings rate generated under each managed episode vary by customer.
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

Our long-term profitability in the Home & Community Services segment is also impacted by how cost-effectively we are able to complete IHEs. For example, it tends to be less costly for us to perform IHEs in densely populated urban areas and more costly for us to perform IHEs in difficult-to-reach jurisdictions. Our ability to cost-effectively perform IHEs is also affected by how efficiently we are able to schedule a provider’s day to maximize the number of IHEs they are able to complete in a day. The mix of providers we use may also impact our costs. We use a mix of physicians, nurse practitioners and physicians assistants, with physicians being the most costliest to contract with for IHEs. If we increase or decrease our usage of a particular type of provider, it impacts the cost of performing IHEs and our margins.

In the three and six months ended June 30, 2021, we completed and invoiced to customers over 497,000 and 959,000 IHEs, including vIHEs, respectively, compared to over 298,000 and 601,000 IHEs in the three and six month ended June 30, 2020, respectively.
Impact of program size and savings rate

Our revenue and profitability in our Episodes of Care Services segment are affected by the program size of our episodes programs and the savings rates we are able to achieve under these programs. Program size for a particular customer represents the number of episodes we managed for that customer during a period multiplied by the respective baseline price of each episode, which represents the benchmark price set by the relevant program prior to any discounts. Our program size grows by increasing the number of episodes we manage. In connection with our episodes offerings, we receive an administrative fee that is based on the program size we manage for a customer. The BPCI-A program, in its current form, expires at the end of 2023, and as of the end of 2020, participation in the BPCI-A program was locked in place, meaning that new healthcare providers cannot enter the program, and participating healthcare providers cannot choose to participate in any additional episode types. Accordingly, our ability to grow our revenue under the BPCI-A program going forward will require us to maximize savings rates. See “Changes to the BPCI program.”

Revenue in our Episodes of Care Services segment is also affected by the savings rate we are able to achieve. Under our contracts with our provider partners in our episodes programs, we receive a share of any savings generated by the relevant provider for each episode managed. The savings rate and our estimates thereof, during each period, therefore affects our revenue period to period. The savings rate during each period is affected by a variety of factors, including how quickly new customers are able to integrate with our technology and data analytics tools, how long provider partners have been participating in an episode program and their resulting level of familiarity with the program and the degree of implementation of care redesign. The savings rate also varies by the type of solution we offer, and as a result, the savings rate will fluctuate depending on the number of episodes we manage under one type of program, such as BPCI-A, versus another program, such as our Commercial Episodes of Care programs.

Our ability to increase program size and savings rate will depend on a number of factors, including the effectiveness of our advanced data analytics capabilities and operating platform, market adoption of our solutions and the adoption of care redesign and bundled payment models overall.

As a result of COVID-19, CMS allowed for certain provider elections to change episodes being managed by us and also implemented other changes that have temporarily reduced program size in the near term, the impact of which initially was partially offset by a higher savings rate achieved from certain underperforming episodes being dropped. See “COVID-19.”

Due to the nature of the timing of reconciliations, we measure program size and savings rate on an annual basis and not on a quarterly basis. Weighted average program size declined in 2020 as a result of the COVID-19 implications described elsewhere in this quarterly report. We would expect these limitations and restrictions to end later in 2021 and therefore for our program size to return to pre-2020 levels in the future.

The semi-annual BPCI-A reconciliation we received during the second quarter of 2021 from CMS indicated a lower than expected savings rate. We believe the results from this reconciliation, particularly the lower than expected savings rate, were driven by two primary factors, both of which are related to the COVID-19 pandemic and the governmental and societal response to it. The first factor relates to higher next sites of care being used, driving actual costs higher and in turn lowering our savings. During the COVID-19 pandemic, the use of skilled nursing facilities has been extremely limited, and therefore patients requiring a next site of care have been forced to use the higher cost inpatient rehabilitation facilities. The second factor relates to the patient case mix adjustment, which is one of the variables used to determine the final target price set by CMS. The patient case mix adjustment adjusts the target price to take into consideration patients who have certain co-morbidities. These co-morbidities are generally chronic conditions which will likely lead to future complications (e.g. diabetes). These co-morbidities must be diagnosed prior to an episode being initiated, which generally occurs during annual physicals or routine visits to the doctor’s office. In turn, CMS will apply a patient case mix adjustment increasing the target price for the member. During the COVID-19 pandemic, many individuals have been foregoing in-person annual physicals and routine appointments resulting in the lack of co-morbidities being diagnosed and the target prices not being adjusted. However, if the undiagnosed condition existed during an episode, complications likely arose and drove the actual costs up resulting in higher costs and less savings. We would expect the impact of these two factors on the savings rate to decrease once the COVID-19 pandemic subsides.
Changes to the BPCI program

Revenue generated by our BPCI solutions represented approximately 15% of our total revenue and over 90% of our Episodes of Care Services segment revenue in the second quarter of 2021. Our revenue and profitability are affected by changes to the BPCI program. Under our BPCI-A contracts, we earn an administrative fee, which is based on the size of the relevant provider’s program, and also share in the savings or losses generated in conjunction with our provider partners as compared to BPCI-A’s benchmark episode price for a particular episode. Significant changes to the BPCI-A program can lead to a decline in the program size and/or savings rates we are able to achieve in conjunction with our provider partners under the program.

In September 2020, CMS announced changes to BPCI-A for 2021. These changes included an adjustment to the baseline period during which clinical episode prices are calculated, such that prices for 2021 will be calculated on the basis of historical experience that includes the first year of the BPCI-A program. As a result, benchmark episode prices could be lower than in prior years because BPCI-A care redesign and savings measures will be reflected in a portion of the benchmark period. In addition, CMS announced changes to the pricing methodology by which benchmark episode prices will be calculated. The changes to the pricing methodology will impact savings rate opportunities in the future and may have already impacted healthcare provider demand to take on certain episodes (and therefore affected program size). The impact of these changes is not yet known, as this information is only provided to us on the semi-annual reconciliations received from CMS. Further, when healthcare providers selected episodes for 2021 at the end of 2020, CMS required such selections to be made in groups of similar episodes, rather than individually. For example, a provider partner that previously only participated in hip replacement episodes is now also required to participate in knee and shoulder replacement episodes. This impacted certain provider partner demand for various episodes and correspondingly affected program size. We expect the 2020 bundle selections to ultimately result in a program size in-line with that of the 2019 program size. Moreover, the clinical episodes selected by provider partners for 2021 will also apply to 2022 and 2023, meaning the selections made are binding through 2023. Lastly, in 2021, CMS is excluding from the BPCI-A program all episodes where the individual is diagnosed with COVID-19 during the episode. In contrast, in 2020, such episodes could be included or excluded at the election of the provider partner. All of these changes could lead to a decline in the program size and/or savings rates we are able to achieve.

Finally, the BPCI-A program is scheduled to expire in 2023 and it is not clear in what form, if any, CMS will renew the program. In September 2020 CMS announced that it anticipated launching a mandatory bundle payment model upon the expiration of the BPCI-A program. If CMS does not renew the program, or makes significant changes in any successor program, it may have an impact on the number of episodes we are able to manage, our savings rate and, consequently, revenue and profitability in future periods.

COVID-19
Our operations in our Home & Community Services segment were significantly affected by the COVID-19 pandemic in 2020 as we temporarily paused IHEs in March 2020 and shortly thereafter expanded our business model to perform vIHEs in order to make up for some of the lost IHE volume. We resumed in-person visits beginning in July 2020. Despite the availability of vIHEs, many of our customers had postponed IHEs to the second half of 2020 while we continued to see some increase in IHE member cancellation rates, overall we saw significant incremental IHE volume in the second half of 2020, particularly in the fourth quarter, related to this catch-up and as certain customers increased the overall volumes they placed with us. In-person IHEs represented the majority of these IHEs. In order to meet this volume growth, we onboarded additional providers into our network which resulted in proportionally higher expenses.

In 2021, the vast majority of our evaluations have been in-person IHEs, although we continue to perform vIHEs. Overall, IHE volume has been robust in the first six months of 2021 indicating the direct impact of COVID-19 on the Home & Community Services segment has subsided considerably. During the remainder of 2021, we expect seasonality trends in our Home & Community Services segment to be more consistent with historical trends which have typically seen a lower number of IHEs performed in the fourth quarter.

Our Episodes of Care Services segment has also been negatively impacted by the COVID-19 pandemic. At certain times during the pandemic, governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments, including certain acute and post-acute care services, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with the COVID-19 virus. In addition, the temporary suspension or cancellation of services was put in place to focus limited resources and personnel capacity toward the prevention of, and care for patients with, COVID-19. This resulted in fewer elective procedures and a general reduction in individuals seeking medical care starting at the end of the first quarter of 2020, which contributed to a substantially lower number of episodes being managed in 2020. Due to the nature of the BPCI-A program, however, there is a significant lag between when we perform our services and when CMS reconciles those services and we recognize revenue across a 13 month period encompassing both of those points in time. As such, there was no immediate impact to our revenues in early 2020. The specific impact of those lower volumes on our program size and revenues was more evident later in 2020 as evidenced by our 2020 annual weighted average program size and, as described below, the impact carried forward into 2021.

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

Healthcare providers made their elections by September 25, 2020. The results of those elections reduced the total number of episodes we managed during 2020 and also for 2021, and therefore, reduced program size. While these provider elections have temporarily reduced program size in the near term, this impact was at least initially partially offset by a higher savings rate achieved due to a combination of improved performance by some of our partners as well as certain partners that were underperforming choosing to exclude some or all of their episodes from reconciliation in 2020. Subsequently, CMS announced that all episodes in 2021 with a COVID-19 diagnosis would be automatically excluded from reconciliation, which will further reduce program size for all of 2021.

The reconciliation results received from CMS during the second quarter of 2021 negatively impacted our savings rate. This result was driven primarily by the following factors:

•missing comorbidity diagnosis codes that did not properly reflect patient acuity, thereby impacting patient case mix adjustments and reducing episode pricing. There is a 90-day period prior to an acute episode being triggered that CMS incorporates for diagnoses coding which ultimately adjusts an episode’s target pricing. During the pandemic, Medicare patients were avoiding routine healthcare visits and, as a result, comorbidities were not being diagnosed and coded and

•patients being discharged during the pandemic from an acute care facility to inpatient rehabilitation facilities and other high-cost next sites of care when lower-cost skilled nursing facilities were facing COVID-19 outbreaks and staffing shortages.

Due to the passage of time between when we perform our services and the confirmation of results and subsequent cash settlement by CMS, COVID-19 did not have an impact on the cash we received from CMS during 2020 as payments we received related to pre-COVID19 performance. The cash received from CMS in the first quarter of 2021 reflected the initial impact of COVID-19 as described more fully above and the cash receipt expected in the third quarter of 2021 will also be negatively impacted by COVID-19.

Because our administrative fee is calculated as a percentage of program size and we receive a portion of the savings achieved in management of an episode, the decrease in episodes and related reduction in overall program size have had, and we expect will continue to have, a negative effect on our revenue. Some of these measures and challenges will likely continue for the duration of the COVID-19 pandemic and will harm the results of operations, liquidity and financial condition of our provider partners and our business. Lastly, our representatives may be prohibited from entering hospitals, skilled nursing facilities and other post-acute facilities as a result of the pandemic, which affects our ability to manage post-acute care and could have a material impact on the savings rate being generated by the program.

We continue to monitor trends related to COVID-19, including the Delta variant, the ongoing federal vaccine rollout, changes in CDC recommendations and their impact on results of operations and financial condition on both of our segments.
Investment in growth and technology

We continue to invest in sustaining significant growth, expanding our suite of solutions and being able to support a larger customer base over time. Achievement of our growth strategy will require additional investments and will result in higher expenses and higher cash outflows being incurred, particularly in developing new solutions, as well as in technology and human resources, as we aim to achieve this growth without diluting or decreasing the level and quality of services we provide. Developing new solutions can be time- and resource-intensive, and even once we launch a new solution, it can take a significant amount of time to contract with customers, provide them with our suite of technology and data analytics tools and have them actually begin generating revenue. This may increase our costs for one or more periods before we begin generating revenue from new solutions. In addition to developing new solutions, we are making significant investments in developing our existing solutions and increasing capacity. We will continue to invest in our technology platform and human resources to empower our providers and our customers to further improve results and optimize efficiencies. However, our investments may be more capital intensive or take longer to develop than we expect and may not result in operational efficiencies.
Cost of being a public company

To operate as a public company, we have been and will be required to continue to implement changes in certain aspects of our business and to develop, manage and train management level and other employees to comply with ongoing public company requirements. We will also incur new expenses as a public company, including costs related to our public reporting obligations, which includes increased professional fees for accounting, compliance with Sarbanes-Oxley Act, proxy statements and stockholder meetings, equity plan administration, stock exchange fees and transfer agent fees. In addition, we are party to the Tax Receivable Agreement (the “TRA”) with the Continuing Pre-IPO LLC Members, the Reorganization Parties, Optionholders (as defined in the TRA) of certain entities treated as corporations for U.S. tax purposes that hold LLC Units (individually, a “Blocker Company” and together, the “Blocker Companies”) at the time of the “Mergers”, holders of synthetic equity units and any future party to the TRA (collectively, the “TRA Parties”) and are required to make certain cash distributions to them in accordance with the terms of the TRA. See “—Liquidity and capital resources—Tax Receivable Agreement.”
Effects of the reorganization on our corporate structure

Signify Health was formed for the purpose of the IPO, which was effective February 2021 and had no activities of its own prior to such date. We are a holding company and our sole material asset is a controlling ownership in Cure TopCo. All of our business is conducted through Cure TopCo and its consolidated subsidiaries and affiliates, and the financial results of Cure TopCo and its consolidated subsidiaries are included in our Condensed Consolidated Financial Statements.

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
Components of our results of operations
Revenue

Our revenue is generated from contracts with our customers within our two operating segments, Home & Community Services and Episodes of Care Services, under contracts that contain various fee structures. Through our Home & Community Services segment, we offer IHEs, performed either within the patient’s home, virtually or at a healthcare provider facility, primarily to Medicare Advantage health plans (and to some extent Medicaid). Additionally, we offer certain diagnostic screening and other ancillary services and, through our Signify Community solution, services to address healthcare concerns related to social determinants of health (“SDOH”). Through our Episodes of Care Services segment, we primarily provide services designed to improve the quality and efficiency of healthcare delivery by developing and managing episodic payment programs in partnership with healthcare providers primarily under the BPCI-A program with CMS.

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

We have entered into two Equity Appreciation Rights (“EAR”) agreements with one of our customers. Revenue generated under the underlying customer contracts includes an estimated reduction in the transaction price for IHEs associated with the initial grant date fair value of the outstanding customer EARs. The total grant date fair value of the outstanding EAR agreements was $51.8 million and will be recorded against revenue through December 2022. See “—Liquidity and capital resources—Customer Equity Appreciation Rights agreements.”

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
•Selling, general and administrative expense (“SG&A”). SG&A includes the total cost of payroll, related benefits and other personnel expenses for employees who do not have a direct role associated with revenue generation. SG&A includes all general operating costs including, but not limited to, rent and occupancy costs, telecommunications costs, information technology infrastructure and operations costs, software licensing costs, advertising and marketing expenses, recruiting expenses, costs associated with developing new service offerings and expenses related to the use of certain subcontractors and professional services firms. We expect to incur significant additional legal, accounting and other expenses associated with being a public company, including, among others, costs associated with our compliance with the Sarbanes-Oxley Act and other regulatory requirements.
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
•Loss on extinguishment of debt. Loss on extinguishment of debt consists of certain fees paid and write-offs of unamortized debt issuance costs and original issue discount in connection with the June 2021 refinancing of our long-term debt.
•Other (income) expense, net. Other (income) expense, net primarily consists of changes in fair value of the customer EARs as measured at the end of each period. Interest and dividends on cash and cash equivalents are also included in other (income) expense, net.

Income tax (benefit) expense

Our business was historically operated through Cure TopCo, a limited liability company treated as a partnership for U.S. federal income tax purposes, which is generally not subject to U.S. federal or state income taxes. In connection with the Reorganization Transactions and the IPO, we acquired LLC Units in Cure TopCo. Accordingly, we are now subject to U.S. federal and state income tax with respect to our allocable share of the income of Cure TopCo.

Noncontrolling interest

In connection with the Reorganization Transactions, we were appointed as the sole managing member of Cure TopCo pursuant to the Amended LLC Agreement. Because we manage and operate the business and control the strategic decisions and day-to-day operations of Cure TopCo and also have a substantial financial interest in Cure TopCo, we consolidate the financial results of Cure TopCo, and a portion of our net income (loss) is allocated to the noncontrolling interest to reflect the entitlement of the Continuing Pre-IPO LLC Members to a portion of Cure TopCo’s net income (loss). As of June 30, 2021, we held approximately 74.4% of Cure TopCo’s outstanding LLC Units and the remaining LLC Units of Cure TopCo are held by the Continuing Pre-IPO LLC Members.
Results of Operations for the three months ended June 30, 2021 and 2020

The following is a discussion of our consolidated results of operations for the three months ended June 30, 2021 and 2020. A discussion of the results by each of our two operating segments, Home & Community Services and Episodes of Care Services, follows the discussion of our consolidated results.

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three months ended June 30,		% Change
	2021	2020	2021 v. 2020
	(in millions)
Revenue	$212.8	$130.7	62.8%
Operating expenses:
Service expense	104.1	52.7	97.5%
Selling, general and administrative expense	64.9	47.0	38.0%
Transaction-related expense	1.0	1.6	(33.8)%
Depreciation and amortization	17.3	15.7	10.1%
Total operating expenses	187.3	117.0	60.1%
Income from operations	25.5	13.7	86.2%
Interest expense	6.5	5.9	12.9%
Loss on extinguishment of debt	5.0	—	NM
Other expense (income), net	14.3	0.6	NM
Other expense, net	25.8	6.5	300.5%
(Loss) income before income taxes	(0.3)	7.2	(104.3)%
Income tax (benefit) expense	(0.2)	0.2	(171.5)%
Net (loss) income	(0.1)	7.0	(102.1)%
Net (loss) income attributable to pre-Reorganization period	—	7.0	NM
Net (loss) income attributable to non-controlling interest	(0.1)	—	NM
Net (loss) income attributable to Signify Health, Inc.	$—	$—	NM

Revenue

Our total revenue was $212.8 million for the three months ended June 30, 2021, representing an increase of $82.1 million, or 62.8%, from $130.7 million for the three months ended June 30, 2020. This increase was primarily driven by a $91.4 million increase in revenue from our Home & Community Services segment offset by a $9.3 million decrease in revenue from our Episodes of Care Services segment. See “Segment results” below.

Operating expenses

Our total operating expenses were $187.3 million for the three months ended June 30, 2021, representing an increase of $70.3 million, or 60.1%, from $117.0 million for the three months ended June 30, 2020. This increase was driven by the following:

•Service expense—Our total service expense was $104.1 million for the three months ended June 30, 2021, representing an increase of $51.4 million, or 97.5%, from $52.7 million for the three months ended June 30, 2020. This increase was primarily driven by expenses related to our network of providers, which increased by $31.3 million driven by the higher IHE volume and the shift in the mix which has returned to a majority of in-person IHE versus a majority of vIHE, which had a lower cost per evaluation in 2020 as a result of COVID-19. Compensation-related expenses increased by $11.3 million primarily driven by headcount and incentive pay to support the overall current and future growth in both segments. Additionally, the following expenses increased during the three months ended June 30, 2021 primarily driven by the overall higher IHE volume: the costs of providing other ancillary services, including certain laboratory and testing fees, increased by $6.5 million; member outreach and other related expenses increased by approximately $2.0 million; travel and entertainment increased $0.1 million due to less COVID-19 imposed travel restrictions and other variable costs increased by $0.9 million. One-time costs related to COVID-19 tests for our providers and incremental costs for personal protective equipment used by our providers while conducting IHEs during the pandemic decreased $0.7 million as restrictions subsided in 2021.

•Selling, general and administrative expense—Our total SG&A expense was $64.9 million for the three months ended June 30, 2021, representing an increase of $17.9 million, or 38.0%, from $47.0 million for the three months ended June 30, 2020. This increase was primarily driven by compensation-related expenses, which increased by $10.2 million due to additional headcount to support the overall growth in our business and increased incentive compensation. Other costs also increased including information technology-related expenses, including infrastructure and software costs of $1.8 million, travel and entertainment increased by $0.9 million as COVID-imposed travel restrictions eased, professional and consulting fees, which increased by $0.7 million, and a $5.1 million increase in other variable costs, including a loss on contingent consideration of $1.5 million. These increases were partially offset a $0.8 million decrease in facilities-related expenses, including rent expense under our operating leases.

•Transaction-related expenses—Our total transaction-related expenses were $1.0 million for the three months ended June 30, 2021, representing a decrease of $0.6 million, or 33.8%, from $1.6 million for the three months ended June 30, 2020. In 2021, the transaction-related expenses consisted primarily of costs incurred in connection with general corporate development activities, including potential acquisitions that did not proceed. These transaction-related expenses consisted primarily of consulting expenses. In 2020, the transaction-related expenses related to the Remedy Partners Combination at the end of 2019 and potential acquisitions and other corporate development activities that did not proceed. These transaction-related expenses consisted primarily of consulting, compensation and integration-type expenses.

•Depreciation and amortization—Our total depreciation and amortization expense was $17.3 million for the three months ended June 30, 2021, representing an increase of $1.6 million, or 10.1%, from $15.7 million for the three months ended June 30, 2020. This increase in depreciation and amortization was primarily driven by a net increase in amortization expense of $1.7 million due to additional capital expenditures related to internally-developed software over the past year partially offset by a decrease in depreciation expense of $0.1 million.

Other expense, net

Other expense, net was $25.8 million for the three months ended June 30, 2021, representing an increase of $19.3 million from $6.5 million for the three months ended June 30, 2020. This increase was primarily driven by an increase in other expense (income), net of $13.7 million and $5.0 million in loss on extinguishment of debt as well as an increase in interest expense of $0.6 million. The increase in other expense (income), net was driven by $14.5 million in expense related to the quarterly remeasurement of the fair value of the outstanding customer EAR liabilities in 2021 when the equity value increased post IPO compared to $0.6 million in expense in 2020. The $5.0 million loss on extinguishment of debt was driven by the June 2021 refinancing and impact of lender mix on the underlying debt issuance costs. The increase in interest expense was primarily driven by the higher principal balance outstanding in 2021 prior to the June 2021 refinancing which reduced our overall indebtedness.

Income tax (benefit) expense
Income tax benefit was $0.2 million for the three months ended June 30, 2021, representing a decrease of $0.4 million from $0.2 million in income tax expense for the three months ended June 30, 2020. The income tax benefit in 2021 was primarily driven by stock option exercises.

(Loss) income attributable to the pre-Reorganization period

(Loss) income attributable to the pre-Reorganization period relates to the income incurred in 2020 prior to the Reorganization that occurred in February 2021. (Loss) income attributable to the pre-Reorganization period does not apply the three months ended June 30, 2021 as the entire period was subsequent to the Reorganization Transactions.

(Loss) income attributable to non-controlling interest

Loss attributable to non-controlling interest for the three months ended June 30, 2021 relates to the portion of net loss allocable to the Continuing pre-IPO holders in Cure TopCo. Non-controlling interest does not apply to the three months ended June 30, 2020 as that was prior to the Reorganization Transactions.

Segment results

We evaluate the performance of each of our two operating segments based on segment revenue and segment adjusted EBITDA. Service expense for each segment is based on direct expenses associated with revenue generating activities of each segment. We allocate SG&A expenses to each segment primarily based on the relative proportion of direct employees.

The following table summarizes our segment revenue and segment adjusted EBITDA and the percentage of total consolidated revenue and consolidated adjusted EBITDA, respectively, for the three months ended June 30, 2021 and 2020:

	Three months ended June 30,				% Change
	2021	% of Total	2020	% of Total	2021 v 2020
	(in millions)
Revenue
Home & Community Services
Evaluations	$173.2	81.4%	$81.2	62.1%	113.3%
Other	2.2	1.0%	2.8	2.1%	(20.9)%
Total Home & Community Services revenue	175.4	82.4%	84.0	64.2%	108.9%
Episodes of Care Services
Episodes	35.3	16.6%	44.0	33.6%	(19.8)%
Other	2.1	1.0%	2.7	2.2%	(22.9)%
Total Episodes of Care Services revenue	37.4	17.6%	46.7	35.8%	(20.0)%
Segment Adjusted EBITDA
Home & Community Services	55.8	102.1%	20.5	58.0%	172.0%
Episodes of Care Services	(1.2)	(2.1)%	14.9	42.0%	107.7%

Home & Community Services revenue was $175.4 million for the three months ended June 30, 2021, representing an increase of $91.4 million, or 108.9%, from $84.0 million for the three months ended June 30, 2020. This increase was primarily driven by Evaluations revenue, which increased by $92.0 million. The higher Evaluations revenue was driven by increased IHE volume and the shift in mix from primarily vIHEs in 2020 due to the COVID-19 pandemic, which are performed at a lower price per evaluation compared to primarily in-person IHEs in 2021. Evaluations revenue included a reduction associated with the outstanding customer EARs of $4.9 million and $1.3 million during the three months ended June 30, 2021 and 2020, respectively. Other revenue decreased by $0.6 million, primarily due to a decrease in our standalone social determinants of health product.

Episodes of Care Services revenue was $37.4 million for the three months ended June 30, 2021, representing a decrease of $9.3 million, or 20.0%, from $46.7 million for three months ended June 30, 2020. This decrease was driven by a decrease of $8.7 million in Episodes revenue primarily due to a significantly lower program size as a result of the impact of COVID-19 and related reduction in elective procedures. Other revenue decreased $0.6 million primarily driven by lower membership in our complex care management services product offering.

Home & Community Services Adjusted EBITDA was $55.8 million for the three months ended June 30, 2021, representing an increase of $35.3 million, or 172.0%, from $20.5 million for the three months ended June 30,

2020. This increase was primarily driven by the increase in revenue as described above and higher operating expenses as a result of the investments to support our growth and technology.

Episodes of Care Services Adjusted EBITDA was a loss of ($1.2) million for the three months ended June 30, 2021, representing a decrease of $16.2 million from income of $14.9 million for the three months ended June 30, 2020. This decrease was primarily driven by the lower revenue as described above and higher operating expenses as a result of the investments to support our growth and technology.
Results of Operations for the six months ended June 30, 2021 and 2020

The following is a discussion of our consolidated results of operations for the six months ended June 30, 2021 and 2020. A discussion of the results by each of our two operating segments, Home & Community Services and Episodes of Care Services, follows the discussion of our consolidated results.

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six months ended June 30,		% Change
	2021	2020	2021 v. 2020
	(in millions)
Revenue	$392.8	$262.4	49.7%
Operating expenses:
Service expense	202.6	120.0	68.8%
Selling, general and administrative expense	122.2	98.1	24.5%
Transaction-related expense	6.6	4.0	65.5%
Depreciation and amortization	34.0	30.2	12.7%
Total operating expenses	365.4	252.3	44.8%
Income from operations	27.4	10.1	173.0%
Interest expense	13.3	11.1	20.8%
Loss on extinguishment of debt	5.0	—	NM
Other expense (income), net	71.0	0.6	NM
Other expense, net	89.3	11.7	666.3%
Loss before income taxes	(61.9)	(1.6)	NM
Income tax (benefit) expense	(10.1)	0.3	NM
Net loss	(51.8)	(1.9)	NM
Net loss attributable to pre-Reorganization period	(17.2)	(1.9)	NM
Net loss attributable to non-controlling interest	(11.4)	—	NM
Net loss attributable to Signify Health, Inc.	$(23.2)	$—	NM

Revenue

Our total revenue was $392.8 million for the six months ended June 30, 2021, representing an increase of $130.4 million, or 49.7%, from $262.4 million for the six months ended June 30, 2020. This increase was primarily driven by a $140.7 million increase in revenue from our Home & Community Services segment partially offset by a $10.3 million decrease in revenue from our Episodes of Care Services segment. See “Segment results” below.

Operating expenses

Our total operating expenses were $365.4 million for the six months ended June 30, 2021, representing an increase of $113.1 million, or 44.8%, from $252.3 million for the six months ended June 30, 2020. This increase was driven by the following:

•Service expense—Our total service expense was $202.6 million for the six months ended June 30, 2021, representing an increase of $82.6 million, or 68.8%, from $120.0 million for the six months ended June 30, 2020. This increase was primarily driven by expenses related to our network of providers, which increased by $46.4 million. The underlying factor for this increase was the shift from vIHE to in-person IHE in the latter half of 2020 and beyond. Compensation-related expenses increased by $21.5 million primarily driven by headcount and incentive pay to support the overall current and future growth in both segments. Additionally, the following expenses increased during the six months ended June 30, 2021 primarily driven by the overall higher IHE volume: the costs of providing other ancillary services, including certain laboratory and testing fees, increased by $9.4 million; member outreach and other related expenses increased by approximately $4.1 million; and other variable costs increased by $1.4 million. The impact of COVID-19 also resulted in approximately $0.3 million in one-time costs, including costs related to COVID-19 tests for our providers and incremental costs for personal protective equipment used by our providers while conducting IHEs during the pandemic, which were partially offset by a decrease in travel and entertainment costs for both segments of $0.5 million resulting from continued COVID-19 imposed travel restrictions.

•Selling, general and administrative expense—Our total SG&A expense was $122.2 million for the six months ended June 30, 2021, representing an increase of $24.1 million, or 24.5%, from $98.1 million for the six months ended June 30, 2020. This increase was primarily driven by compensation-related expenses, which increased by $18.0 million due to additional headcount to support the overall growth in our business and increased incentive compensation. Other costs also increased, primarily to support the growth in our business, including: information technology-related expenses, including infrastructure and software costs of $2.5 million, professional and consulting fees, which increased by $2.1 million, and a $5.2 million increase in other variable costs, including a loss on contingent consideration of $1.5 million. These increases were partially offset by a $2.1 million decrease in stock-based compensation expense due to immediate vesting upon certain grants in 2020 partially offset by additional grants, a $1.0 million decrease in facilities-related expenses, including rent expense under our operating leases, and a $0.6 million decrease in employee travel and entertainment driven by COVID-19 related travel restrictions.

•Transaction-related expenses—Our total transaction-related expenses were $6.6 million for the six months ended June 30, 2021, representing an increase of $2.6 million, or 65.5%, from $4.0 million for the six months ended June 30, 2020. In 2021, the transaction-related expenses consisted primarily of costs incurred in connection with our IPO and general corporate development activities, including potential acquisitions that did not proceed. These transaction-related expenses consisted primarily of consulting and compensation expenses. In 2020, the transaction-related expenses related to the Remedy Partners Combination at the end of 2019 and potential acquisitions and other corporate development activities that did not proceed. These transaction-related expenses consisted primarily of consulting, compensation and integration-type expenses.

•Depreciation and amortization—Our total depreciation and amortization expense was $34.0 million for the six months ended June 30, 2021, representing an increase of $3.8 million, or 12.7%, from $30.2 million for the six months ended June 30, 2020. This increase in depreciation and amortization expense was primarily driven by a net increase in amortization expense of $3.4 million and an increase in depreciation expense of $0.4 million primarily driven by additional capital expenditures over the past year.

Other expense, net

Other expense, net was $89.3 million for the six months ended June 30, 2021, representing an increase of $77.6 million from $11.7 million for the six months ended June 30, 2020. This increase was primarily driven by an increase in other expense (income), net of $70.4 million, loss on extinguishment of debt of $5.0 million, as well as an increase in interest expense of $2.2 million. The increase in other expense (income), net was driven by $71.3 million in expense related to the quarterly remeasurement of the fair value of the outstanding customer EAR liabilities in 2021 as a result of the increased equity value of the Company following the IPO. The remeasurement of the fair value of the outstanding customer EAR liabilities in 2020 was $0.7 million. The $5.0 million loss on extinguishment of debt was driven by the June 2021 refinancing and impact of lender mix on the underlying debt issuance costs. The increase in interest expense was primarily driven by the higher principal balance outstanding in 2021 prior to the June 2021 refinancing which reduced our overall indebtedness.

Income tax (benefit) expense
Income tax benefit was $10.1 million for the six months ended June 30, 2021, representing a decrease of $10.4 million from $0.3 million in income tax expense for the six months ended June 30, 2020. As a result of the Reorganization Transactions, we are subject to corporate income taxes on our share of the total net loss.

Loss attributable to the pre-Reorganization period

Loss attributable to the pre-Reorganization period relates to the loss incurred for the period from January 1, 2021 through February 12, 2021.

Loss attributable to non-controlling interest

Loss attributable to non-controlling interest for the six months ended June 30, 2021 relates to the portion of net loss post-Reorganization Transactions allocable to the Continuing pre-IPO holders in Cure TopCo. Non-controlling interest does not apply to the six months ended June 30, 2020 as that was prior to the Reorganization Transactions.

Segment results

We evaluate the performance of each of our two operating segments based on segment revenue and segment adjusted EBITDA. Service expense for each segment is based on direct expenses associated with revenue generating activities of each segment. We allocate SG&A expenses to each segment primarily based on the relative proportion of direct employees.

The following table summarizes our segment revenue and segment adjusted EBITDA and the percentage of total consolidated revenue and consolidated adjusted EBITDA, respectively, for the six months ended June 30, 2021 and 2020:

	Six months ended June 30,				% Change
	2021	% of Total	2020	% of Total	2021 v 2020
	(in millions)
Revenue
Home & Community Services
Evaluations	$323.5	82.4%	$182.4	69.5%	77.4%
Other	4.3	1.1%	4.7	1.8%	(8.8)%
Total Home & Community Services revenue	327.8	83.5%	187.1	71.3%	75.3%
Episodes of Care Services
Episodes	60.7	15.4%	69.7	26.6%	(12.9)%
Other	4.3	1.1%	5.6	2.1%	(23.3)%
Total Episodes of Care Services revenue	65.0	16.5%	75.3	28.7%	(13.7)%
Segment Adjusted EBITDA
Home & Community Services	96.9	108.8%	45.0	78.8%	115.2%
Episodes of Care Services	(7.9)	(8.8)%	12.3	21.2%	(164.6)%

Home & Community Services revenue was $327.8 million for the six months ended June 30, 2021, representing an increase of $140.7 million, or 75.3%, from $187.1 million for the six months ended June 30, 2020. This increase was primarily driven by Evaluations revenue, which increased by $141.1 million. The higher Evaluations revenue was driven by increased IHE volume and the shift in the mix of vIHEs, which have a lower price per evaluation than in-person IHEs, back to primarily in-person IHEs in 2021. Evaluations revenue included a reduction associated with the outstanding customer EARs of $9.8 million and $2.6 million during the six months ended June 30, 2021 and 2020, respectively. Other revenue decreased by $0.4 million, primarily due to a decrease in our standalone social determinants of health product.

Episodes of Care Services revenue was $65.0 million for the six months ended June 30, 2021, representing a decrease of $10.3 million, or 13.7%, from $75.3 million for the six months ended June 30, 2020. This decrease was primarily driven by a decrease of $9.0 million in Episodes revenue due to a lower program size as a result of the impact of COVID-19. Other revenue decreased by $1.3 million primarily driven by a decrease in our complex care management services product offering.

Home & Community Services Adjusted EBITDA was $96.9 million for the six months ended June 30, 2021, representing an increase of $51.9 million, or 115.2%, from $45.0 million for the six months ended June 30, 2020. This increase was primarily driven by the increase in revenue as described above partially offset by higher operating expenses as a result of the investments to support our growth and technology.

Episodes of Care Services Adjusted EBITDA was a loss of ($7.9) million for the six months ended June 30, 2021, representing a decrease of $20.2 million from income of $12.3 million for the six months ended June 30, 2020. This decrease was primarily driven by the lower revenue as described above and higher operating expenses as a result of the investments to support our growth and technology.
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

Our primary sources of liquidity are proceeds from our IPO, our existing cash and cash equivalents, cash provided by operating activities and borrowings under our Credit Agreement. We received net proceeds of $609.7 million in connection with the IPO. As of June 30, 2021, we had unrestricted cash and cash equivalents of $631.9 million. Our total indebtedness was $350.0 million as of June 30, 2021.

In June 2021, we refinanced the previously existing credit facility and entered into a new credit agreement (the “2021 Credit Agreement”) with a secured lender syndicate, which, among other things, reduced our total debt outstanding by approximately $61.4 million, lowered the interest rate, increased our borrowing capacity under the revolving facility and extended the maturity. The 2021 Credit Agreement includes a term loan of $350.0 million (the “2021 Term Loan”) and a revolving credit facility (the “Revolving Facility”) with a $185.0 million borrowing capacity. See “Indebtedness” below. As of June 30, 2021, we had available borrowing capacity under the Revolving Facility of $172.8 million as the borrowing capacity is reduced by outstanding letters of credit.

We believe that our primary sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments for at least the next 12 months.

Our principal liquidity needs have been working capital and general corporate, debt service, capital expenditures and acquisitions to help achieve our growth strategy. Our capital expenditures for property and equipment to support growth in the business were $1.9 million and $10.1 million for the six months ended June 30, 2021 and 2020, respectively. The higher capital expenditures during 2020 were driven by an expansion at one of our office locations to support our growth. In addition to these historical liquidity needs, we expect our future liquidity needs will also be comprised of cash to (i) provide capital to facilitate the organic and inorganic growth of the business, (ii) make payments under our TRA and (iii) pay income taxes.

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

During 2020, the COVID-19 pandemic led to a deviation from the historical seasonality trend we generally experience in our Home & Community Services segment whereby the fourth quarter volume and revenue are generally lower than the other quarters. As a result and due to the shift to vIHEs during our temporary suspension of IHEs in March 2020 due to COVID-19, our liquidity trends were negatively impacted during certain periods in 2020. In the first quarter of 2021, the vast majority of our evaluations were performed on an in-person basis, although we continued to perform vIHEs as an ongoing product offering. Additionally, the phasing of the overall IHE volume in the first half was more in line with historical trends in the Home & Community Services segment, albeit at higher absolute volumes, and therefore we currently anticipate 2021 liquidity to be more consistent with historical seasonality trends. In our Episodes of Care Services segment, the lower number of episodes managed in 2020 and the lower than expected savings rate primarily driven by the effects of COVID-19 impacted the semiannual reconciliation we received during the second quarter of 2021. We expect to receive the cash related to this reconciliation in the third quarter 2021 and the amount expected will be significantly less than the amount received from the prior reconciliation, reducing our liquidity.

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

Indebtedness

On June 22, 2021, our subsidiaries, Cure Intermediate 3, LLC, as “Holdings,” and Signify Health, LLC, as “Borrower,” entered into a credit agreement (the “2021 Credit Agreement”) with Barclays Bank PLC as administrative agent and collateral agent (the “Administrative Agent”), the guarantors party thereto from time to time and the lenders party thereto from time to time, consisting of term loans in an aggregate principal amount of $350.0 million (the “2021 Term Loan”) and a revolving credit facility in an aggregate principal amount of $185.0 million (the “Revolving Credit Facility”). The obligations under the 2021 Credit Agreement are secured by substantially all of the assets of Holdings, the Borrower and its wholly-owned domestic subsidiaries (subject to customary exceptions and exclusions), including a pledge of the equity of each of its subsidiaries. The 2021 Credit Agreement replaced all previously outstanding indebtedness.

The 2021 Term Loan amortizes at 1.00% per annum in quarterly installments of 0.25% commencing with the first payment in December 2021, and will mature on June 22, 2028. The Revolving Credit Facility matures on June 22, 2026.

The 2021 Term Loan bears interest at a rate of the base rate plus 2.25% for base rate loans or the eurocurrency rate plus 3.25% for eurocurrency rate loans, provided that upon and any time after the public corporate credit rating of the Borrower is first rated “B+” or higher by Standards and Poors’ Rating Agency (“S&P”) following June 22, 2021, the applicable rate with respect to the 2021 Terms Loan shall be permanently reduced by 0.25% for both eurocurrency rate loans and for base rate loans. Borrowings under the Revolving Credit Facility initially bears interest at a rate of the base rate plus 1.75% for base rate loans or the eurocurrency rate plus 2.75% for eurocurrency rate loans and letter of credit fees and, undrawn commitment fees equal to 0.25%. Following the delivery of financial statements for the first full quarter after June 22, 2021, the interest rate for borrowings under the Revolving Credit Facility will be based on the consolidated first lien net leverage ratio pricing grids below. Provided that upon and any time after the public corporate credit rating of the Borrower is first rated B+ or higher by S&P subsequent to June 22, 2021, the Applicable Rate with respect to Revolving Credit Loans and Letter of Credit fees shall be permanently reduced by 0.25% at each Pricing Level in the pricing grids below.

Pricing Level	Consolidated First Lien Net Leverage Ratio	Eurocurrency Rate Loans and Letter of Credit Fees	Base Rate Loans
1	>2.00:1.00	3.25%	2.25%
2	≤2.00:1.00 and >1.50:1.00	3.00%	2.00%
3	≤1.50:1.00	2.75%	1.75%

Pricing Level	Consolidated First Lien Net Leverage Ratio	Commitment Fee
1	>2.25:1.00	0.50%
2	≤2.25:1.00 and >2.00:1.00	0.375%
3	≤2.00:1.00	0.250%

In addition, the 2021 Credit Agreement contains covenants that, among other things, restrict the ability of the Borrower and its restricted subsidiaries to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change its business, make investments and may limit or restrict the Borrower’s ability to make dividends or other distributions to us. In addition, the 2021 Credit Agreement contains a springing financial covenant requiring the Borrower to maintain its Consolidated First Lien Net Leverage Ratio (as defined in the 2021 Credit Agreement)

at or below 4.50:1.00 as of the last day of any fiscal quarter in which the principal amount of all revolving loans and letters of credit (other than undrawn letters of credit) exceed 35% of the revolving credit commitments at such time.
Comparative cash flows

The following table sets forth our cash flows for the periods indicated:

	Six months ended June 30,
	2021	2020
	(in millions)
Net cash provided by (used in) operating activities	$66.0	$(46.6)
Net cash used in investing activities	(13.9)	(20.3)
Net cash provided by financing activities	509.9	76.2
Net increase in cash, cash equivalents and restricted cash	562.0	9.3
Cash, cash equivalents and restricted cash - beginning of year	77.0	50.2
Cash, cash equivalents and restricted cash - end of period	$639.0	$59.5

Operating activities

Net cash provided by operating activities was $66.0 million for the six months ended June 30, 2021, an increase of $112.6 million, compared to net cash used in operating activities of $(46.6) million for the six months ended June 30, 2020.

Net loss was $51.8 million for the six months ended June 30, 2021, as compared to $1.9 million for the six months ended June 30, 2020. The increase in net loss was primarily due to the remeasurement of the outstanding customer EARs partially offset by growth in Home & Community Services revenue. Non-cash items were $115.2 million for the six months ended June 30, 2021 as compared to $42.6 million for the six months ended June 30, 2020. The increase in net non-cash expense items is primarily driven by the significant increase in the fair value adjustment of the customer EARs following the IPO and the loss on extinguishment of debt partially offset by a deferred tax benefit.

The effect of changes in operating assets and liabilities was a cash increase of $4.5 million for the six months ended June 30, 2021, as compared to a decrease of $87.3 million for the six months ended June 30, 2020. The increase in the change in operating assets and liabilities is primarily driven by changes in working capital needs. The year over year change to cash generated from Accounts Receivable was primarily driven by the impact of COVID-19 leading to a reduction in program size in our Episodes of Care Services segment. In 2020 there was a backlog in collections in our Home & Community Services segment due to the switch to vIHEs. While that temporary impact on collections has subsided, Accounts Receivable has grown as a result of the increase in in-person IHE volumes in the first half of 2021. An increase in operating expenses as a result of the investments to support our growth and technology has further impacted our working capital needs.

Accounts receivable, contract assets and contract liabilities fluctuate from period to period as a result of periodically slower client collections and the results of the semi-annual reconciliations in our Episodes of Care Services segment.

Investing activities

Net cash used in investing activities was $13.9 million for the six months ended June 30, 2021, a decrease of $6.4 million, compared to net cash used in investing activities of $20.3 million for the six months ended June 30, 2020. Capital expenditures for property and equipment were $1.9 million for the six months ended June 30, 2021 compared to $10.1 million for the six months ended June 30, 2020. The $8.2 million decrease in capital expenditures for property and equipment was primarily driven by investments in certain facilities and other requirements to support the growth of the business in early 2020. Capital expenditures for internal-use software development were $11.6 million for the six months ended June 30, 2021 compared to $10.2 million for the six months ended June 30, 2020. The $1.4 million increase in capital expenditures for internal-use software development was primarily driven by additional investments in our technology platforms to support future growth. During the six months ended June 30, 2021, we released $0.4 million in restricted cash to the sellers of PatientBlox, in accordance with the purchase agreement related to the PatientBlox acquisition that was completed in the fourth quarter of 2020.

Financing activities

Net cash provided by financing activities was $509.9 million for the six months ended June 30, 2021, an increase of $433.7 million, compared to net cash provided by financing activities of $76.2 million for the six months ended June 30, 2020. The primary source of cash provided by financing activities for the six months ended June 30, 2021 was the net proceeds of $604.8 million related to our IPO after deducting underwriter commissions and other issuance costs. This source of cash in 2021 was partially offset by scheduled principal payments on long-term debt of $1.0 million and the net reduction in long-term debt of $61.5 million in connection with the June 2021 refinancing. Additionally, we paid approximately $9.2 million in debt issuance costs in connection with the June 2021 refinancing, $13.1 million related to the completion of the first milestone associated with the 2020 PatientBlox acquisition and $10.4 million in tax distributions to the members of Cure TopCo.

The primary source of cash provided by financing activities for the six months ended June 30, 2020 was a net $77.0 million in borrowings under the then outstanding revolving credit facility as a precautionary measure related to the emergence of the COVID-19 pandemic.
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

As of June 30, 2021, cash settlement was not considered probable, due to the change in control and liquidity provisions of each EAR. The grant date fair value of the December 2019 customer EAR was estimated to be $15.2 million and is being recorded as a reduction of revenue through December 31, 2022, coinciding with the three-year performance period. The grant date fair value of the September 2020 customer EAR was estimated to be $36.6 million and is being recorded as a reduction of revenue through December 31, 2022, coinciding with the 2.5-year performance period. As of June 30, 2021, the total estimated fair market value of the outstanding EAR agreements was approximately $228.4 million.
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

We define Adjusted EBITDA as net (loss) income before interest expense, loss on extinguishment of debt, income tax expense, depreciation and amortization and certain items of income and expense, including asset impairment, other (income) expense, net, transaction-related expenses, equity-based compensation, compensation expense related to synthetic equity units, remeasurement of contingent consideration and non-recurring expenses. We believe that Adjusted EBITDA provides a useful measure to investors to assess our operating performance because it eliminates the impact of expenses that do not relate to ongoing business performance, and that the presentation of this measure enhances an investor’s understanding of the performance of our business.

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
Adjusted EBITDA increased by $19.2 million, or 54.6%, to $54.6 million in the three months ended June 30, 2021 from $35.4 million in the three months ended June 30, 2020. Adjusted EBITDA increased by $31.7 million, or 55.8%, to $89.0 million in the six months ended June 30, 2021 from $57.3 million in the six months ended June 30, 2020.

We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. We believe that Adjusted EBITDA Margin is helpful to investors in measuring the profitability of our operations on a consolidated level. Adjusted EBITDA Margin decreased by 140 basis points to 25.6% in the three months ended June 30, 2021 from 27.0% in the three months ended June 30, 2020. Adjusted EBITDA Margin increased by 90 basis points to 22.7% in the six months ended June 30, 2021 from 21.8% in the six months ended June 30, 2020.

The following table shows a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Net (loss) income	$(0.1)	$7.0	$(51.8)	$(1.9)
Interest expense	6.5	5.9	13.3	11.1
Loss on extinguishment of debt	5.0	—	5.0	—
Income tax (benefit) expense	(0.2)	0.2	(10.1)	0.3
Depreciation and amortization	17.3	15.7	34.0	30.2
Other expense (income), net(a)	14.3	0.6	71.0	0.6
Transaction-related expenses(b)	1.0	1.6	6.6	4.0
Equity-based compensation(c)	3.3	1.9	5.8	7.9
Customer equity appreciation rights(d)	4.9	1.3	9.8	2.6
Remeasurement of contingent consideration(e)	2.0	—	2.2	0.2
SEU Expense(f)	0.3	—	1.8	—
Non-recurring expenses(g)	0.3	1.2	1.4	2.3
Adjusted EBITDA	$54.6	$35.4	$89.0	$57.3

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

Contractual Obligations and Commitments
As of June 30, 2021, there have been no material changes from the contractual obligations and commitments previously disclosed in our 2020 Annual Report on Form 10-K other than the refinancing of our long-term debt in June 2021. See Note 10, “Long-term Debt” to our Condensed Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Off-balance sheet arrangements

Except for operating leases and certain letters of credit entered into in the normal course of business, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Critical accounting policies

The discussion and analysis of our financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and related disclosures of contingent assets and liabilities. We base these estimates on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results experienced may vary materially and adversely from our estimates. Revisions to estimates are recognized prospectively. Our significant accounting policies are discussed in Note 2, “Significant Accounting Policies” to our Condensed Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q. There have been no significant changes to these policies during the three months ended June 30, 2021.
Recent accounting pronouncements

For more information on recently issued accounting pronouncements, see Note 2 to our Condensed Consolidated Financial Statements covered under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Emerging growth company status

We are an “emerging growth company” as defined in the JOBS Act of 2012. We will remain an emerging growth company until the earlier of (1) the last day of our fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

At June 30, 2021, we had total variable rate debt outstanding under our Credit Agreement of $350.0 million. If the effective interest rate of our variable rate debt outstanding as of June 30, 2021 were to increase by 100 basis points (1%), our annual interest expense would increase by approximately $3.5 million.

At June 30, 2021, our total unrestricted cash and cash equivalents were $631.9 million. Throughout the year, we invest any excess cash in short-term investments, primarily money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our interest income. The impact will depend on variables such as the magnitude of rate changes and the level of excess cash balances. We do not consider this risk to be material. We manage such risk by continuing to evaluate the best investment rates available for short-term, high-quality investments.
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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Due to the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures is also based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

An audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements has not been required through June 30, 2021. Our independent public registered accounting firm will first be required to attest to the effectiveness of our internal controls over financial reporting once we are no longer an “emerging growth company.” In addition, as a newly public company, our management will be required to perform an annual assessment of the effectiveness of our internal controls over financial reporting in our second Annual Report on Form 10-K which is for the year ending December 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

The following sets forth information regarding securities sold or issued by the registrant in the six months ended June 30, 2021 and the period prior to the filing of this report. No underwriters were involved in these sales. There was no general solicitation of investors or advertising, and we did not pay or give, directly or indirectly, any commission or other remuneration, in connection with the offering of these securities. In each of the transactions described below, the recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.

•In connection with the Reorganization Transactions, we issued 140,758,464 shares of Class A common stock and 67,065,763 shares of Class B common stock to Pre-IPO LLC Members. As of June 30, 2021, there were 9,138,660 shares of Class B common stock subject to vesting.
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

10.1
Credit Agreement dated as of June 22, 2021, among Cure Intermediate 3, LLC, Signify Health, LLC, the other guarantors party thereto, the financial institutions party thereto and Barclays Bank PLC, as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K on June 22, 2021)

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

SIGNIFY HEALTH, INC.

Date:	August 11, 2021	By:	/s/ Kyle Armbrester
Kyle Armbrester
Chief Executive Officer

Date:	August 11, 2021	By:	/s/ Steven Senneff
Steven Senneff
President, Chief Financial and Administrative Officer