Form 10-Q
period 2021-09-30
Signify Health, Inc.
filed 2021-11-10
CIK 1828182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
The number of outstanding shares of Class A common stock, $0.01 par value, as of October 31, 2021 was approximately 170,420,536.

Signify Health, Inc.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Balance Sheets
(unaudited, in millions, except shares)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$678.8	$72.6
Accounts receivable, net	169.2	270.6
Contract assets	94.6	27.8
Restricted cash	7.1	4.4
Prepaid expenses and other current assets	17.7	13.8
Total current assets	967.4	389.2

Property and equipment, net	23.0	25.4
Goodwill	597.1	596.7
Intangible assets, net	478.5	506.9
Deferred tax assets	48.3	—
Other assets	12.2	4.1
Total assets	$2,126.5	$1,522.3

LIABILITIES AND STOCKHOLDERS' / MEMBERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$124.7	$147.6
Contract liabilities	33.4	6.2
Current maturities of long-term debt	3.5	4.2
Contingent consideration	2.4	13.1
Deferred tax liability	—	1.9
Other current liabilities	10.3	16.6
Total current liabilities	174.3	189.6

Long-term debt	335.4	397.1
Contingent consideration	—	2.1
Customer EAR liability	80.4	21.6
Tax receivable agreement liability	59.6	—
Deferred tax liabilities	1.8	—
Other noncurrent liabilities	15.5	17.9
Total liabilities	667.0	628.3

Commitments and Contingencies (Note 17)

Members' equity	—	894.0
Class A common stock, par value $0.01 (170,355,960 and 0 issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	1.7	—
Class B common stock, par value $0.01 (56,482,324 and 0 issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	0.6	—
Additional paid-in capital	1,100.1	—
Accumulated deficit	(3.0)	—
Contingently redeemable noncontrolling interest	360.1	—
Total stockholders' / members' equity	1,459.5	894.0

Total liabilities and stockholders' / members' equity	$2,126.5	$1,522.3
See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
(unaudited, in millions, except shares and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue	$199.2	$154.7	$592.0	$417.1

Operating expenses
Service expense (exclusive of depreciation and amortization shown below)	100.4	83.4	303.0	203.4
Selling, general and administrative expense (exclusive of depreciation and amortization, shown below)	65.8	50.4	188.0	148.5
Transaction-related expenses	2.9	6.8	9.5	10.8
Depreciation and amortization	17.6	15.8	51.6	46.0
Total operating expenses	186.7	156.4	552.1	408.7

Income (loss) from operations	12.5	(1.7)	39.9	8.4

Interest expense	4.2	5.1	17.5	16.2
Loss on extinguishment of debt	—	—	5.0	—
Other (income) expense	(27.4)	6.3	43.6	6.9
Other (income) expense, net	(23.2)	11.4	66.1	23.1

Income (loss) before income taxes	35.7	(13.1)	(26.2)	(14.7)
Income tax expense (benefit)	6.4	0.2	(3.7)	0.5
Net income (loss)	$29.3	$(13.3)	$(22.5)	$(15.2)
Net income (loss) attributable to pre-Reorganization period	—	(13.3)	(17.2)	(15.2)
Net income (loss) attributable to noncontrolling interest	9.1	—	(2.3)	—
Net income (loss) attributable to Signify Health, Inc.	$20.2	$—	$(3.0)	$—

Earnings (loss) per share of Class A common stock(1)
Basic	$0.12	NM	$(0.02)	NM
Diluted	$0.12	NM	$(0.02)	NM
Weighted average shares of Class A common stock outstanding(1)
Basic	169,055,078	NM	167,905,136	NM
Diluted	172,433,950	NM	167,905,136	NM

(1)Basic and diluted net loss per share of Class A common stock is applicable only for the periods subsequent to February 12, 2021, which is the period following the initial public offering ("IPO") and related Reorganization Transactions (as defined in Note 1 to the Unaudited Condensed Consolidated Financial Statements). See Note 15 for the basis for the computation of net earnings (loss) per share.

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Stockholders’ / Members’ Equity
(unaudited, in millions, except shares)

	Signify Health, Inc. Stockholders' Equity
	Class A common - Shares	Class A common stock	Class B common - Shares	Class B common stock	Additional paid-in capital	Non-controlling interest	Retained earnings (Accumulated deficit)	Total stockholders' equity
Balance at June 30, 2021	168,023,155	$1.7	57,911,222	$0.6	$1,084.2	$360.6	$(23.2)	$1,423.9
Equity-based compensation subsequent to Reorganization Transactions	—	—	319,553	—	2.4	1.5	—	3.9
Proceeds from exercises of stock options	584,354	—	—	—	2.2	—	—	2.2
Tax payments on behalf of non-controlling interest	—	—	—	—	—	(0.2)	—	(0.2)
Exchange of LLC units	1,748,451	—	(1,748,451)	—	10.9	(10.9)	—	—
Equity impact of tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges	—	—	—	—	0.4	—	—	0.4
Net income subsequent to Reorganization Transactions	—	—	—	—	—	9.1	20.2	29.3
Balance at September 30, 2021	170,355,960	$1.7	56,482,324	$0.6	$1,100.1	$360.1	$(3.0)	$1,459.5

Members' Equity
Balance at June 30, 2020	$964.3
Repurchase of member units	(54.0)
Member distributions	(8.1)
Equity-based compensation	2.1
Proceeds from exercises of stock options	0.3
Tax refunds received on behalf of New Remedy Corp	0.1
Repurchase of stock on behalf of New Remedy Corp	—
Net loss	(13.3)
Balance at September 30, 2020	$891.4
See accompanying notes to the condensed consolidated financial statements.

	Cure TopCo, LLC (Prior to Reorganization Transactions)	Signify Health, Inc. Stockholders' Equity
	Members' Equity	Class A common - Shares	Class A common stock	Class B common - Shares	Class B common stock	Additional paid-in capital	Non-controlling interest	Retained earnings (Accumulated deficit)	Total stockholders' equity
Balance at January 1, 2021	$894.0	—	$—	—	$—	$—	$—	$—	$894.0
Net loss prior to Reorganization Transactions	(17.2)	—	—	—	—	—	—	—	(17.2)
Equity-based compensation prior to Reorganization Transactions	0.9	—	—	—	—	—	—	—	0.9
Impact of Reorganization Transactions and IPO
Initial effect of the Reorganization Transactions and IPO on noncontrolling interests	(877.7)	140,758,464	1.4	57,613,676	0.6	620.8	254.9	—	—
Contribution of New Remedy Corp to Signify Health Inc.	—	—	—	—	—	(26.0)	—	—	(26.0)
Issuance of Class A common stock in IPO, net of issuance costs	—	27,025,000	0.3	—	—	479.3	125.3	—	604.9
Deferred tax adjustment related to Reorganization and tax receivable agreement	—	—	—	—	—	6.3	—	—	6.3
Class B subscription fee receivable	—	—	—	—	—	0.6	—	—	0.6
Post- IPO activity
Equity-based compensation subsequent to Reorganization Transactions	—	—	—	617,099	—	5.1	3.7	—	8.8
Proceeds from exercises of stock options	—	824,045	—	—	—	2.7	—	—	2.7
Tax payments on behalf of non-controlling interest	—	—	—	—	—	—	(10.6)	—	(10.6)
Exchange of LLC units	—	1,748,451	—	(1,748,451)	—	10.9	(10.9)	—	—
Equity impact of tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges	—	—	—	—	—	0.4	—	—	0.4
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	(2.3)	(3.0)	(5.3)
Balance at September 30, 2021	$—	170,355,960	$1.7	56,482,324	$0.6	$1,100.1	$360.1	$(3.0)	$1,459.5

Members' Equity
Balance at January 1, 2020	$957.6
Repurchase of member units	(54.0)
Member distributions	(8.1)
Equity-based compensation	10.0
Proceeds from exercises of stock options	0.7
Tax refunds received on behalf of New Remedy Corp	1.0
Repurchase of stock on behalf of New Remedy Corp	(0.6)
Net loss	(15.2)
Balance at September 30, 2020	$891.4
See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited, in millions)

	Nine months ended September 30,
	2021	2020
Operating activities
Net loss	$(22.5)	$(15.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51.6	46.0
Equity-based compensation	9.7	10.0
Customer equity appreciation rights	14.8	7.5
Remeasurement of customer equity appreciation rights	44.0	6.9
Amortization of deferred financing fees	2.0	1.3
Loss on extinguishment of debt	5.0	—
Remeasurement of contingent consideration	2.2	0.2
Payment of contingent consideration	(1.9)	(1.8)
Deferred income taxes	(8.8)	—
Other	—	0.2
Changes in operating assets and liabilities:
Accounts receivable	101.4	25.0
Prepaid expenses and other current assets	(3.9)	(4.8)
Contract assets	(66.8)	(71.7)
Other assets	(0.2)	(0.2)
Accounts payable and accrued expenses	(22.2)	(11.5)
Contract liabilities	27.2	31.9
Other current liabilities	(6.3)	6.3
Other noncurrent liabilities	(1.9)	10.6
Net cash provided by operating activities	123.4	40.7

Investing activities
Capital expenditures - property and equipment	(3.7)	(13.0)
Capital expenditures - internal-use software development	(17.1)	(15.7)
Purchase of long-term investment	(5.0)	—
Business combinations, net of cash acquired	(0.4)	—
Net cash used in investing activities	(26.2)	(28.7)

Financing activities
Repayment of long-term debt	(412.5)	(2.1)
Proceeds from issuance of long-term debt	350.0	—
Repayment of borrowings under revolving credit facility	—	(15.0)
Proceeds from borrowings under revolving credit facility	—	92.0
Repayments of borrowings under financing agreement	(0.5)	(0.2)
Proceeds from borrowings under financing agreement	—	0.6
Payment of contingent consideration	(13.1)	(38.2)
Payment of debt issuance costs	(9.2)	—
Distributions to non-controlling interest members	(10.6)	(8.1)
Proceeds from IPO, net	604.8	—
Refunds of taxes on behalf of New Remedy Corp	0.1	1.0
Proceeds related to the issuance of common stock under stock plans	2.7	0.1
Net cash provided by financing activities	511.7	30.1

Increase in cash, cash equivalents and restricted cash	608.9	42.1
Cash, cash equivalents and restricted cash - beginning of period	77.0	50.2
Cash, cash equivalents and restricted cash - end of period	$685.9	$92.3

Supplemental disclosures of cash flow information
Cash paid for interest	$16.2	$14.9
Cash payments, net of refunds, for taxes	7.1	0.3
Noncash transactions
Capital expenditures not yet paid	1.0	0.2
Assumption of liabilities from New Remedy Corp	26.0	—
Items arising from LLC interest ownership exchanges:
Establishment of liabilities under tax receivable agreement	8.3	—
Deferred tax asset	8.7	—
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

We are a healthcare platform that leverages advanced analytics, technology and nationwide healthcare provider networks to create and power value-based payment programs. Our customers include health plans, governments, employers, health systems and physician groups. We operate in two segments of the value-based healthcare payment industry: payment models based on individual episodes of care, or the Episodes of Care Services segment, and in-home health evaluations (“IHE”), or the Home & Community Services segment. Payment models based on individual episodes of care organize or bundle payments for all, or a substantial portion of, services received by a patient in connection with an episode of care, such as a surgical procedure, particular condition or other reason for a hospital stay. IHEs are health evaluations performed by a clinician in the home to support payors’ participation in Medicare Advantage and other government-run managed care plans. Our solutions support value-based payment programs by aligning financial incentives around, and providing tools to health plans and healthcare organizations designed to assess and manage risk and identify actionable opportunities for improved patient outcomes, care coordination and cost-savings.

Initial Public Offering
On February 16, 2021, Signify Health closed an initial public offering (“IPO”) of 27,025,000 shares of its Class A common stock at a public offering price of $24 per share, which included 3,525,000 shares issued pursuant to the full exercise of the underwriters’ over-allotment option. Signify Health received gross proceeds of $648.6 million, which resulted in net cash proceeds of $609.7 million after deducting underwriting discounts and commissions of $38.9 million and before fees and expenses incurred in connection with the IPO and paid for by Cure TopCo. Signify Health used the proceeds to purchase newly-issued membership interests from Cure TopCo at a price per interest equal to the IPO price of its Class A common stock, net of the underwriting discount and commissions.

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
•The certificate of incorporation of Signify Health was amended and restated to authorize the issuance of two classes of common stock: Class A common stock and Class B common stock (collectively, the “common stock”). Each share of common stock entitles its holder to one vote per share on all matters submitted to a vote of our stockholders. The Class B common stock is not entitled to economic interests in Signify Health.
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
2.Significant Accounting Policies
Basis of Presentation
These Condensed Consolidated Financial Statements are unaudited and have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and following the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements included in this report should be read in conjunction with the Company’s audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. In our opinion, they reflect all adjustments, including normal recurring items, that are necessary to present fairly the results of interim periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations; however, we believe that the disclosures are adequate to make the information presented not misleading. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for future interim periods or the entire fiscal year. Our quarterly results of operations, including our revenue, income (loss) from operations, net income (loss) and cash flows, have varied and may vary significantly in the future; therefore, period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our interim results should not be relied upon as an indication of future performance.

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

Notes to the Condensed Consolidated Financial Statements (unaudited)
As of September 30, 2021, the impact of the COVID-19 pandemic continues to unfold particularly on our Episodes of Care Services segment due to the passage of time between episode initiation and the performance and subsequent recognition of revenue for our services; See Note 3 The COVID-19 Pandemic. As a result, many of our estimates and assumptions have required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in the future.

Comprehensive Income (Loss)
We have not identified any incremental items that would be considered a component of comprehensive income (loss) and accordingly a statement of comprehensive income (loss) is not reflected in the Condensed Consolidated Financial Statements because net income (loss) and comprehensive income (loss) are the same.

Restricted Cash
Under our Master Agreement with the Centers for Medicare and Medicaid Services (“CMS”), we were required to place certain funds in escrow for the benefit of CMS. These amounts, known as a Secondary Repayment Source (“SRS”), were primarily based on the size of our participation in the legacy CMS Bundled Payments for Care Improvement (“BPCI”) program, the predecessor program of the Bundled Payments for Care Improvement - Advanced initiative (“BPCI-A”). These funds were available to CMS as a supplemental payment source if we failed to pay amounts owed to CMS. Under the agreement, the funds are returned to us 18 months after the conclusion of the effective period of the CMS Master Agreement, or when all financial obligations to CMS are fulfilled. As of September 30, 2021 and December 31, 2020, there were $0.5 million in the SRS account included in restricted cash on the Condensed Consolidated Balance Sheets related to BPCI-A.

We also withhold a portion of shared savings to customers in a “holding pool” to cover any potential subsequent negative adjustments through CMS’s subsequent reconciliation true-up process. These funds are distributed to customers following the final true-up if there is no negative adjustment. These amounts represent consideration payable to the customer and therefore have reduced revenue in the period earned. The funds have been received by us from CMS and are held in a separate cash account, included as restricted cash on the Condensed Consolidated Balance Sheets. Since the funds are payable to the customer at the point the final CMS true-up is made or a negative adjustment is due to us, the amounts are also included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, there was $6.6 million and $3.5 million of restricted cash in the holding pool, respectively.

As of December 31, 2020, we held $0.4 million of restricted cash, acquired as part of the PatientBlox acquisition. During the second quarter of 2021, in connection with the successful completion of the first earn out milestone outlined in the acquisition agreement, the balance of the restricted cash was released and paid to the sellers. As a result, there is no remaining balance of restricted cash related to the PatientBlox acquisition as of September 30, 2021.

The following table reconciles cash, cash equivalents, and restricted cash per the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets:

	September 30,	December 31,
	2021	2020
	(in millions)
Cash and cash equivalents	$678.8	$72.6
Restricted cash	7.1	4.4
Total cash, cash equivalents, and restricted cash	$685.9	$77.0

Accounts Receivable
Accounts receivable primarily consist of amounts due from customers and CMS and are stated at their net realizable value. Management evaluates all accounts periodically and an allowance is established based on the latest information available to management. Management considers historical realization data, accounts receivable aging trends and other operational trends to estimate the collectability of receivables. After all reasonable attempts to collect a receivable have been exhausted, the receivable is written off against the allowance for doubtful accounts.

Notes to the Condensed Consolidated Financial Statements (unaudited)
As of September 30, 2021 and December 31, 2020, we had an allowance for doubtful accounts of $7.8 million and $5.1 million, respectively.

Advertising and Marketing Costs
Advertising and marketing costs are included in SG&A expenses and are expensed as incurred. Advertising and marketing costs totaled $0.4 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.9 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Notes to the Condensed Consolidated Financial Statements (unaudited)
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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which requires lessees to recognize leases on the balance sheet by recording a right-of-use asset and lease liability. This guidance is effective for non-public entities for annual reporting periods beginning after December 15, 2021. Early adoption is permitted. During 2021, we have formed a cross-functional adoption project team and continue to make progress as we plan to adopt this new guidance as of January 1, 2022 and will apply the transition option, whereby prior comparative periods will not be retrospectively presented in the consolidated financial statements. We expect to elect the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and the lessee practical expedient to combine lease and non-lease components for all asset classes. We expect to make a policy election to not recognize right-of-use assets and lease liabilities for short-term leases for all asset classes. We continue to evaluate other practical expedients available under the guidance. We are also assessing the impact to our accounting policies, processes, disclosures, and internal control over financial reporting. The cross-functional project team is evaluating our portfolio of leases, which primarily consist of real estate leases, as well as the system, process and policy change requirements needed to implement. We have made progress in gathering the necessary data elements for the complete lease population and a lease accounting system has been selected, with system configuration and implementation underway. We expect to record a right of use asset and corresponding lease liability for all outstanding leases and it is likely that the adoption and recognition of these assets and liabilities will have a material impact to our Condensed Consolidated Balance Sheet given the number of facility leases we currently have. We continue to evaluate the expected impact to our Condensed Consolidated Statements of Operations and Cash Flows.

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
3.The COVID-19 Pandemic

Our operations in our Home & Community Services segment were significantly affected by the COVID-19 pandemic early in 2020 as we temporarily paused IHEs in March 2020 and shortly thereafter expanded our business model to perform virtual IHEs (“vIHEs”) in order to make up for some of the lost IHE volume. We resumed in-person IHE visits beginning in July 2020. Despite the availability of vIHEs, many of our customers had preferred to postpone in-person IHEs to the second half of 2020. Overall we saw significant incremental in-person IHE volume in the second half of 2020, particularly in the fourth quarter, related to this catch-up and additionally as certain customers increased the overall volumes they placed with us. In order to meet this volume growth, we onboarded additional providers into our network which resulted in proportionally higher expenses.

Notes to the Condensed Consolidated Financial Statements (unaudited)

In 2021, the vast majority of our evaluations have been in-person IHEs, although we continue to perform vIHEs. Overall, IHE volume has been strong in the first nine months of 2021 indicating the direct impact of COVID-19 on the Home & Community Services segment has subsided considerably. During the remainder of 2021, we expect seasonality trends in our Home & Community Services segment to be more consistent with historical trends which have typically seen a lower number of IHEs performed in the fourth quarter.

Our Episodes of Care Services segment has also been negatively impacted by the pandemic. At certain times during the pandemic, governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments, including certain acute and post-acute care services, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with the virus that causes COVID-19. In addition, the temporary suspension or cancellation of services was put in place to focus limited resources and personnel capacity toward the prevention of, and care for patients with, COVID-19. This resulted in fewer elective procedures and a general reduction in individuals seeking medical care starting at the end of the first quarter of 2020, which contributed to a substantially lower number of episodes being managed in 2020. Due to the nature of the BPCI-A program, however, there is a significant lag between when the episodes are initiated and when CMS reconciles those services and we recognize revenue over a 13 month period encompassing both of those points in time. As such, there was no immediate impact to our revenues in early 2020 as we were still recognizing revenue from pre-COVID 19 performance. However, the specific impact of those lower volumes on our program size and revenues was more evident later in 2020 as evidenced by our 2020 annual weighted average program size, and as described below, the impact of lower volumes carried forward into 2021.

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

The reconciliation results received from CMS during the second quarter of 2021 negatively impacted our savings rate as it provided incremental information on the impact of COVID-19. This was driven primarily by the following factors:

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

Due to the timing of revenue recognition between the time episodes are initiated and the confirmation and reconciliation of results by CMS, we would expect the above factors to have a continued impact in the near-term.

Due to the passage of time between when we perform our services and the confirmation of results and subsequent cash settlement by CMS, COVID-19 did not have an impact on the cash we received from CMS during 2020 as the payments we received in 2020 related to pre-COVID-19 performance. The cash received from CMS in the first

Notes to the Condensed Consolidated Financial Statements (unaudited)
quarter of 2021 reflected the initial impact of COVID-19 as described more fully above with the cash receipt received in the third quarter of 2021 being further impacted by COVID-19.

We continue to monitor trends related to COVID-19, including the Delta variants, the ongoing federal vaccine rollout, changes in CDC recommendations and their impact on results of operations and financial condition on both of our segments.
4.Variable Interest Entities

We consolidate our affiliates when we are the primary beneficiary. The primary beneficiary of a VIE is the party that has both the decision-making authority to direct the activities that most significantly impact the VIE’s economic performance and the right to absorb losses or receive benefits that could potentially be significant to the VIE. Consolidated VIEs at September 30, 2021 and December 31, 2020 include seven and one physician practices, respectively, that require an individual physician to legally own the equity interests as certain state laws and regulations prohibit non-physician owned business entities from practicing medicine or employing licensed healthcare providers. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the losses from and direct activities of these operations. As a result, these VIEs are consolidated and any non-controlling interest is not presented. Recourse of creditors to these VIEs is limited to the assets of the VIE entities, which total $18.0 million and $1.8 million at September 30, 2021 and December 31, 2020, respectively.

The carrying amount and classification of the VIEs’ assets and liabilities included in the Condensed Consolidated Balance Sheets, net of intercompany amounts, are as follows:

	September 30,	December 31,
	2021	2020
	(in millions)
ASSETS
Current assets
Cash and cash equivalents	$3.7	$1.8
Accounts receivable, net	14.3	—
Total current assets	18.0	1.8

Total assets	$18.0	$1.8

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$0.3	$0.1
Total current liabilities	0.3	0.1

Total liabilities	0.3	0.1

Company capital	18.8	(0.7)
Retained earnings (accumulated deficit)	(1.1)	2.4
Total equity	17.7	1.7

Total liabilities and equity	$18.0	$1.8

Notes to the Condensed Consolidated Financial Statements (unaudited)
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

The following table summarizes disaggregated revenue from contracts with customers by source of revenue, which we believe best presents the nature, amount and timing of revenue.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Evaluations	$167.1	$112.5	$490.6	$294.9
Other	2.0	2.2	6.3	6.9
Home & Community Services Total Revenue	169.1	114.7	496.9	301.8
Episodes	27.8	37.5	88.5	107.2
Other	2.3	2.5	6.6	8.1
Episodes of Care Services Total Revenue	30.1	40.0	95.1	115.3
Consolidated Revenue Total	$199.2	$154.7	$592.0	$417.1

Related Balance Sheet Accounts
The following table provides information about accounts included on the Condensed Consolidated Balance Sheet.

	September 30, 2021			December 31, 2020
	Episodes of Care Services	Home & Community Services	Total	Episodes of Care Services	Home & Community Services	Total
	(in millions)
Assets
Accounts receivable, net (1)	$33.2	$136.0	$169.2	$183.3	$87.3	$270.6
Contract assets (2)	$94.6	$—	$94.6	$27.8	$—	$27.8
Liabilities
Shared savings payable (3)	$43.5	$—	$43.5	$80.8	$—	$80.8
Contract liabilities (4)	$29.2	$4.2	$33.4	$4.8	$1.4	$6.2
Deferred revenue (5)	$0.1	$0.9	$1.0	$2.4	$1.4	$3.8

(1)Accounts receivable, net for Episodes of Care Services included $4.6 million due from CMS as of September 30, 2021 primarily related to the fourth reconciliation period of the BPCI-A program and

Notes to the Condensed Consolidated Financial Statements (unaudited)
reflects a lower program size when compared to December 31, 2020. The remaining amount of accounts receivable for both Episodes of Care Services and Home & Community Services represent amounts to be received from customers. Home & Community Services accounts receivable as of September 30, 2021 reflects strong IHE volume in the third quarter and a return to a higher mix of in-person IHEs compared to vIHEs.
(2)Contract assets represent management’s estimate of amounts we expect to receive under the BPCI-A program related to the next two reconciliation periods. As of September 30, 2021, contract assets cover episodes of care commencing in the period October 2020 through September 2021. Estimates for program size and savings rate are based on information available as of the date of the financial statements. We record an estimate of revenue related to these performance obligations over the 13-month period starting in the period the related episodes of care commence and through the estimated receipt of the semi-annual CMS reconciliation file. Any changes to these estimates based on new information will be recorded in the period such information is received. Total savings generated and revenue earned for the episodes of care in which a component of the contract asset recorded as of September 30, 2021 relates to, will be included in the semi-annual reconciliation expected from CMS during the fourth quarter of 2021.
(3)Total shared savings payable is included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets. Shared savings payable for Episodes of Care Services included $0.3 million due to CMS as of September 30, 2021, which we expect to settle with CMS during the next semi-annual reconciliation period in the fourth quarter of 2021. Shared savings payable for Episodes of Care Services included $6.8 million due to CMS as of December 31, 2020, the majority of which was settled with CMS in the first quarter of 2021. Shared savings payable included $36.6 million as of September 30, 2021 primarily related to the fourth reconciliation received in June 2021, which is expected to be paid to customers related to their portion of savings earned under the BPCI-A program. Additionally, there is $6.6 million included in shared savings payable at September 30, 2021, which represents amounts withheld from customers under the BPCI-A program based on contractual withholding percentages. This amount has been received by us from CMS and is held as restricted cash. We expect to remit these amounts to customers at the conclusion of the program, at which time both restricted cash and the liability will be reduced.
(4)Contract liabilities in our Episodes of Care Services segment represent management’s estimate of savings amounts we expect to share with our customers based on contractual shared savings percentages related to the amounts we expect to be entitled to receive under the BPCI-A program for the next two reconciliation periods and service level agreements with certain customers. As of September 30, 2021, contract liabilities of $29.2 million cover episodes of care commencing in the period October 2020 through September 2021. These amounts offset the gross amount we expect to receive for the same period included in contract assets as of September 30, 2021. Contract liabilities in the Home & Community Services segment of $4.2 million as of September 30, 2021 represent management’s estimate of potential refund liabilities due to certain clients as a result of certain service levels not being achieved during the contractual periods primarily due to COVID-19.
(5)Deferred revenue is included in other current liabilities on the Condensed Consolidated Balance Sheets and primarily relates to advance payments received from certain customers.

The table below summarizes the activity recorded in the contract asset and liability accounts for the three and nine months ended September 30, 2021 and 2020.

	Three months ended September 30,		Nine months ended September 30,
Contract Assets	2021	2020	2021	2020
	(in millions)		(in millions)
Balance at beginning of period	$58.2	$50.9	$27.8	$38.3
Performance obligation completed, converted to accounts receivable	—	—	(27.4)	(43.9)
Estimated revenue recognized related to performance obligations satisfied over time	36.4	59.1	94.2	115.6
Balance at end of period	$94.6	$110.0	$94.6	$110.0

Notes to the Condensed Consolidated Financial Statements (unaudited)

	Three months ended September 30,		Nine months ended September 30,
Contract Liabilities	2021	2020	2021	2020
	(in millions)		(in millions)
Balance at beginning of period	$19.5	$8.3	$6.2	$3.1
Performance obligation completed, converted to shared savings payable	—	—	(4.4)	(4.6)
Payments made to customer	(0.1)	—	(0.7)	—
Estimated amounts due to customer related to performance obligations satisfied at a point-in-time	1.4	—	3.6	—
Estimated amounts due to customer related to performance obligations satisfied over time	12.6	26.7	28.7	36.5
Balance at end of period	$33.4	$35.0	$33.4	$35.0

	Three months ended September 30,		Nine months ended September 30,
Deferred Revenue	2021	2020	2021	2020
	(in millions)		(in millions)
Balance at beginning of period	$4.4	$1.5	$3.8	$1.2
Payments received from customers	0.8	8.1	9.1	10.1
Revenue recognized upon completion of performance obligation	(4.2)	(3.5)	(11.9)	(5.2)
Balance at end of period	$1.0	$6.1	$1.0	$6.1

	Three months ended September 30,		Nine months ended September 30,
Shared Savings Payable	2021	2020	2021	2020
	(in millions)		(in millions)
Balance at beginning of period	$54.2	$51.6	$80.8	$58.2
Amounts paid to customer and/or CMS	(33.9)	(26.7)	(148.9)	(94.6)
Amounts due to customer upon completion of performance obligation	23.2	8.3	111.6	69.6
Balance at end of period	$43.5	$33.2	$43.5	$33.2
6.Property and Equipment

Property and equipment, net were as follows as of each of the dates presented:

	September 30, 2021	December 31, 2020
	(in millions)
Computer equipment	$19.1	$16.6
Leasehold Improvements	18.5	18.5
Furniture and fixtures	6.3	5.8
Software	2.5	2.4
Projects in progress	0.8	0.3
Property and equipment, gross	47.2	43.6
Less: Accumulated depreciation and amortization	(24.2)	(18.2)
Property and equipment, net	$23.0	$25.4

Notes to the Condensed Consolidated Financial Statements (unaudited)

Depreciation and amortization expense for property and equipment, inclusive of amounts subsequently written off or disposed from accumulated depreciation, was $2.1 million and $1.8 million for the three months ended September 30, 2021 and 2020, respectively, and $6.2 million and $5.5 million for the nine months ended September 30, 2021 and 2020, respectively. There was no impairment of property and equipment during the three or nine months ended September 30, 2021 or 2020.
7.Intangible Assets

Intangible assets were as follows as of each of the dates presented:

		September 30, 2021			December 31, 2020
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated amortization	Net Carrying Value	Gross Carrying Amount	Accumulated amortization	Net Carrying Value
		(in millions)
Customer relationships	3 - 20	$530.5	$(120.1)	$410.4	$530.5	$(92.9)	$437.6
Acquired and capitalized software	3 - 6	140.7	(72.6)	68.1	123.6	(54.3)	69.3
Total		$671.2	$(192.7)	$478.5	$654.1	$(147.2)	$506.9

We capitalized $5.5 million and $5.5 million for the three months ended September 30, 2021 and 2020, respectively, and $17.1 million and $15.7 million for the nine months ended September 30, 2021 and 2020, respectively, of internally-developed software costs.

There was no impairment of intangible assets for the three or nine months ended September 30, 2021 and 2020.

Amortization expense for intangible assets, inclusive of amounts subsequently written off from accumulated amortization, was $15.5 million and $14.0 million for the three months ended September 30, 2021 and 2020, respectively, and $45.4 million and $40.5 million for the nine months ended September 30, 2021 and 2020, respectively. Expected amortization expense as of September 30, 2021 related to intangible assets, including internal-use software development costs, was as follows:

(in millions)
Remainder of 2021	$15.7
2022	57.2
2023	52.6
2024	37.3
2025	33.9
thereafter	281.8
$478.5

Notes to the Condensed Consolidated Financial Statements (unaudited)
8.Goodwill
The change in the carrying amount of goodwill for each reporting unit is as follows:

	Home & Community Services	Episodes of Care Services	Total
	(in millions)
Balance at December 31, 2020	$170.4	$426.3	$596.7
Measurement period adjustments	—	0.4	0.4
Balance at September 30, 2021	$170.4	$426.7	$597.1

There was no impairment related to goodwill during the three or nine months ended September 30, 2021 or 2020.
9.Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2021	2020
	(in millions)
Accrued payroll and payroll-related expenses	$46.4	$47.1
Shared savings payable	43.5	80.8
Other accrued expenses	28.1	19.0
Accounts payable	6.4	0.7
Accrued income taxes	0.3	—
Total accounts payable and accrued liabilities	$124.7	$147.6
10.Long-Term Debt

Long-term debt was as follows:

	September 30,	December 31,
	2021	2020
	(in millions)
Revolving Facility	$—	$—
Term Loan	—	272.5
2020 Incremental Term Loans	—	140.0
2021 Term Loan	350.0	—
Total debt	350.0	412.5
Unamortized debt issuance costs	(6.3)	(5.5)
Unamortized discount on debt	(4.8)	(5.7)
Total debt, net	338.9	401.3
Less current maturities	(3.5)	(4.2)
Total long-term debt	$335.4	$397.1

As of September 30, 2021 and December 31, 2020, the effective interest rate on Term Loan borrowings was 3.75% and 5.50%, respectively. As of December 31, 2020, the effective interest rate on the 2020 Incremental Term Loans was 6.25%.

Notes to the Condensed Consolidated Financial Statements (unaudited)
In June 2021, we refinanced the previously existing credit facility and entered into a new credit agreement (the “2021 Credit Agreement”) with a secured lender syndicate, which, among other things, reduced our total debt outstanding, lowered the interest rate, increased our borrowing capacity under the revolving facility and extended the maturity. The 2021 Credit Agreement includes a term loan of $350.0 million (the “2021 Term Loan”) and a revolving credit facility (the “Revolving Facility”) with a $185.0 million borrowing capacity. We are required to make amortization payments of 0.25% of the aggregate principal amount of the 2021 Term Loan on a quarterly basis, beginning in December 2021. The maturity date of the 2021 Term Loan is June 22, 2028 and the maturity date of the Revolving Facility is June 22, 2026. In connection with the refinancing, we recorded a loss on extinguishment of debt primarily related to the write-off of unamortized debt issuance costs of $5.0 million in our Consolidated Statement of Operations for the nine months ended September 30, 2021. There was no loss on extinguishment of debt for the three months ended September 30, 2021.

The Credit Agreement is secured by substantially all of the assets of Signify and its subsidiaries. Similar to the previous credit agreement, the 2021 Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and events of default. Negative covenants include, among others (and in each case subject to certain exceptions), limitations on incurrence of liens by Signify and its restricted subsidiaries, limitations on incurrence of indebtedness by Signify and its restricted subsidiaries, limitations on making dividends and other distributions, limitations on engaging in asset sales, limitation on making investments, limitations on engaging in transactions with affiliates, and a requirement that the consolidated first lien net leverage ratio (as defined in the 2021 Credit Agreement) as of the end of any fiscal quarter is not greater than 4.50 to 1.00 if on the last day of such fiscal quarter the revolving credit loans and letters of credit outstanding exceeds 35% of the total amount of revolving credit commitments at such time. As of September 30, 2021, we were in compliance with all financial covenants.

In March 2020, we borrowed $77.0 million under the prior revolving facility as a precautionary measure to ensure adequate liquidity as a result of the potential risks associated with COVID-19. We repaid this amount in November 2020. We currently have no borrowings outstanding under the Revolving Facility. As of September 30, 2021, we had $172.8 million available borrowing capacity under the Revolving Facility, as the borrowing capacity is reduced by outstanding letters of credit.
The aggregate principal maturities of long-term debt due subsequent to September 30, 2021 are as follows:

(in millions)
Remainder of 2021	$0.9
2022	3.5
2023	3.5
2024	3.5
2025	3.5
Thereafter	335.1
$350.0

Notes to the Condensed Consolidated Financial Statements (unaudited)
11.Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis were as follows:

		September 30, 2021
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
		(in millions)
Cash equivalents	Money market funds	$400.1	$—	$—	$400.1
Customer EAR liability	Customer equity appreciation rights	—	—	80.4	80.4
Contingent consideration	Consideration due to sellers	—	—	2.4	2.4

		December 31, 2020
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
		(in millions)
Cash equivalents	Money market funds	$20.0	$—	$—	$20.0
Customer EAR liability	Customer equity appreciation rights	—	—	21.6	21.6
Contingent consideration	Consideration due to sellers	—	—	15.2	15.2

There were no transfers between Level 1 and Level 2, or into or out of Level 3, during the three and nine months ended September 30, 2021 and 2020.

Notes to the Condensed Consolidated Financial Statements (unaudited)
The changes in Level 3 liabilities measured at fair value on a recurring basis were as follows:

Contingent Consideration

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Beginning of period	$2.4	$40.0	$15.2	$39.8
Payment of contingent consideration	—	(40.0)	(15.0)	(40.0)
Remeasurement of contingent consideration included in selling, general and administrative expense	—	—	2.2	0.2
Balance at September 30,	$2.4	$—	$2.4	$—

Customer equity appreciation rights

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Beginning of period	$102.7	$3.2	$21.6	$—
Grant date fair value estimate recorded as reduction to revenue	5.0	4.9	14.8	7.5
Remeasurement of fair value included in other expense (income), net	(27.3)	6.3	44.0	6.9
Balance at September 30,	$80.4	$14.4	$80.4	$14.4

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows as of September 30, 2021:

	Fair Value (in millions)	Valuation Technique	Significant Unobservable Inputs	Assumption
Customer equity appreciation rights	$80.4	Monte Carlo	Volatility	45.0%
			Dividend yield	0%
			Risk-free rate	0.53%
			Expected term (years)	3

	Fair Value (in millions)	Valuation Technique	Significant Unobservable Inputs	Discount Rate
Consideration due to sellers	$2.4	Discounted approach	Discount Rate	5.0%

Notes to the Condensed Consolidated Financial Statements (unaudited)
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

Notes to the Condensed Consolidated Financial Statements (unaudited)
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

Notes to the Condensed Consolidated Financial Statements (unaudited)
amount recorded as noncontrolling interests and increase or decrease additional paid-in capital in the Condensed Consolidated Balance Sheets.
The following table summarizes the ownership interests in Cure TopCo as of September 30, 2021:

	LLC Units	Ownership Percentage
Number of LLC Units held by Signify Health, Inc.	170,355,960	75.1%
Number of LLC Units held by noncontrolling interests	56,482,324	24.9%
Total LLC Units outstanding	226,838,284	100.0%
LLC Units held by the Continuing Pre-IPO LLC Members are redeemable or exchangeable for, at our election and with appropriate approvals, newly issued shares of Class A common stock on a one-for-one basis or a cash payment in accordance with the terms of the Cure TopCo LLCA.
During the three and nine months ended September 30, 2021, 1,748,451 LLC units were exchanged by Continuing Pre-IPO LLC Members, and shares of Class A common stock were issued on a one-for-one basis.
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

During the three and nine months ended September 30, 2021, we issued under the 2021 LTIP, 335,355 and 1,368,805 stock options, respectively, at a weighted average exercise price of $27.21 and $25.04, respectively, to certain members of management of Cure TopCo that are subject to time-based vesting and vest ratably over either three or four years. The total grant date fair value of the stock options granted during the nine months ended September 30, 2021, as measured using a Black-Scholes model, was $16.8 million and will be recognized as stock-based compensation expense over the vesting period. During the three and nine months ended September 30, 2021, we recognized $1.1 million and $2.6 million, respectively, of equity-based compensation expense included in SG&A expense on the Condensed Consolidated Statements of Operations related to stock options issued under the 2021 LTIP.

In addition, during the three and nine months ended September 30, 2021, we issued under the 2021 LTIP, 155,039 and 306,919 restricted stock units (“RSUs”), respectively, to members of our Board of Directors that vest on the one-year anniversary of the grant date and to certain members of management of Cure TopCo that vest ratably over four years. The grant date fair value of these RSUs was $8.0 million and will be recognized as stock-based compensation expense over the vesting period. During the three and nine months ended September 30, 2021, we recognized $0.8 million and $1.5 million, respectively, of equity-based compensation expense included in SG&A expense on the Condensed Consolidated Statements of Operations related to RSUs issued under the 2021 LTIP.

Notes to the Condensed Consolidated Financial Statements (unaudited)
As of September 30, 2021, there were 290,419 RSUs outstanding and 1,294,305 stock options at a weighted average exercise price of $25.01 under the 2021 LTIP. As of September 30, 2021, there was $19.6 million of total unrecognized compensation expense related to unvested time-based awards issued under the 2021 LTIP expected to be recognized over a weighted average period of 1.5 years.

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

There are 4,730,371 shares of Class A common stock available for issuance under the ESPP. The share pool will be increased on the first day of each fiscal year in an amount equal to the lesser of (i) 4,730,371 shares of Class A common stock and (ii) 1% of the aggregate number of shares of Class A common stock and Class B common stock outstanding (on a fully diluted basis) on the last day of the immediately preceding fiscal year. The first purchase under the ESPP will be made on December 31, 2021. During the three and nine months ended September 30, 2021, we recognized $0.2 million of equity-based compensation expense included in SG&A expense on the Condensed Consolidated Statements of Operations related to the ESPP.

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
As of September 30, 2021, there were 13,555,806 Incentive Units outstanding, of which 8,208,887 are unvested. This includes 5,977,283 subject to performance-based vesting criteria which were not probable of occurring as of September 30, 2021.
The conversion of the outstanding profits interests as a result of the Reorganization Transactions did not result in any incremental expense as the fair value at the time of modification did not exceed the fair value of the previous award immediately prior to the modification. Accordingly, we continue to recognize the original grant date fair value of the Incentive Units. During the three months ended September 30, 2021 and 2020, we recognized $1.5 million and $1.7 million, respectively, of equity-based compensation expense related to Incentive Units. Of this total expense, $1.4 million and $1.6 million were included in SG&A expense and $0.1 million and $0.1 million were included in service expense on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021 and 2020, we recognized $4.4 million and $8.7 million, respectively, of equity-based compensation expense related to Incentive Units. Of this total expense, $4.3 million and $8.6 million were included in SG&A expense and $0.1 million and $0.1 million were included in service expense on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was $6.9 million of total unrecognized compensation expense related to unvested time-based Incentive Units expected to be recognized over a weighted average period of 0.8 years. Additionally, there was approximately $13.2 million of unrecognized

Notes to the Condensed Consolidated Financial Statements (unaudited)
compensation expense related to Incentive Units with performance-based vesting, in which the vesting conditions were not probable of occurring as of September 30, 2021.

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
As of September 30, 2021, there were 4,985,782 stock options outstanding at a weighted average exercise price of $6.07. This includes 977,248 subject to performance-based vesting criteria which were not probable of occurring as of September 30, 2021.
During the three months ended September 30, 2021 and 2020, we recognized $0.3 million and $0.4 million, respectively, of equity-based compensation expense related to outstanding stock options included in SG&A expense on the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2021 and 2020, we recognized $1.0 million and $1.3 million, respectively, of equity-based compensation expense related to outstanding stock options under the Amended and Restated 2012 and 2019 Equity Incentive Plans included in SG&A expense on the Condensed Consolidated Statements of Operations. As of September 30, 2021, there was $2.2 million of total unrecognized compensation expense related to unvested time-based stock options under the Amended and Restated 2012 and 2019 Equity Incentive Plans expected to be recognized over a weighted average period of 0.9 years. Additionally, there was approximately $2.1 million of unrecognized compensation expense related to stock options with performance-based vesting, in which the vesting conditions are not probable of occurring as of September 30, 2021.
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

We analyzed the calculation of earnings (loss) per unit for the period prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these unaudited Condensed Consolidated Financial Statements due to the significant nature of the Reorganization Transactions on the capital structure. Therefore, earnings (loss) per unit information has not been presented for the three and nine months ended September 30, 2020.

Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock for the three and nine months ended September 30, 2021. The basic and diluted earnings (loss) per share for the nine months ended September 30, 2021 represents only the period from February 12, 2021 to September 30, 2021, which represents the period wherein we had outstanding Class A common stock.

	Three months ended September 30, 2021	Nine months ended September 30, 2021
	(in millions)
Net income (loss)	$29.3	$(22.5)
Less: Net income (loss) attributable to pre-Reorganization Transactions	—	(17.2)
Less: Net income (loss) attributable to the noncontrolling interest	9.1	(2.3)
Net income (loss) attributable to Signify Health, Inc.	$20.2	$(3.0)

Weighted average shares of Class A common stock outstanding - Basic	169,055,078	167,905,136

Dilutive Shares:
Stock Options	3,332,831	—
RSUs	46,041	—
LLC Units	—	—
Total Dilutive shares	3,378,872	—
Weighted average shares of Class A common stock outstanding - Diluted	172,433,950	167,905,136

Earnings (loss) per share of Class A common stock - Basic	$0.12	$(0.02)
Earnings (loss) per share of Class A common stock - Diluted	$0.12	$(0.02)

Shares of Class B common stock do not participate in our earnings or losses and are therefore not participating securities. As such, separate presentation of basic and diluted loss per share of Class B common stock under the two-class method has not been presented. Shares of our Class B common stock and the corresponding LLC Units are, however, considered potentially dilutive shares of Class A common stock. LLC Units of Cure TopCo participate in the earnings of Cure TopCo and therefore, our portion of Cure TopCo’s earnings (loss) per share has been included in the net income (loss) attributable to Signify Health in the calculation above. LLC Units held by the Continuing Pre-IPO LLC Members are redeemable in accordance with the Cure TopCo LLCA, at the election of Signify Health, for shares of Class A common stock on a one-for-one basis or a cash payment.

The potential dilutive effect of LLC Units are evaluated under the if-converted method. The potential dilutive effect of stock options and RSUs are evaluated under the treasury stock method.

Notes to the Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the stock options, RSUs, and weighted-average LLC Units that were anti-dilutive for the periods indicated. As a result, these shares, which were outstanding, were excluded from the computation of diluted earnings per share for the periods indicated:

	Three months ended September 30, 2021	Nine months ended September 30, 2021
Antidilutive Shares:
Stock Options	1,294,305	5,302,839
RSUs	149,539	290,419
LLC Units	58,713,929	58,713,929

Additionally, 977,247 stock options and 5,977,283 LLC units were excluded from the calculation of earnings (loss) per share for the three and nine months ended September 30, 2021 as they are subject to performance vesting conditions, which are not probable of occurring as of September 30, 2021.
16.Transaction-related Expenses

During the three and nine months ended September 30, 2021, we incurred $2.9 million and $4.8 million, respectively, of transaction-related expenses in connection with corporate development activities, such as potential mergers and acquisitions, strategic investments and other similar activities. These transaction-related expenses primarily related to consulting and other professional services expenses. Additionally, during the nine months ended September 30, 2021, we incurred $4.7 million of costs in connection with our IPO.

For the three and nine months ended September 30, 2020, we incurred $5.9 million and $9.9 million, respectively, of transaction-related expenses related to the integration of Remedy Partners as well as expenses incurred in connection with corporate development activities, such as potential mergers and acquisitions, strategic investments and other similar activities. These transaction-related expenses related to consulting, compensation, and integration-type expenses. Additionally, for the three and nine months ended September 30, 2020 we incurred $0.9 million of costs in connection with our IPO.
17.Commitments and Contingencies

Lease Commitments
Effective October 1, 2021, we entered into a new lease agreement for a facility in Oklahoma City, OK. The lease term is 7.25 years, with two 5-year options to renew, and total lease payments are expected to be approximately $4.2 million.

Letters of Credit

As of September 30, 2021, we had outstanding letters of credit totaling $9.2 million in favor of CMS, which are required in the event of a negative outcome on certain episodes of care within the BPCI-A program and we do not settle the related amounts owed to CMS. This amount reduces the borrowing amount available to us under our Revolving Credit Facility as of September 30, 2021. See Note 10 Long-Term Debt for the total value of letters of credit under this facility. However, the terms of BPCI-A also require that certain partners provide a related reciprocal letter of credit for the majority of this amount. As of September 30, 2021, there are three related letters of credit totaling $8.8 million.

Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated. We are involved in various lawsuits, claims and administrative proceedings arising in the normal course of business.

Notes to the Condensed Consolidated Financial Statements (unaudited)
In management’s opinion, the ultimate resolution of these matters will not materially adversely affect our financial position, results of operations or cash flows.

Sales Tax Reserve

During the year ended December 31, 2019, it was determined that certain Episodes of Care Services may be subject to sales tax in certain jurisdictions. Historically, we had not collected sales tax from our Episodes of Care Services customers as we believed the services were not taxable. As of September 30, 2021 and December 31, 2020, we had a liability of $3.8 million and $8.0 million, respectively, for potential sales tax exposure related to services performed in 2016 through the second quarter of 2020, included in other current liabilities on the Condensed Consolidated Balance Sheets. We are in the process of settling this potential exposure with the various states and we began collecting sales tax from customers in the second quarter of 2021 for 2020 services.

Equity Appreciation Rights

In December 2019, we entered into an EAR agreement with a customer, which contains the following provisions: (i) established certain revenue targets for the customer to meet with one of our wholly-owned indirect operating subsidiaries for the subsequent three years in accordance with specific terms and conditions and (ii) granted the customer a contingent EAR. The EAR agreement allows for the customer to participate in the future growth in the fair market value of our equity and can only be settled in cash (or, under certain circumstances, in whole or in part with a replacement agreement that mimics the economics of the original EAR agreement) upon a change in control, other liquidity event, or upon approval of our Board of Directors with consent by New Mountain Capital with certain terms and conditions. The EAR will expire in 20 years from the date of grant, if not previously settled. The initial fair value of the EAR is being recorded as a reduction of revenue as this represents consideration payable to a customer, and subsequent changes in fair value are being recorded as other income (expense), net. Although the initial EAR agreement was executed in December 2019, the service period did not begin until 2020 and, therefore, there was no impact on our results of operations until 2020. The grant date fair value of this EAR was estimated to be $15.2 million and is being recorded as a reduction of revenue through December 31, 2022, coinciding with the three year performance period.

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

As of September 30, 2021, there was approximately $24.6 million of original grant date fair value unrecognized, which we expect to record as a reduction of revenue over the next 1.25 years. We remeasure the fair value of the outstanding EAR agreements at the end of each reporting period and record any changes in fair value to other expense (income), net in our Condensed Consolidated Statement of Operations. See Note 11 Fair Value Measurements for changes in estimated fair value and valuation techniques used to estimate the EAR.

Synthetic Equity Plan

On February 14, 2020, our Board of Directors adopted a Synthetic Equity Plan (“SEP”) that provides for cash payments upon the satisfaction of certain criteria. The synthetic equity units granted under the SEP were subject to time and performance vesting and were to be paid upon a change in control (as defined in the SEP) based upon the difference in the value of the Company at the time of the change in control event and a "floor amount". Since the vesting criteria were not probable of occurring as of September 30, 2020, we had not recognized any compensation expense related to these awards for the three or nine months ended September 30, 2020.

In February 2021, the SEP was amended to, among other things, remove the change in control payment condition and provide for cash settlement upon each vesting event based on a 30 day volume weighted average price of our Class A common shares. As a result of this amendment, we began to record compensation expense and a current liability beginning in the first quarter of 2021 related to outstanding synthetic equity awards subject to time-based vesting. The liability and expense are adjusted each reporting period based upon actual cash settlements and the

Notes to the Condensed Consolidated Financial Statements (unaudited)
underlying value of our Class A common stock. The SEU liability is included in accounts payable and accrued expenses on our Condensed Consolidated Balance Sheet. We have not recorded any expense related to the outstanding synthetic equity awards subject to performance-based vesting as the vesting criteria were not probable of occurring as of September 30, 2021.

As of September 30, 2021, 446,880 synthetic equity units outstanding are subject to time-based vesting and 119,623 synthetic equity units outstanding are subject to performance-based vesting.

The following table summarizes the change in the SEU liability:

	Three months ended September 30, 2021	Nine months ended September 30, 2021
	(in millions)
Balance at beginning of period	$0.7	$—
SEU expense included in service expense	—	0.6
SEU expense included in SG&A expense	0.2	1.4
Cash payments	(0.2)	(1.3)
Balance at end of period	$0.7	$0.7

Contingent Consideration

As of December 31, 2020, we recorded $2.1 million in long-term contingent consideration and $13.1 million in current contingent consideration on our Condensed Consolidated Balance Sheets related to potential payments due upon the completion of certain milestone events in connection with our acquisition of PatientBlox in November 2020. We made payment of the full $15.0 million in May 2021 to the selling shareholders due to the satisfaction of the first milestone. As of September 30, 2021, we had $2.4 million in current contingent consideration on our Condensed Consolidated Balance Sheets related to potential payment due upon completion of the remaining milestone.
18.Income Taxes

Income tax (benefit) expense for the three months ended September 30, 2021 and 2020, was $6.4 million and $0.2 million, respectively, and for the nine months ended September 30, 2021 and 2020, was $(3.7) million and $0.5 million, respectively. Our estimated effective tax rate for the three and nine months ended September 30, 2021 was 18.0% and 13.9%, respectively. Our estimated annual effective tax rate is less than the statutory rate of 21% primarily because we are not liable for income taxes on the portion of earnings that are attributable to the non-controlling interest.

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

Notes to the Condensed Consolidated Financial Statements (unaudited)
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

We have evaluated our tax positions and have not identified any material uncertain tax positions for which a reserve should be recorded. Accordingly, no provision for uncertainties in income taxes has been made in the accompanying Condensed Consolidated Financial Statements as of September 30, 2021.

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

As of September 30, 2021, we had a liability of $59.6 million related to the projected obligations under the TRA. TRA related liabilities are classified as current or noncurrent based on the expected date of payment. During the three months ended September 30, 2021, we recorded an increase in the TRA liability of $8.3 million due to exchanges of LLC units, which created an increase in deferred tax assets. As of September 30, 2021, there are no amounts due within 12 months and therefore the entire liability is included in Tax receivable agreement liability within noncurrent liabilities on our Condensed Consolidated Balance Sheet.
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

See Note 5 Revenue Recognition for a summary of segment revenue by product type for the three and nine months ended September 30, 2021 and 2020. Our operating segment results for the periods presented were as follows:

Notes to the Condensed Consolidated Financial Statements (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Revenue
Home & Community Services	$169.1	$114.7	$496.9	$301.8
Episodes of Care Services	30.1	40.0	95.1	115.3

Segment Adjusted EBITDA
Home & Community Services	49.9	20.8	146.8	65.8
Episodes of Care Services	(7.9)	7.9	(15.8)	20.2

Less: reconciling items to net loss:
Unallocated costs (1)	(15.5)	20.9	88.1	38.5
Depreciation and amortization	17.6	15.8	51.6	46.0
Interest expense	4.2	5.1	17.5	16.2
Loss before income taxes	$35.7	$(13.1)	$(26.2)	$(14.7)

(1) Unallocated costs as follows:
Other (income) expense, net (2)	(27.4)	6.3	43.6	6.9
Loss on Debt Extinguishment	—	—	5.0	—
Equity-based compensation	3.7	2.1	9.5	10.0
SEU Expense	0.2	—	2.0	—
Customer equity appreciation rights	5.0	4.9	14.8	7.5
Transaction-related expenses	2.9	6.8	9.5	10.8
Non-allocated costs (3)	0.1	0.8	3.7	3.3
Total unallocated costs	$(15.5)	$20.9	$88.1	$38.5

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

Notes to the Condensed Consolidated Financial Statements (unaudited)
We are dependent on a concentrated number of payors and provider partners with whom we contract to provide IHEs and other services. A significant portion of our revenues are generated from a small number of customers. For the three months ended September 30, 2021, we had four customers which accounted for approximately 21%, 24%, 12%, and 12%, respectively, of total revenues, and for the nine months ended September 30, 2021, we had three customers which accounted for approximately 25%, 24%, and 12%, respectively, of total revenues. In addition, the revenue from our top ten customers accounted for approximately 77% and 78% of our total revenue for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2021, we had four customers which accounted for approximately 18%, 15%, 13%, and 10%, respectively, of accounts receivable.

While CMS is not our customer, a majority of the revenue generated by Episodes of Care Services is under the CMS administered BPCI-A program and payments are received under this program in certain cases from CMS rather than directly from the customer. During the three and nine months ended September 30, 2021, approximately 13% and 14%, respectively, of total consolidated revenue was generated from the BPCI-A program. As of September 30, 2021, approximately 3% of the total accounts receivable was due from CMS related to payments expected to be received by us under the BPCI-A program.
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

On November 23, 2020, we entered into a letter agreement with Kevin McNamara, a director, which provided for payment of $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, respectively, (payable in accordance with the Company’s payroll practices) in compensation for non-director related services provided to us. In addition, Mr. McNamara was entitled to reimbursement for annual premiums on life, accidental death and dismemberment, short-term disability and medical insurance. This agreement terminated effective March 1, 2021, as Mr. McNamara is now paid in accordance with our Director compensation policy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q, including matters discussed under Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1. Legal Proceedings, Part II, Item 1A. Risk Factors, and in other sections of this Quarterly Report on Form 10-Q, that are forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business, our ability to realize synergies in our businesses and our plan to utilize the proceeds from our initial public offering (“IPO”) to expand our investment in value-based payment programs and in our product portfolio. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under Part II, Item 1A. Risk Factors and Part I, Item 1A. Risk Factors of our 2020 Annual Report on Form 10-K.

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
•our failure to successfully execute on our growth initiatives, business strategies, or operating plans, including growth in our non-BPCI-A episodes of care business;
•our failure to successfully launch new products;
•our failure to diversify sources of revenues and earnings;
•inaccurate estimates and assumptions used to determine the size of our total addressable market;
•changes in accounting principles applicable to us;
•incorrect estimates or judgments relating to our critical accounting policies;

•our failure to effectively adapt to changes in the healthcare industry, including changes in the rules and regulations governing Medicare or other federal healthcare programs, or a potential shift toward total cost of care payment models;
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
•adverse findings from inspections, reviews, audits and investigations from health plans or government agencies;
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
•risk associated with acquiring other businesses including our ability to effectively integrate the operations and technologies of the acquired businesses;
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

The following discussion contains references to the three and nine months ended September 30, 2020, which was prior to the Reorganization Transactions that Signify Health, Inc. (referred to herein as “we”, “our”, “us”, “Signify Health” or the “Company”) and Cure TopCo, LLC (“Cure TopCo”) entered into in connection with the IPO (the “Reorganization Transactions”), which were effective February 12, 2021. Therefore, the financial results referenced for those periods relate to Cure TopCo and its consolidated subsidiaries for the three and nine months ended September 30, 2020. Any information related to periods prior to the Reorganization Transactions refer to Cure TopCo and its consolidated subsidiaries and any information related to periods subsequent to the Reorganization Transactions refer to Signify Health and its consolidated subsidiaries, including Cure TopCo.

Signify Health is a leading healthcare platform that leverages advanced analytics, technology, and nationwide healthcare provider networks to create and power value-based payment programs. Our mission is to transform how care is paid for and delivered so that people can enjoy more healthy, happy days at home. Our customers include health plans, governments, employers, health systems and physician groups. We believe that we are a market leader in two fast-growing segments of the value-based healthcare payment industry: (1) payment models based on individual episodes of care and (2) in-home health evaluations (“IHEs”). Payment models based on individual episodes of care organize, or “bundle”, payments for all, or a substantial portion of, services received by a patient in connection with an episode of care, such as a surgical procedure, particular condition or other reason for a hospital stay. IHEs are health evaluations performed by a clinician in the home to support payors’ participation in Medicare Advantage and other government-run managed care plans. Our episode payment platform managed $5.21 billion and $6.14 billion of spend in 2020 and 2019, respectively. In 2020, our mobile network of providers completed evaluations for over 1.4 million unique individuals participating in Medicare Advantage and other managed care plans. We believe that these core businesses have enabled us to become integral to how health plans and healthcare providers successfully participate in value-based payment programs, and that our platform lessens the dependence on facility-centric care for acute and post-acute services and shifts more services towards alternate sites of care and, most importantly, the home.

Our solutions support value-based payment programs by aligning financial incentives around outcomes, providing tools to health plans and healthcare organizations designed to assess and manage risk and identify actionable opportunities for improved patient outcomes, coordination and cost-savings. Through our platform, we coordinate what we believe is a holistic suite of clinical, social, and behavioral services to address an individual’s healthcare needs and prevent adverse events that drive excess cost, all while shifting services towards the home. Our business model is aligned with our customers as we generate revenue only when we successfully engage members for our health plan customers and generate savings through our provider customers.
Factors affecting our results of operations

As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods, and our results of operations may not be directly comparable from period to period. Set forth below is a discussion of the key factors impacting our results of operations.
Seasonality

Historically, there has been a seasonal pattern to the revenue in our Home & Community Services segment with the revenues in the fourth quarter of each calendar year generally lower than the other quarters. Each year, our IHE customers provide us with a target member list (“TML”), which may be supplemented or amended during the year. Our customers generally limit the number of times we may attempt to contact their members. Throughout the year, as we complete IHEs and attempt to contact members, the number of members who have not received an IHE and whom we are still able to contact declines, typically resulting in fewer IHEs scheduled during the fourth quarter. As a precautionary measure in response to the COVID-19 pandemic, we temporarily paused IHEs in March 2020. Shortly following the suspension of in-home visits, we were able to expand our business model to perform virtual IHEs (“vIHEs”) and made up for some of the lost IHE volume through vIHEs. We resumed in-home visits beginning in July 2020. Overall we saw significant incremental IHE volume in the second half of 2020, particularly in the fourth quarter, as certain customers increased the volumes they placed with us and in-home IHEs represented the majority of those IHEs. As a result, for 2020, we did not see the historical seasonality we would normally expect with respect to IHE volume. During the nine months ended September 30, 2021, the vast majority of our evaluations were IHEs although we continued to perform vIHEs. Overall, IHE volume has been more in line with historical trends during 2021 and we expect this historical seasonality trend to continue for the remainder of 2021 in our Home & Community Services segment as any potential negative impact from a spike in COVID-19 would reduce fourth quarter volume. However, any further developments with respect to the COVID-19 pandemic in the future may continue to impact seasonality trends.

Revenue in our Episodes of Care Services segment generally is higher in the second and fourth quarters although this can still be influenced by negative changes in assumptions about savings rates and program size. We recognize the revenue attributable to episodes reconciled during each 6-month episode performance measurement period over a 13-month performance obligation period that commences in the second or fourth quarter of each year, depending on the relevant contract with our provider partners. The 13-month performance obligation period begins at the start of the relevant episodes of care and extends through the receipt from CMS or generation of the semiannual reconciliation for the relevant performance measurement period, as well as the provision and explanation of statements of performance to each of our customers. As a result, during the first and third quarters of each year, we recognize three months of revenue for each of two overlapping performance obligation periods (i.e., three months of revenue from one performance obligation period, and three months of revenue from a second, overlapping performance obligation period). In contrast, during the second and fourth quarters of each year, we recognize revenue relating to three overlapping performance obligation periods—three months of revenue from one performance obligation period, three months of revenue from a second, overlapping performance obligation period, and one month of revenue from a third, overlapping performance obligation period (representing the thirteenth month of the third performance obligation period). We also recognize Episodes of Care Services revenue based on our estimates of savings realized. The semiannual reconciliations for each performance measurement period under our Episodes programs are received or generated in the second and fourth quarters of each year, and indicate the actual savings realized. In addition, due to the semiannual reconciliations for our Episodes programs, and Bundled Payments for Care Improvement - Advanced Initiative (“BPCI-A”) in particular, we typically receive cash during the first and third quarters of each year, which can cause our liquidity to fluctuate from quarter to quarter. See “—Liquidity and Capital Resources.”
Customer mix

Our customer mix can affect our revenue and profitability in both of our segments. For example, due to the different contractual arrangements we have with different health plans, health plan mix during the period can affect our average per-visit fee, the geographic mix of plan members we are visiting, the mix of members we see that are covered by Medicare versus Medicaid and the selection of IHE, vIHE or IHE+ solutions, each of which has a different price point and cost structure, and can affect the conversion rate associated with the number of members who agree to receive IHEs, the total number of IHEs completed and the number and type of ancillary services selected.

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

Our long-term profitability in the Home & Community Services segment is also impacted by how cost-effectively we are able to complete IHEs. For example, it tends to be less costly for us to perform IHEs in densely populated urban areas and more costly for us to perform IHEs in more difficult-to-reach jurisdictions. Our ability to cost-effectively perform IHEs is also affected by how efficiently we are able to schedule a provider’s day to maximize the number of IHEs they are able to complete in a day. The mix of providers we use may also impact our costs. We use a mix of physicians, nurse practitioners and physicians assistants, with physicians being the costliest to contract with for IHEs. If we increase or decrease our usage of a particular type of provider, it impacts the average cost of performing IHEs and our margins.

In the three and nine months ended September 30, 2021, we completed and invoiced to customers approximately 488 thousand and 1.447 million IHEs, including vIHEs, respectively, compared to approximately 361 thousand and 961 thousand IHEs in the three and nine months ended September 30, 2020, respectively.
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

The BPCI-A program, in its current form, expires at the end of 2023, and as of the end of 2020, participation in the BPCI-A program was fixed, meaning that new healthcare providers cannot enter the program, and participating healthcare providers cannot choose to participate in any additional episode types. Accordingly, our ability to grow our revenue under the BPCI-A program going forward will require us to maximize savings rate and if healthcare utilization increases and other COVID-related impacts on program size subside, we would expect our program size to increase. See “Changes to the BPCI program” and “COVID-19.”

Revenue in our Episodes of Care Services segment is also affected by the savings rate we are able to achieve. Under our contracts with our provider partners in our episodes programs, we receive a share of any savings generated by the relevant provider for each episode managed. The savings rate and our estimates thereof, during each period, affects our revenue period to period. The savings rate during each period is affected by a variety of factors, including how quickly new customers are able to integrate with our technology and data analytics tools, how long provider partners have been participating in an episode program and their resulting level of familiarity with the program and the degree of implementation of care redesign, as well as the prices we are able to negotiate with providers. The savings rate also varies by the type of solution we offer, and as a result, the savings rate will fluctuate depending on the number of episodes we manage under one type of program, such as BPCI-A, versus another program, such as our Commercial Episodes of Care programs.

Our ability to increase overall program size and savings rate will depend on a number of factors, including the effectiveness of our advanced data analytics capabilities and operating platform, market adoption of our solutions and the adoption of care redesign and bundled payment models overall.

As a result of COVID-19, CMS allowed for certain provider elections to change episodes being managed by us and also implemented other changes that temporarily reduced program size beginning in 2020, the impact of which initially was partially offset by a higher savings rate achieved from certain underperforming episodes being dropped. See “COVID-19.”

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

The semi-annual BPCI-A reconciliation we received during the second quarter of 2021 from CMS indicated a lower than expected savings rate and program size. We believe the results from this reconciliation, particularly the lower than expected savings rate, were driven by two primary factors, both of which are related to the COVID-19 pandemic and the governmental and societal response to it. The first factor relates to higher cost next sites of care being used, driving actual costs higher and in turn lowering our savings. During the early stages of the COVID-19 pandemic, the use of skilled nursing facilities was extremely limited, and therefore patients requiring a next site of care were forced to use higher cost inpatient rehabilitation facilities. The second factor relates to the patient case mix adjustment, which is one of the variables used to determine the final target price for each episode of care set by CMS. The patient case mix adjustment adjusts the target price to take into consideration the higher expected cost of treating patients who have certain co-morbidities. These co-morbidities are generally chronic conditions which will likely lead to future complications (e.g. diabetes). These co-morbidities must be diagnosed prior to an episode being initiated, which generally occurs during annual physicals or routine visits to the doctor’s office. In turn, CMS will apply a patient case mix adjustment which increases the target price for the member. During the COVID-19 pandemic, many individuals have foregone in-person annual physicals and routine appointments, resulting in a reduced diagnosis rate for co-morbidities, and the target prices not being adjusted accordingly. However, if the undiagnosed condition existed during an episode, complications likely arose and drove the actual costs up, resulting in higher costs and less savings. We would expect the impact of these two factors on the savings rate to decrease once the COVID-19 pandemic subsides.
Changes to the BPCI program

Revenue generated by our BPCI solutions represented approximately 13% of our total revenue and approximately 90% of our Episodes of Care Services segment revenue in the third quarter of 2021. Our revenue and profitability are affected by changes to the BPCI program. Under our BPCI-A contracts, we earn an administrative fee, which is based on the size of the relevant provider’s program, and also share in the savings or losses generated in conjunction with our provider partners as compared to BPCI-A’s benchmark episode price for a particular episode. Significant changes to the BPCI-A program can lead to a decline in the program size and/or savings rates we are able to achieve in conjunction with our provider partners under the program.

In August 2021, CMS announced changes to BPCI-A for 2022. These changes include an adjustment to the baseline period during which clinical episode prices are calculated, such that prices for 2022 will be calculated on the basis of historical experience that includes the first two years of the BPCI-A program and the beginning of the COVID-19 impacted period. As a result, benchmark episode prices could be lower than in prior years because BPCI-A care redesign and savings measures will be reflected in a portion of the benchmark period. In addition, CMS announced changes to the pricing methodology by which benchmark episode prices will be calculated. CMS also made changes to the patient case mix methodology, which should mitigate some of the pricing effects previously reported. The impact of these changes and other changes is not yet known, as this information is only provided to us on the semi-annual reconciliations received from CMS. The initial impact of these changes should be included in the reconciliation expected in the fourth quarter of 2022. Lastly, in 2022, CMS is excluding from the BPCI-A program all episodes where the individual is diagnosed with COVID-19 during the episode.

Additionally, CMS recently announced a change to the period in which they will pay funds related to expirations. This change will result in delayed payment for one period, which will have a temporary adverse impact on our cash flows as the cash expected to be received in early 2022 following the receipt of our next semi-annual reconciliation will reflect this change.

Finally, the BPCI-A program is scheduled to expire in 2023 and it is not clear in what form, if any, CMS will renew the program. In October 2021, Center for Medicare and Medicaid Innovation (“CMMI”) indicated at an Alliance for Health Policy briefing that they are actively engaged in exploring bundled payments that go beyond post-acute care to move up-stream to engage specialists in managing patients to avoid and/or reduce acute events. We believe this focus dovetails with our non-BPCI-A episodes of care, where we can support not only procedure-

based bundles, but also conditions such as maternity, diabetes, and substance abuse. However, if CMS does not renew the program, or makes significant changes in any successor program, it may have an impact on the number of episodes we are able to manage, our savings rate and, consequently, revenue, profitability and cash flows in future periods.
COVID-19
Our operations in our Home & Community Services segment were significantly affected by the COVID-19 pandemic earlier in 2020 as we temporarily paused IHEs in March 2020 and shortly thereafter expanded our business model to perform vIHEs in order to make up for some of the lost IHE volume. We resumed in-person visits beginning in July 2020. Despite the availability of vIHEs, many of our customers had postponed IHEs to the second half of 2020. Overall, we saw significant incremental in-person IHE volume in the second half of 2020, particularly in the fourth quarter, related to this catch-up and additionally as certain customers increased the overall volumes they placed with us. In order to meet this volume growth, we onboarded additional providers into our network which resulted in proportionally higher expenses.

In 2021, the vast majority of our evaluations have been in-person IHEs, although we continue to perform vIHEs. Overall, IHE volume has been robust in the first nine months of 2021, indicating the direct impact of COVID-19 on the Home & Community Services segment has subsided considerably. During the remainder of 2021, we expect seasonality trends in our Home & Community Services segment to be more consistent with historical trends, which have typically seen a lower number of IHEs performed in the fourth quarter.

Our Episodes of Care Services segment has also been negatively impacted by the COVID-19 pandemic. At certain times during the pandemic, governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments, including certain acute and post-acute care services, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with the COVID-19 virus. In addition, the temporary suspension or cancellation of services was put in place to focus limited resources and personnel capacity toward the prevention of, and care for patients with, COVID-19. This resulted in fewer elective procedures and a general reduction in individuals seeking medical care starting at the end of the first quarter of 2020, which contributed to a substantially lower number of episodes being managed in 2020. The overall reduction in healthcare utilization also reduced the number of episodes being managed in 2021. Due to the nature of the BPCI-A program, however, there is a significant lag between when we perform our services and when CMS reconciles those services, and we recognize revenue across a 13 month period encompassing both of those points in time. As such, there was no immediate impact to our revenues in early 2020. The specific impact of those lower volumes on our program size and revenues was more evident later in 2020 as evidenced by our 2020 annual weighted average program size and, as described below, the impact of lower volumes carried forward into 2021.

In the third quarter of 2020 and in response to the COVID-19 pandemic, CMS announced that healthcare providers could either (i) continue in the BPCI-A program with no change or (ii) as an exception to previous program rules, healthcare providers could choose between the following two options for 2020:

•eliminate upside and downside risk by excluding all episodes from reconciliation; or
•exclude from reconciliation those episodes with a COVID-19 diagnosis during the episode.

Healthcare providers made their elections by September 25, 2020. The results of those elections reduced the total number of episodes we managed during 2020 and also for 2021, and therefore, reduced program size. While these provider elections have temporarily reduced program size in the near term, this impact was at least initially partially offset by a higher savings rate achieved due to a combination of improved performance by some of our partners, as well as certain partners that were underperforming choosing to exclude some or all of their episodes from reconciliation in 2020. Subsequently, CMS announced that all episodes in 2021 with a COVID-19 diagnosis would be automatically excluded from reconciliation, which will further reduce program size for all of 2021.

The reconciliation results received from CMS during the second quarter of 2021 negatively impacted our savings rate. This result was driven primarily by the following factors:

•missing comorbidity diagnosis codes that did not properly reflect patient acuity, thereby impacting patient case mix adjustments and reducing episode pricing. There is a 90-day period prior to an acute episode being triggered that CMS incorporates for diagnoses coding which ultimately adjusts an episode’s target pricing. During the pandemic, Medicare patients were avoiding routine healthcare visits and, as a result, comorbidities were not being diagnosed and coded, and
•patients being discharged during the pandemic from an acute care facility to inpatient rehabilitation facilities and other high-cost next sites of care when lower-cost skilled nursing facilities were facing COVID-19 outbreaks and staffing shortages.

Due to the passage of time between when we perform our services and the confirmation of results and subsequent cash settlement by CMS, COVID-19 did not have an impact on the cash we received from CMS during 2020 as payments we received related to pre-COVID-19 performance. The cash received from CMS in the first quarter of 2021 reflected the initial impact of COVID-19 as described more fully above, and the cash receipt received in the third quarter of 2021 was also negatively impacted by COVID-19.

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

Within our Episodes of Care Services segment, we also generate revenue through our Commercial Episodes of Care program. After we sign up payor customers to sponsor an episode program, we do not begin to generate any revenue until we have helped them design the programs, signed up provider partners to participate in the program and initiated episodes. Revenues under our Commercial Episodes of Care program are also driven by program size and savings rate. Completed episodes are retrospectively reconciled following semi-annual performance measurement periods, and after a defined period, our entire administrative fee is at risk, meaning if a customer generates losses in one performance measurement period, we cannot recoup that through savings in a subsequent performance measurement period.

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

Noncontrolling interest

In connection with the Reorganization Transactions, we were appointed as the sole managing member of Cure TopCo pursuant to the Amended LLC Agreement. Because we manage and operate the business and control the strategic decisions and day-to-day operations of Cure TopCo and also have a substantial financial interest in Cure TopCo, we consolidate the financial results of Cure TopCo, and a portion of our net income (loss) is allocated to the noncontrolling interest to reflect the entitlement of the Continuing Pre-IPO LLC Members to a portion of Cure TopCo’s net income (loss). As of September 30, 2021, we held approximately 75.1% of Cure TopCo’s outstanding LLC Units and the remaining LLC Units of Cure TopCo are held by the Continuing Pre-IPO LLC Members.
Results of Operations for the three months ended September 30, 2021 and 2020

The following is a discussion of our consolidated results of operations for the three months ended September 30, 2021 and 2020. A discussion of the results by each of our two operating segments, Home & Community Services and Episodes of Care Services, follows the discussion of our consolidated results.

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,		% Change
	2021	2020	2021 v. 2020
	(in millions)
Revenue	$199.2	$154.7	28.7%
Operating expenses:
Service expense	100.4	83.4	20.4%
Selling, general and administrative expense	65.8	50.4	30.6%
Transaction-related expense	2.9	6.8	(57.4)%
Depreciation and amortization	17.6	15.8	11.4%
Total operating expenses	186.7	156.4	19.4%
Income (loss) from operations	12.5	(1.7)	NM
Interest expense	4.2	5.1	(19.8)%
Other (income) expense	(27.4)	6.3	NM
Other (income) expense, net	(23.2)	11.4	NM
Income (loss) before income taxes	35.7	(13.1)	NM
Income tax expense	6.4	0.2	NM
Net income (loss)	29.3	(13.3)	NM
Net income (loss) attributable to pre-Reorganization period	—	(13.3)	NM
Net income (loss) attributable to non-controlling interest	9.1	—	NM
Net income (loss) attributable to Signify Health, Inc.	$20.2	$—	NM

Revenue

Our total revenue was $199.2 million for the three months ended September 30, 2021, representing an increase of $44.5 million, or 28.7%, from $154.7 million for the three months ended September 30, 2020. This increase was primarily driven by a $54.3 million increase in revenue from our Home & Community Services segment offset by a $9.8 million decrease in revenue from our Episodes of Care Services segment. See “Segment results” below.

Operating expenses

Our total operating expenses were $186.7 million for the three months ended September 30, 2021, representing an increase of $30.3 million, or 19.4%, from $156.4 million for the three months ended September 30, 2020. This increase was driven by the following:

•Service expense—Our total service expense was $100.4 million for the three months ended September 30, 2021, representing an increase of $17.0 million, or 20.4%, from $83.4 million for the three months ended September 30, 2020. This increase was primarily driven by expenses related to our network of providers, which increased by $10.7 million driven by the higher IHE volume and the shift in the mix which has returned to a majority of in-person IHE. In 2020, as a result of COVID-19, more evaluations were performed as vIHE, which have a lower cost per evaluation. Compensation-related expenses increased by $6.0 million primarily driven by headcount and incentive pay to support the overall current and future growth in both segments. Additionally, the following expenses increased during the three months ended September 30, 2021 primarily driven by the overall higher IHE volume: the costs of providing other ancillary services, including certain laboratory and testing fees, increased by $1.2 million and travel and entertainment expenses increased $0.3 million due to a reduction in COVID-19 imposed travel restrictions in 2021. These increases were partially offset by a decrease of $0.5 million in other variable costs; a decrease of $0.3 million in COVID-19 pandemic related costs, including tests for our providers and incremental costs for personal protective equipment used by our providers while conducting IHEs during the pandemic as restrictions subsided in 2021; and a decrease of $0.4 million in member outreach and other related expenses.

•Selling, general and administrative expense—Our total SG&A expense was $65.8 million for the three months ended September 30, 2021, representing an increase of $15.4 million, or 30.6%, from $50.4 million for the three months ended September 30, 2020. This increase was primarily driven by compensation-related expenses, which increased by $8.8 million due to additional headcount to support the overall growth in our business and a proportionate increase in incentive compensation. Other costs also increased, including an increase of $4.8 million in professional and consulting fees primarily related to increased costs associated with being a public company, an increase of $0.9 million in travel and entertainment expenses as COVID-imposed travel restrictions eased, an increase of $0.6 million in information technology-related expenses, including infrastructure and software costs, and an increase of $0.4 million in other variable costs. These increases were partially offset by a $0.1 million decrease in facilities-related expenses, including rent expense under our operating leases.

•Transaction-related expenses—Our total transaction-related expenses were $2.9 million for the three months ended September 30, 2021, representing a decrease of $3.9 million, or 57.4%, from $6.8 million for the three months ended September 30, 2020. In 2021, the transaction-related expenses consisted primarily of costs incurred in connection with general corporate development activities, including potential acquisitions that did not proceed. These transaction-related expenses in 2021 consisted primarily of consulting and other professional services expenses. In 2020, the transaction-related expenses related to potential acquisitions and other corporate development activities that did not proceed. These transaction-related expenses in 2020 consisted primarily of consulting, compensation and integration-type expenses.

•Depreciation and amortization—Our total depreciation and amortization expense was $17.6 million for the three months ended September 30, 2021, representing an increase of $1.8 million, or 11.4%, from $15.8 million for the three months ended September 30, 2020. This increase in depreciation and amortization was primarily driven by a net increase in amortization expense of $1.5 million due to additional capital expenditures related to internally-developed software over the past year, partially offset by certain intangible assets becoming fully amortized in 2020. Additionally, there was an increase in depreciation expense of $0.3 million driven by additional capital expenditures.

Other (income) expense, net

Other (income) expense, net was $(23.2) million for the three months ended September 30, 2021, representing an increase of $34.6 million from $11.4 million in expense for the three months ended September 30, 2020. This increase was primarily driven by an increase in other (income) expense of $33.7 million as well as a decrease in interest expense of $0.9 million. The change from other expense to other income was primarily driven by $27.3 million in unrealized gains related to the quarterly remeasurement of the fair value of the outstanding customer EAR liabilities in 2021 due to a decrease in the total equity value at the end of the third quarter 2021 compared to the prior quarter (thereby reducing the estimated future amount payable) compared to $6.3 million in expense in 2020.

Income tax expense
Income tax expense was $6.4 million for the three months ended September 30, 2021, representing an increase of $6.2 million from $0.2 million in income tax expense for the three months ended September 30, 2020. The income tax expense in 2021 was primarily driven by the increase in income before income taxes and the change to our corporate structure as a result of the Reorganization, with the Company now subject to corporate income taxes.

Income (loss) attributable to the pre-Reorganization period

Income (loss) attributable to the pre-Reorganization period relates to the income incurred in 2020 prior to the Reorganization that occurred in February 2021. Income (loss) attributable to the pre-Reorganization period does not apply to the three months ended September 30, 2021 as the entire period was subsequent to the Reorganization Transactions.

Income (loss) attributable to non-controlling interest

Income (loss) attributable to non-controlling interest for the three months ended September 30, 2021 relates to the portion of net income allocable to the Continuing pre-IPO holders in Cure TopCo. Non-controlling interest does not apply to the three months ended September 30, 2020 as that was prior to the Reorganization Transactions.

Segment results

We evaluate the performance of each of our two operating segments based on segment revenue and segment adjusted EBITDA. Service expense for each segment is based on direct expenses associated with the revenue generating activities of each segment. We allocate SG&A expenses to each segment primarily based on the relative proportion of direct employees.

The following table summarizes our segment revenue and segment adjusted EBITDA and the percentage of total consolidated revenue and consolidated adjusted EBITDA, respectively, for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,				% Change
	2021	% of Total	2020	% of Total	2021 v 2020
	(in millions)
Revenue
Home & Community Services
Evaluations	$167.1	83.9%	$112.5	72.8%	48.4%
Other	2.0	1.0%	2.2	1.4%	(9.1)%
Total Home & Community Services revenue	169.1	84.9%	114.7	74.2%	47.3%
Episodes of Care Services
Episodes	27.8	14.0%	37.5	24.1%	(25.8)%
Other	2.3	1.1%	2.5	1.7%	(5.3)%
Total Episodes of Care Services revenue	30.1	15.1%	40.0	25.8%	(24.5)%
Segment Adjusted EBITDA
Home & Community Services	49.9	118.9%	20.8	72.3%	139.7%
Episodes of Care Services	(7.9)	(18.9)%	7.9	27.7%	NM

Home & Community Services revenue was $169.1 million for the three months ended September 30, 2021, representing an increase of $54.4 million, or 47.3%, from $114.7 million for the three months ended September 30, 2020. This increase was primarily driven by Evaluations revenue, which increased by $54.6 million. The higher Evaluations revenue was driven by increased IHE volume and a reduction in the proportion of IHEs conducted as vIHEs, which are performed at a lower price per evaluation compared to in-person IHEs. Evaluations revenue included a reduction associated with the outstanding customer EARs of $5.0 million and $4.9 million during the three months ended September 30, 2021 and 2020, respectively. Other revenue decreased by $0.2 million, primarily due to a decrease in our standalone social determinants of health product.

Episodes of Care Services revenue was $30.1 million for the three months ended September 30, 2021, representing a decrease of $9.9 million, or 24.5%, from $40.0 million for three months ended September 30, 2020. This decline was driven by a decrease of $9.7 million in Episodes revenue, primarily due to the adverse impact of

COVID-19 on program size and savings rate. Additionally, approximately $9.2 million of revenue recorded during the three months ended September 30, 2020 as a result of positive changes in estimates based on new information received during the third quarter of 2020 primarily related to the impact of COVID-19 on program size and related options CMS offered to providers that had an overall beneficial impact on savings rates. Other revenue decreased $0.2 million primarily driven by lower membership in our complex care management services product offering.

Home & Community Services Adjusted EBITDA was $49.9 million for the three months ended September 30, 2021, representing an increase of $29.1 million, or 139.7%, from $20.8 million for the three months ended September 30, 2020. This increase was primarily driven by the higher IHE volume, coupled with the return to a more traditional mix of in-home IHEs compared to vIHEs, as described above, and was partially offset by higher operating expenses as a result of investments to support our growth and technology.

Episodes of Care Services Adjusted EBITDA was a loss of ($7.9) million for the three months ended September 30, 2021, representing a decrease of $15.8 million from income of $7.9 million for the three months ended September 30, 2020. This decrease was primarily driven by the lower revenue as described above and higher operating expenses as a result of investments to support our growth and technology.
Results of Operations for the nine months ended September 30, 2021 and 2020

The following is a discussion of our consolidated results of operations for the nine months ended September 30, 2021 and 2020. A discussion of the results by each of our two operating segments, Home & Community Services and Episodes of Care Services, follows the discussion of our consolidated results.

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,		% Change
	2021	2020	2021 v. 2020
	(in millions)
Revenue	$592.0	$417.1	41.9%
Operating expenses:
Service expense	303.0	203.4	48.9%
Selling, general and administrative expense	188.0	148.5	26.6%
Transaction-related expense	9.5	10.8	(11.7)%
Depreciation and amortization	51.6	46.0	12.3%
Total operating expenses	552.1	408.7	35.1%
Income from operations	39.9	8.4	376.5%
Interest expense	17.5	16.2	7.9%
Loss on extinguishment of debt	5.0	—	NM
Other expense (income)	43.6	6.9	535.5%
Other expense, net	66.1	23.1	186.2%
Loss before income taxes	(26.2)	(14.7)	78.0%
Income tax (benefit) expense	(3.7)	0.5	NM
Net loss	(22.5)	(15.2)	48.3%
Net loss attributable to pre-Reorganization period	(17.2)	(15.2)	NM
Net loss attributable to non-controlling interest	(2.3)	—	NM
Net loss attributable to Signify Health, Inc.	$(3.0)	$—	NM

Revenue

Our total revenue was $592.0 million for the nine months ended September 30, 2021, representing an increase of $174.9 million, or 41.9%, from $417.1 million for the nine months ended September 30, 2020. This increase was primarily driven by a $195.0 million increase in revenue from our Home & Community Services segment partially offset by a $20.1 million decrease in revenue from our Episodes of Care Services segment. See “Segment results” below.

Operating expenses

Our total operating expenses were $552.1 million for the nine months ended September 30, 2021, representing an increase of $143.4 million, or 35.1%, from $408.7 million for the nine months ended September 30, 2020. This increase was driven by the following:

•Service expense—Our total service expense was $303.0 million for the nine months ended September 30, 2021, representing an increase of $99.6 million, or 48.9%, from $203.4 million for the nine months ended September 30, 2020. This increase was primarily driven by expenses related to our network of providers, which increased by $55.8 million driven by the higher IHE volume and a return to a more traditional mix of in-person IHEs compared to vIHEs. Compensation-related expenses increased by $28.4 million primarily driven by additional headcount and higher incentive pay to support the overall current and future growth in both segments. Additionally, the following expenses increased during the nine months ended September 30, 2021, primarily driven by the overall higher IHE volume: an increase of $10.6 million in the costs of providing other ancillary services, including certain laboratory and testing fees; an increase of approximately $3.8 million in member outreach and other related expenses; and an increase of $0.8 million in other variable costs. The impact of COVID-19 resulted in approximately $0.5 million in expenses, including costs related to COVID-19 tests for our providers and incremental costs for personal protective equipment used by our providers while conducting IHEs during the pandemic, which were partially offset by a decrease of $0.3 million in travel and entertainment costs for both segments resulting from COVID-19 imposed travel restrictions.

•Selling, general and administrative expense—Our total SG&A expense was $188.0 million for the nine months ended September 30, 2021, representing an increase of $39.5 million, or 26.6%, from $148.5 million for the nine months ended September 30, 2020. This increase was primarily driven by compensation-related expenses, which increased by $24.8 million due to additional headcount to support the overall growth in our business and a related increase in incentive compensation. Other costs also increased, primarily to support the growth in our business, including: an increase of $10.2 million in professional and consulting fees, an increase of $3.1 million in information technology-related expenses, including infrastructure and software costs, an increase of $1.9 million in loss on contingent consideration, and an increase of $0.3 million in employee travel and entertainment expenses as COVID-19 imposed restrictions eased. These increases were partially offset by a $0.7 million decrease in facilities-related expenses, including rent expense under our operating leases, and a decrease of $0.1 million in other variable costs.

•Transaction-related expenses—Our total transaction-related expenses were $9.5 million for the nine months ended September 30, 2021, representing a decrease of $1.3 million, or 11.7%, from $10.8 million for the nine months ended September 30, 2020. In 2021, the transaction-related expenses consisted primarily of consulting and other professional services expenses, as well as compensation expenses, incurred in connection with our IPO and general corporate development activities, including potential acquisitions that did not proceed. In 2020, the transaction-related expenses consisted primarily of consulting, compensation and integration-type expenses related to the Remedy Partners Combination at the end of 2019 and potential acquisitions and other corporate development activities that did not proceed.

•Depreciation and amortization—Our total depreciation and amortization expense was $51.6 million for the nine months ended September 30, 2021, representing an increase of $5.6 million, or 12.3%, from $46.0 million for the nine months ended September 30, 2020. This increase in depreciation and amortization expense was primarily driven by a net increase in amortization expense of $4.9 million due to additional capital expenditures related to internally-developed software over the past year, partially offset by certain intangible assets becoming fully amortized in 2020. Additionally, there was an increase in depreciation expense of $0.7 million primarily driven by additional capital expenditures over the past year.

Other expense, net

Other expense, net was $66.1 million for the nine months ended September 30, 2021, representing an increase of $43.0 million from $23.1 million for the nine months ended September 30, 2020. This increase was primarily driven by an increase in other expense (income), net of $36.7 million, loss on extinguishment of debt of $5.0 million, as well as an increase in interest expense of $1.3 million. The increase in other expense (income), net was driven by $44.0 million in expense related to the quarterly remeasurement of the fair value of the outstanding customer EAR liabilities in 2021 as a result of the increased equity value of the Company following the IPO. The expense related to the remeasurement of the fair value of the outstanding customer EAR liabilities in 2020 was $7.0 million. The $5.0 million loss on extinguishment of debt was driven by the June 2021 refinancing impact on the underlying debt issuance costs. The increase in interest expense was primarily driven by our higher principal balance outstanding in early 2021, prior to the June 2021 refinancing which reduced our overall indebtedness and interest rate.

Income tax (benefit) expense
Income tax benefit was $3.7 million for the nine months ended September 30, 2021, representing a beneficial change of $4.2 million from $0.5 million in income tax expense for the nine months ended September 30, 2020. As a result of the Reorganization Transactions, we are subject to corporate income taxes on our share of the total net loss. The benefit in 2021 was primarily driven by net tax benefits related to stock-based compensation expense as a result of stock option exercises during the period.

Loss attributable to the pre-Reorganization period

Loss attributable to the pre-Reorganization period relates to the loss incurred for the periods that preceded the Reorganization Transactions on February 12, 2021, including the period from January 1, 2021 through February 12, 2021.

Loss attributable to non-controlling interest

Loss attributable to non-controlling interest for the nine months ended September 30, 2021 relates to the portion of net loss post-Reorganization Transactions allocable to the Continuing pre-IPO holders in Cure TopCo. Non-controlling interest does not apply to the nine months ended September 30, 2020 as that was prior to the Reorganization Transactions.

Segment results

We evaluate the performance of each of our two operating segments based on segment revenue and segment adjusted EBITDA. Service expense for each segment is based on direct expenses associated with revenue generating activities of each segment. We allocate SG&A expenses to each segment primarily based on the relative proportion of direct employees.

The following table summarizes our segment revenue and segment adjusted EBITDA and the percentage of total consolidated revenue and consolidated adjusted EBITDA, respectively, for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,				% Change
	2021	% of Total	2020	% of Total	2021 v 2020
	(in millions)
Revenue
Home & Community Services
Evaluations	$490.6	82.9%	$294.9	70.7%	66.3%
Other	6.3	1.0%	6.9	1.7%	(8.9)%
Total Home & Community Services revenue	496.9	83.9%	301.8	72.4%	64.6%
Episodes of Care Services
Episodes	88.5	15.0%	107.2	25.7%	(17.4)%
Other	6.6	1.1%	8.1	1.9%	(17.8)%
Total Episodes of Care Services revenue	95.1	16.1%	115.3	27.6%	(17.5)%
Segment Adjusted EBITDA
Home & Community Services	146.8	112.0%	65.8	76.6%	122.9%
Episodes of Care Services	(15.8)	(12.0)%	20.2	23.4%	NM

Home & Community Services revenue was $496.9 million for the nine months ended September 30, 2021, representing an increase of $195.1 million, or 64.6%, from $301.8 million for the nine months ended September 30, 2020. This increase was primarily driven by Evaluations revenue, which increased by $195.7 million. The higher Evaluations revenue was driven by increased IHE volume and a reduction in the proportion of IHEs conducted as vIHEs, which are performed at a lower price per evaluation compared to in-person IHEs. Evaluations revenue included a reduction associated with the outstanding customer EARs of $14.8 million and $7.5 million during the nine months ended September 30, 2021 and 2020, respectively. Other revenue decreased by $0.6 million, primarily due to a decrease in standalone sales of our social determinants of health product.

Episodes of Care Services revenue was $95.1 million for the nine months ended September 30, 2021, representing a decrease of $20.2 million, or 17.5%, from $115.3 million for the nine months ended September 30, 2020. This decrease was primarily driven by a decrease of $18.7 million in Episodes revenue due to the adverse effects of COVID-19 on program size and savings rate, including lower healthcare utilization and the impact of the patient case mix adjustment and inpatient rehabilitation center utilization on savings rate described in “COVID-19” above. Additionally, approximately $9.2 million of revenue was recorded during the nine months ended September 30, 2020 as a result of positive changes in estimates based on new information received during the third quarter of 2020 primarily related to the impact of COVID-19 on program size and related options CMS offered to providers that had an overall beneficial impact on savings rates. Other revenue decreased by $1.5 million primarily driven by a decrease in our complex care management services product offering.

Home & Community Services Adjusted EBITDA was $146.8 million for the nine months ended September 30, 2021, representing an increase of $81.0 million, or 122.9%, from $65.8 million for the nine months ended September 30, 2020. This increase was primarily driven by the increase in revenue as described above partially offset by higher operating expenses as a result of the investments to support our growth and technology.

Episodes of Care Services Adjusted EBITDA was a loss of $15.8 million for the nine months ended September 30, 2021, representing a decrease of $36.0 million from positive Adjusted EBITDA of $20.2 million for the nine months ended September 30, 2020. This decrease was primarily driven by the lower revenue as described above and higher operating expenses as a result of the investments to support our growth and technology.
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

Our primary sources of liquidity are proceeds from our IPO, our existing cash and cash equivalents, cash provided by operating activities and borrowings under our Credit Agreement. We received net proceeds of $609.7 million in connection with the IPO. As of September 30, 2021, we had unrestricted cash and cash equivalents of $678.8 million. Our total indebtedness was $350.0 million as of September 30, 2021.

In June 2021, we refinanced the previously existing credit facility and entered into a new credit agreement (the “2021 Credit Agreement”) with a secured lender syndicate, which, among other things, reduced our total debt outstanding by approximately $61.4 million, lowered the interest rate, increased our borrowing capacity under the revolving facility and extended the maturity. The 2021 Credit Agreement includes a term loan of $350.0 million (the “2021 Term Loan”) and a revolving credit facility (the “Revolving Facility”) with a $185.0 million borrowing capacity. See “Indebtedness” below. As of September 30, 2021, we had available borrowing capacity under the Revolving Facility of $172.8 million as the borrowing capacity is reduced by outstanding letters of credit.

We believe that our primary sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments for at least the next 12 months.

Our principal liquidity needs have been working capital and general corporate expenses, debt service, capital expenditures and acquisitions to help achieve our growth strategy. Our capital expenditures for property and equipment to support growth in the business were $3.7 million and $13.0 million for the nine months ended September 30, 2021 and 2020, respectively. The higher capital expenditures during 2020 were driven by an expansion at one of our office locations to support our growth. In addition to these historical liquidity needs, we expect our future liquidity needs will also be comprised of (i) providing capital to facilitate the organic and inorganic growth of the business, (ii) making payments under our TRA and (iii) paying income taxes.

Our liquidity may fluctuate on a quarterly basis due to our agreements with CMS under the BPCI-A program. Cash receipts generated under these contracts, which represents the majority of revenue in our Episodes of Care Services segment, are subject to a semiannual reconciliation cycle, which occurs in the second and fourth quarters of each year. We typically receive cash receipts under these contracts in the quarter subsequent to the receipt of the reconciliation, or during the first and third quarters of each year, which can cause our liquidity position to fluctuate from quarter to quarter.

During 2020, the COVID-19 pandemic led to a deviation from the historical seasonality trend we generally experience in our Home & Community Services segment, whereby the fourth quarter IHE volume and revenue are generally lower than the other quarters. As a result, and due to the shift to vIHEs during our temporary suspension of IHEs in March 2020 due to COVID-19, our liquidity trends were negatively impacted during certain periods in 2020. During the first nine months of 2021, the vast majority of our evaluations were performed on an in-person basis, although we continued to perform vIHEs as an ongoing product offering. Additionally, the phasing of the overall IHE volume in the first nine months of 2021 was more in line with historical trends in the Home & Community Services segment, albeit at higher absolute volumes, and therefore we currently anticipate 2021 liquidity to be more consistent with historical seasonality trends. In our Episodes of Care Services segment, the lower number of episodes managed in 2020 and the lower than expected savings rate, primarily driven by the effects of COVID-19 and CMS’ response thereto, impacted the semiannual reconciliation we received during the second quarter of 2021. We received the cash related to this reconciliation in the third quarter of 2021, which was a significantly lower amount than that received from the prior reconciliation. Recently, CMS announced a change to the period in which they will pay funds related to expirations. This change will result in a delayed payment for one period, which will have a temporary adverse impact on the cash expected to be received in early 2022 following the receipt of our next semi-annual reconciliation.

We believe that our cash flow from operations, capacity under our 2021 Credit Agreement and available cash and cash equivalents on hand will be sufficient to meet our liquidity needs for at least the next 12 months. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of additional indebtedness, the issuance of additional equity, or a combination thereof. We cannot assure you that we will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. See “Risk Factors.” Accordingly, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell or issue additional equity to finance such acquisitions, which could possibly result in additional expenses or dilution.
Comparative cash flows

The following table sets forth our cash flows for the periods indicated:

	Nine months ended September 30,
	2021	2020
	(in millions)
Net cash provided by (used in) operating activities	$123.4	$40.7
Net cash used in investing activities	(26.2)	(28.7)
Net cash provided by financing activities	511.7	30.1
Net increase in cash, cash equivalents and restricted cash	608.9	42.1
Cash, cash equivalents and restricted cash - beginning of year	77.0	50.2
Cash, cash equivalents and restricted cash - end of period	$685.9	$92.3

Operating activities

Net cash provided by operating activities was $123.4 million for the nine months ended September 30, 2021, an increase of $82.7 million, compared to $40.7 million for the nine months ended September 30, 2020.

Net loss was $22.5 million for the nine months ended September 30, 2021, as compared to $15.2 million for the nine months ended September 30, 2020. The increase in net loss was primarily due to the remeasurement of the outstanding customer EARs partially offset by growth in our Home & Community Services segment. Non-cash items were $120.5 million for the nine months ended September 30, 2021 as compared to $72.1 million for the nine months ended September 30, 2020. The increase in net non-cash expense items is primarily driven by the significant increase in the fair value adjustment of the customer EARs following the IPO and the loss on extinguishment of debt partially offset by a deferred tax benefit.

Changes in operating assets and liabilities resulted in a cash increase of $27.3 million for the nine months ended September 30, 2021, as compared to a decrease of $14.4 million for the nine months ended September 30, 2020. The change in operating assets and liabilities is primarily driven by changes in working capital needs of which the primary driver are changes in accounts receivable. The reduction in accounts receivable in 2021 was primarily driven by collections in the Episodes of Care Services segment together with the impact of COVID-19 leading to a reduction in program size. This was partially offset by growth in accounts receivable as a result of the increase in in-person IHE volumes in 2021. In 2020, we experienced a temporary backlog in collections in our Home & Community Services segment due to the switch to vIHEs. An increase in operating expenses as a result of the investments to support our growth and technology has further impacted our working capital needs.

Accounts receivable, contract assets and contract liabilities fluctuate from period to period as a result of periodically slower client collections and the results of the semi-annual reconciliations in our Episodes of Care Services segment.

Investing activities

Net cash used in investing activities was $26.2 million for the nine months ended September 30, 2021, a decrease of $2.5 million, compared to net cash used in investing activities of $28.7 million for the nine months ended September 30, 2020. Capital expenditures for property and equipment were $3.7 million for the nine months ended September 30, 2021 compared to $13.0 million for the nine months ended September 30, 2020. The $9.3 million decrease in capital expenditures for property and equipment was primarily driven by investments in certain facilities and other requirements to support the growth of the business in early 2020. Capital expenditures for internal-use software development were $17.1 million for the nine months ended September 30, 2021 compared to $15.7 million for the nine months ended September 30, 2020. The $1.4 million increase in capital expenditures for internal-use software development was primarily driven by additional investments in our technology platforms to support future growth. During the nine months ended September 30, 2021, we released $0.4 million in restricted cash to the sellers of PatientBlox, in accordance with the purchase agreement related to the PatientBlox acquisition that was completed in the fourth quarter of 2020. Investing activities also included a $5.0 million equity investment in Medalogix, Inc. during the nine months ended September 30, 2021.

Financing activities

Net cash provided by financing activities was $511.7 million for the nine months ended September 30, 2021, an increase of $481.6 million, compared to $30.1 million for the nine months ended September 30, 2020. The primary source of cash provided by financing activities for the nine months ended September 30, 2021 was the net proceeds of $604.8 million related to our IPO after deducting underwriter commissions and other issuance costs. Additionally, we received $2.7 million in proceeds related to the issuance of common stock in connection with the exercise of stock options. These cash inflows in 2021 were partially offset by the net reduction in long-term debt of $61.5 million in connection with the June 2021 refinancing as well as scheduled principal payments on long-term debt of $1.0 million. Additionally, we paid approximately $9.2 million in debt issuance costs in connection with the June 2021 refinancing, $13.1 million related to the completion of the first milestone associated with the 2020 PatientBlox acquisition and $10.6 million in tax distributions to the non-controlling interest members of Cure TopCo.

The primary source of cash provided by financing activities for the nine months ended September 30, 2020 was a net $77.0 million in borrowings under the then outstanding revolving credit facility drawn as a precautionary measure related to the emergence of the COVID-19 pandemic. This was partially offset by a $38.2 million payment of contingent consideration to the sellers of a business acquired in 2017 as a result of the closure of an outstanding tax matter.
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

The 2021 Term Loan bears interest at a rate of the base rate plus 2.25% for base rate loans or the eurocurrency rate plus 3.25% for eurocurrency rate loans, provided that upon and any time after the public corporate credit rating of the Borrower is first rated “B+” or higher by Standards and Poors’ Rating Agency (“S&P”) following June 22, 2021, the applicable rate with respect to the 2021 Terms Loan shall be permanently reduced by 0.25% for both eurocurrency rate loans and for base rate loans. Borrowings under the Revolving Credit Facility initially bear interest at a rate of the base rate plus 1.75% for base rate loans or the eurocurrency rate plus 2.75% for eurocurrency rate loans and letter of credit fees and, undrawn commitment fees equal to 0.25%. Following the delivery of financial statements for the first full quarter after June 22, 2021, the interest rate for borrowings under the Revolving Credit Facility will be based on the consolidated first lien net leverage ratio pricing grids below. Provided that upon and any time after the public corporate credit rating of the Borrower is first rated B+ or higher by S&P subsequent to June 22, 2021, the Applicable Rate with respect to Revolving Credit Loans and Letter of Credit fees shall be permanently reduced by 0.25% at each Pricing Level in the pricing grids below.

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

As defined in each EAR, a change in control will be deemed to have occurred if any person or group of persons other than New Mountain Capital shall beneficially own 35% or more of the total voting power of Signify Health, LLC or New Mountain Capital ceases to have the right, directly or indirectly, to elect or designate for election at least a majority of the board of directors of Signify Health, LLC. New Mountain Capital holds a majority of our total voting power and has the right, both by voting power and contractually, to designate for election at least a majority of the board of directors of Signify Health, LLC, and as a result, the Reorganization Transactions and the IPO did not affect the EAR agreements or impact the manner in which the value of each EAR is calculated except as set forth above.

As of September 30, 2021, cash settlement was not considered probable, due to the change in control and liquidity provisions of each EAR. The grant date fair value of the December 2019 customer EAR was estimated to be $15.2 million and is being recorded as a reduction of revenue through December 31, 2022, coinciding with the three-year performance period. The grant date fair value of the September 2020 customer EAR was estimated to be $36.6 million and is being recorded as a reduction of revenue through December 31, 2022, coinciding with the 2.5-year performance period. As of September 30, 2021, the total estimated fair market value of the outstanding EAR agreements was approximately $148.1 million.
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

We define Adjusted EBITDA as net income (loss) before interest expense, loss on extinguishment of debt, income tax expense, depreciation and amortization and certain items of income and expense, including asset impairment, other (income) expense, net, transaction-related expenses, equity-based compensation, compensation expense related to synthetic equity units, remeasurement of contingent consideration and non-recurring expenses. We believe that Adjusted EBITDA provides a useful measure to investors to assess our operating performance because it eliminates the impact of expenses that do not relate to ongoing business performance, and that the presentation of this measure enhances an investor’s understanding of the performance of our business.

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
Adjusted EBITDA increased by $13.3 million, or 45.7%, to $42.0 million in the three months ended September 30, 2021 from $28.7 million in the three months ended September 30, 2020. Adjusted EBITDA increased by $45.0 million, or 52.4%, to $131.0 million in the nine months ended September 30, 2021 from $86.0 million in the nine months ended September 30, 2020.

We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. We believe that Adjusted EBITDA Margin is helpful to investors in measuring the profitability of our operations on a consolidated level. Adjusted EBITDA Margin increased by 250 basis points to 21.1% in the three months ended September 30, 2021 from 18.6% in the three months ended September 30, 2020. Adjusted EBITDA Margin increased by 150 basis points to 22.1% in the nine months ended September 30, 2021 from 20.6% in the nine months ended September 30, 2020.

The following table shows a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Net income (loss)	$29.3	$(13.3)	$(22.5)	$(15.2)
Interest expense	4.2	5.1	17.5	16.2
Loss on extinguishment of debt	—	—	5.0	—
Income tax expense (benefit)	6.4	0.2	(3.7)	0.5
Depreciation and amortization	17.6	15.8	51.6	46.0
Other expense (income), net(a)	(27.4)	6.3	43.6	6.9
Transaction-related expenses(b)	2.9	6.8	9.5	10.8
Equity-based compensation(c)	3.7	2.1	9.5	10.0
Customer equity appreciation rights(d)	5.0	4.9	14.8	7.5
Remeasurement of contingent consideration(e)	—	—	2.2	0.2
SEU Expense(f)	0.2	—	2.0	—
Non-recurring expenses(g)	0.1	0.8	1.5	3.1
Adjusted EBITDA	$42.0	$28.7	$131.0	$86.0

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

Contractual Obligations and Commitments
As of September 30, 2021, there have been no material changes from the contractual obligations and commitments previously disclosed in our 2020 Annual Report on Form 10-K other than the refinancing of our long-term debt in June 2021. See Note 10, “Long-term Debt” to our Condensed Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Effective October 1, 2021, we entered into a new lease agreement for a facility in Oklahoma City, OK. The lease term is 7.25 years, with two 5-year options to renew, and total lease payments are expected to be approximately $4.2 million.
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
Critical accounting policies

The discussion and analysis of our financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and related disclosures of contingent assets and liabilities. We base these estimates on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results experienced may vary materially and adversely from our estimates. Revisions to estimates are recognized prospectively. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2020 Form 10-K.
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

At September 30, 2021, we had total variable rate debt outstanding under our Credit Agreement of $350.0 million. If the effective interest rate of our variable rate debt outstanding as of September 30, 2021 were to increase by 100 basis points (1%), our annual interest expense would increase by approximately $3.5 million.

At September 30, 2021, our total unrestricted cash and cash equivalents were $678.7 million. Throughout the year, we invest any excess cash in short-term investments, primarily money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our interest income. The impact will depend on variables such as the magnitude of rate changes and the level of excess cash balances. We do not consider this risk to be material. We manage such risk by continuing to evaluate the best investment rates available for short-term, high-quality investments.
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

An audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements has not been required through September 30, 2021. Our independent public registered accounting firm will first be required to attest to the effectiveness of our internal controls over financial reporting once we are no longer an “emerging growth company.” In addition, as a newly public company, our management will be required to perform an annual assessment of the effectiveness of our internal controls over financial reporting in our second Annual Report on Form 10-K which is for the year ending December 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

The following sets forth information regarding securities sold or issued by the registrant in the nine months ended September 30, 2021 and the period prior to the filing of this report. No underwriters were involved in these sales. There was no general solicitation of investors or advertising, and we did not pay or give, directly or indirectly, any commission or other remuneration, in connection with the offering of these securities. In each of the transactions described below, the recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.

•In connection with the Reorganization Transactions, we issued 140,758,464 shares of Class A common stock and 67,065,763 shares of Class B common stock to Pre-IPO LLC Members. As of September 30, 2021, there were 8,208,887 shares of Class B common stock subject to vesting.
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

Item 3. Defaults upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

None.
Item 6. Exhibits.

The following exhibits are filed as a part of this Quarterly Report on Form 10-Q.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNIFY HEALTH, INC.

Date:	November 10, 2021	By:	/s/ Kyle Armbrester
Kyle Armbrester
Chief Executive Officer

Date:	November 10, 2021	By:	/s/ Steven Senneff
Steven Senneff
President, Chief Financial and Administrative Officer