Form 10-K
period 2021-12-31
Signify Health, Inc.
filed 2022-03-03
CIK 1828182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Class A common stock, par value $0.01 per Share	SGFY	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☒
Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the Class A common stock on the NYSE on June 30, 2021, was approximately $2.26 billion.
The number of outstanding shares of Class A common stock, $0.01 par value, as of February 28, 2022 was approximately 171,178,714.
DOCUMENTS INCORPORATED BY REFERENCE
Designated portions of the Registrant's Proxy Statement for its 2022 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein. The Proxy Statement will be filed subsequent to the date hereof with the Securities and Exchange Commission within 120 day of the Registrant’s fiscal year ended December 31, 2021.

Note Regarding Forward-Looking Statements

We have made statements in this Annual Report on Form 10-K, including matters discussed under Item 1A. Risk Factors, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this Annual Report on Form 10-K, that are forward-looking statements. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business, our ability to realize synergies in our business as a result of business combinations and our plan to expand our investment in value-based payment programs and in our product portfolio . These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under Item 1A. Risk Factors.

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

•the COVID-19 pandemic and whether the pandemic will continue to subside in 2022;
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
•our failure to effectively adapt to changes in the healthcare industry, including changes in the rules governing Medicare or other federal healthcare programs, or a potential shift toward total cost of care payment models;
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
•our dependence on distributions from Cure TopCo, LLC, our operating subsidiary, to fund dividend payments, if any, and to pay our taxes and expenses, including payments under the Tax Receivable Agreement (“TRA”);
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

PART I
Item 1. Business.

Overview

Signify Health, Inc. (“Signify Health,” the “Company,” “we,” “us” and “our”) is a leading healthcare platform that leverages advanced analytics, technology, and nationwide healthcare provider networks to create and power value-based payment programs. Our mission is to transform how care is paid for and delivered so that people can enjoy more healthy, happy days at home. By activating the home as a key part of the care continuum, we are helping lessen dependence on facility-centric care, preventing costly adverse events and facilitating holistic condition management across settings of care. Our customers include health plans, governments, employers, health systems and physician groups. We believe that we are a market leader in two fast-growing segments of the value-based healthcare payment industry: payment models based on individual episodes of care and in-home health evaluations (“IHEs”). Payment models based on individual episodes of care organize or bundle payments for all, or a substantial portion of, services received by a patient in connection with an episode of care, such as a surgical procedure, particular condition or other reason for a hospital stay. IHEs are health evaluations performed by a clinician in the home to support payors’ participation in Medicare Advantage and other government-run managed care plans. Our episode payment platform managed $4.62 billion of spend under the Medicare Bundled Payment for Care Improvement Advanced (“BPCI-A”) program in 2021. Our mobile network of providers conducted over 1.9 million IHEs for individuals participating in Medicare Advantage and other managed care plans in 2021. We believe that these core businesses have enabled us to become integral to how health plans and healthcare providers successfully participate in value-based payment programs, and that our platform lessens the dependence on facility-centric care for acute and post-acute services and shifts more services towards alternate sites and, most importantly, the home.

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

We have two operating segments: Home & Community Services and Episodes of Care Services. We serve 46 Medicare Advantage health plans ranging from the largest national organizations to smaller regional and provider-owned entities. We also serve thousands of healthcare provider organizations ranging from large integrated delivery systems to midsize and small urban and rural entities.

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

In addition to providing health plans with insights into member health without taking members out of the home, the reports our IHEs produce form the basis of the Medicare Risk Adjustment Factor (“RAF”) scores, which are required for health plans to effectively participate in value-based and risk-adjusted government programs like Medicare Advantage and affect the premiums health plans receive for Medicare Advantage beneficiaries. The data we gather is used by health plans to improve their Healthcare Effectiveness Data and Information Set (“HEDIS”) scores and Medicare Advantage Star Ratings (“Star Ratings”). We conducted over 1.9 million IHEs (including virtual IHEs) in the year ended December 31, 2021.

Telehealth through virtual IHEs

In response to the COVID-19 pandemic and in close coordination with our customers, we accelerated our telehealth initiatives by launching virtual IHEs (“vIHEs”) in the second quarter of 2020. vIHEs primarily take place via videoconference. vIHEs have allowed us to engage with high-need, vulnerable individuals during a critical time, ensuring that our health plan customers maintain detailed insights into their members’ health and are able to coordinate services accordingly. Leveraging our technology and engagement tools, our staff and clinical network successfully completed more than 0.5 million vIHEs, or 38% of total IHEs completed in 2020, using a combination of audio and video connectivity in 2020. Although, the volume of vIHEs declined in 2021 compared to 2020, we continued conducting vIHEs throughout 2021 and approximately 17% of total IHEs completed in 2021 were virtual in response to the dynamic COVID-19 pandemic and to meet the changing needs of our clients.

Social determinants of health

We bring community-based organizations (“CBOs”) together into outcomes-focused networks that are designed to address social determinants of health (“SDOH”). In 2019, we started utilizing telephonic outreach and comprehensive, in-home evaluations to directly identify the social determinants of an individual’s health, such as food insecurity, slip and fall risk, access to transportation, social isolation, and the financial resources to afford medications. For certain customers, we combine this assessment with IHEs and refer to this combined product as an IHE+. Beginning in 2020, we began referring individuals directly to CBOs in our network leveraging our platform as a system of record for referral workflow and data capture. For our health plan customers, we believe this feature adds an advanced SDOH component to an already high-value IHE product and helps us to drive increased member engagement.

Episodes of Care Services

In our Episodes of Care Services segment, we develop provider networks, build software and deliver services that support the organization and financing of healthcare around a patient’s episode of care. Our customers include the payors offering episode of care programs, as well as the providers who participate in such programs when delivering healthcare services.

We operate a large episode-based program, with $4.62 billion of spend under management in 2021. Our programs, platforms and networks drive care redesign to reduce costs and improve patient outcomes. We believe we accomplish these goals by reducing variations in care delivery, identifying cost saving opportunities and propelling recovery homeward. In so doing, we help to improve the coordination of care among clinicians, facilities and individuals along the care continuum. For example, the BPCI-A episodes we managed which were initiated in the last quarter of 2020 resulted in approximately 15% greater discharges home (including home health) from acute-care facilities and approximately 10% lower readmissions when compared to the historical performance of our provider partners for similar episodes. In 2021 and 2020, we generated savings of approximately $260 million and $381 million, respectively, while seeking also to improve key measures of patient outcomes. The year-over-year decrease in savings was primarily due to the negative impact of COVID-19.

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
•We have decision support tools to support providers when important decisions are being made upon discharge from an acute care facility on the next site of care. Our decision support tools are grounded in clinical information, at the individual episode level, to help healthcare providers transition patients to the optimal next care setting. For our non-BPCI-A Episodes of Care services, we also have decision support tools that support decision making around appropriate sites of care, such as whether a particular procedure should be performed at an acute-care hospital or an ambulatory surgery center.
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

Medicare Bundled Payment for Care Improvement

We are the largest convener participant in the Bundled Payments for Care Improvement Advanced (“BPCI-A”) program by number of episodes managed. In this role, we hold contracts directly with the Centers for Medicare and Medicaid Services (“CMS”) pursuant to which we are responsible for developing and monitoring a BPCI-A episode of care program in partnership with healthcare providers. We enter into back-to-back contracts with providers participating in the BPCI-A program, whereby we facilitate coordination among providers and share financial risk. To enable our provider partners to successfully participate in BPCI-A, we provide a suite of analytic, technology and post-acute management services in exchange for an administrative fee (which is paid out of savings) and a share of any incremental savings or losses related to episodes initiated by our provider partners.

BPCI-A employs a retrospective payment system in which Medicare reimburses providers in accordance with their usual fee-for-service (“FFS”) payment schedule, while also tracking the total FFS costs for all billable services rendered during the episode period (generally 90 days from the date of discharge from the acute-care facility). Upon completion of each episode, CMS compares the total amount of all FFS payments made during the episode against a predetermined benchmark price. If the total FFS costs of the episode exceeds the benchmark price, the designated program participant owes the difference to CMS, and likewise, if total FFS costs of the episode are lower than the benchmark price, then CMS pays the difference (representing the incremental savings achieved) to the designated program participant after CMS has first taken a discount.

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

Non-BPCI-A Episodes of Care

In 2020, we launched our non-BPCI-A Episodes of Care services and began offering program sponsors, including health plans, employers and state government agencies, the analytics, software tools and services necessary to design, launch and administer episodes of care programs outside of the BPCI-A context. This opened new markets and, equally significant, new chronic care episodes to us.

As with our BPCI-A program, we deploy our care coordination resources directly in the field to create the relationship with the local providers that effectively drives process transformation. In addition to the services we provide in the BPCI-A program, we also offer the following services as part of our growing episodes of care business:

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

Industry

Total U.S. healthcare spending exceeded $4.1 trillion in 2020 and we operate in the large market associated with payment for healthcare services. We serve needs of healthcare funding sources including Medicare, Medicaid, employers and private health plans. Signify Health operates in the value-based payment sector of the healthcare industry. We believe value-based payments have grown dramatically over the past ten years and are expected to eventually represent the majority of healthcare spending in the United States according to studies by Health Care Payment Learning & Action Network (“HCP-LAN”) and other research reports by industry analysts, which suggest that approximately 75% of total U.S. health spending is expected to be tied to quality and value by 2025 through the adoption of new payment models focused on value. We believe this will especially be the case as value-based payment models continue to penetrate the commercial insured and self-funded markets. Our leadership position in enabling some of the most significant risk programs has allowed us to invest in and develop differentiated scale and expertise around analytics, technology, networks, and relationships to grow rapidly as demand for services in the value-based payment industry increases over time.

Industry reports estimate the current addressable market for value-based payor programs, such as Medicare Advantage and Medicaid, is at least $300 billion, with 84 million members enrolled in Medicare Advantage and Medicaid Managed Care. Under such payor value-based care programs, payor rates are set based upon overall population risk. Through these arrangements, payors take on risk and need to develop an accurate picture of the health of their patient population in order to receive appropriate funding. Adjusting funding based upon a member’s health helps stabilize payor value-based care programs and incentivizes payors to enroll both healthy and higher cost members. A critical element to developing and understanding the overall health of a patient population is an accurate health evaluation in the home and coding of each individual patient’s health conditions. While the overall cost to perform these activities is a small component of total spending, there is significant value from the resulting data that is captured.

According to HCP-LAN, in 2018, approximately $400 billion of provider spending flowed through value-based payment models, such as bundled payment models, which are alternatives to the traditional fee-for-service payment models. HCP-LAN reported that of this $400 billion, approximately $200 billion of spending was through value-based payment models where providers also assumed potential risk in the event of suboptimal outcomes, as opposed to models where providers only stood to benefit from shared savings without the possibility of bearing downside risk. Under provider value-based care programs, healthcare provider reimbursement is tied to the outcomes and the overall quality of care delivered to patients. Value-based care reimbursement is different from the standard fee-for-service model in that providers are reimbursed based on the financial value of the healthcare services they provide and are rewarded for both efficiency and effectiveness. In order for providers to be able to participate in value-based care models, they need to utilize solutions that can track and report on hospital readmissions, adverse events, population health, patient engagement, and more. They also need tools to help them analyze costs, redesign care and align incentives with other healthcare providers. These solutions are used to organize and finance healthcare delivery around a patient’s episode of care to ensure higher quality outcomes at improved costs.

Competition

The U.S. healthcare industry is highly competitive. We compete primarily in the market associated with payment for healthcare services, where large and small companies are formulating innovative ways to transition the healthcare market to value-based care with an increasing focus on treating individuals within the home. In our Home & Community Services segment, we compete with local and national providers of in-home diagnostic and evaluative services. Our competitors include pure-play companies whose principal business is providing health risk assessments and similar services as well as large payors that have in-house capabilities for performing a portion of their health risk assessments in house. We believe our IHEs offer a more comprehensive visit than traditional health risk assessments provided by our competitors. Among pure-play companies, our primary competitor is Matrix Medical Network, which we believe is the only other pure-play company providing IHEs with national scale. With respect to large payors, most large payors use a variety of different providers for their IHE volume and several large payors service a portion of their total volume with their own in-house capabilities. For example, UnitedHealth has a division called OptumCare, which performs health risk assessments for a portion of the payor’s plan members. As a result, we compete with these in-house capabilities for additional volume. Although large payors, such as UnitedHealth, have more resources than we do, because we focus principally on IHEs and have dedicated significant resources to building the breadth of our national network, we believe we are able to more efficiently perform IHEs than these in-house divisions and we have consistently increased our volume with large payors such as UnitedHealth in recent years.

In our Home & Community Services segment, we also compete for, among other things, physicians, nurse practitioners, physician assistants and other medical and non-medical personnel. In particular, we face significant competition in attracting and retaining qualified providers for our mobile network, in particular from telehealth service providers. However, we believe we remain competitive in recruiting providers given the in-home nature of our business.

In our Episodes of Care Services segment, we compete with healthcare risk management providers, primarily in the BPCI-A space. Our competitors include companies like us that convene (i.e., contract) with CMS on behalf of healthcare providers as well as physician group practices that “self-convene” under BPCI-A, meaning they contract directly with CMS to participate in BPCI-A rather than working through a company like Signify Health. In terms of traditional conveners, we compete with naviHealth (a subsidiary of UnitedHealth), OptumCare, Fusion5 and Archway. The largest self-conveners include Sound Physicians and other large physician group practices. To a lesser extent, we also compete with companies such as Change Healthcare that provide ancillary services to support the BPCI-A management process, such as software for patient tracking or analytics services. Because we provide a full suite of management solutions (e.g. advanced analytics, post-acute network services and technology), we have not faced significant competition to date from these companies, although we may face more intense competition from them in the future.

In the non-BPCI-A episodes of care space, we believe we are one of the only companies offering a comprehensive suite of services and technology solutions to help customers build episode programs and then recruit providers to participate. However, we do compete with companies offering episodes of care or bundled payment consulting services. In this space, we compete primarily with Aver, Cognizant and Cedar Gate.

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

We rely on a combination of trademarks, service marks, copyrights and trade secrets to protect our proprietary technology and other intellectual property. As of December 31, 2021, we exclusively owned 20 trademark applications and registrations in the United States, including for the core Signify Health ® trademark. In addition, we have registered domain names for websites that we use or may use in our business. As of December 31, 2021, we had no issued patents and no pending patent applications anywhere in the world, other than one patent application which we intend to abandon. At present, we do not have patent protection for any of our proprietary technology, including our proprietary software, mobile app or web portal.

Given the rapid pace of technical development, we rely upon trade secrets, confidential know-how and copyrights in software to develop and maintain our competitive position. In order to protect our innovations, we seek to control access to and distribution of our confidential and proprietary information, including our algorithms, source and object code, designs, and business processes, through physical, technical, and administrative security measures and contractual restrictions. We seek to limit access to our confidential and proprietary information on a “need to know” basis and enter into confidentiality and nondisclosure agreements with our employees, consultants, customers and vendors that may receive or otherwise have access to any confidential or proprietary information.
Government Regulation

Our operations and those of the providers we employ and contract with are subject to extensive federal, state and local governmental laws and regulations. These laws and regulations require us to meet various standards relating to, among other things, billing and coding for services and reports to government payment programs; quality of equipment and services; dispensing of pharmaceuticals; personnel qualifications; licensure, certification, and enrollment with government programs; maintenance and interoperability of health-related and medical records; privacy and security of health-related and personal information; communication with patients and consumers; and quality assurance programs.

We expect that our industry will continue to be subject to substantial regulation, the scope and effect of which are difficult to predict. Our activities could be subject to investigations, audits and inquiries by various government and regulatory agencies and private members and payors with whom we contract in the future. See “Item 1A. Risk factors—Risks related to governmental regulation.”

Medicare, Medicare Advantage, Medicaid, Bundled Payment Initiatives and ACOs

Medicare

Medicare is a federal program available to individuals age 65 or over, and certain other individuals, that generally provides healthcare benefits that cover, within prescribed limits, the major costs of most medically necessary care for such individuals, subject to certain deductibles and copayments. CMS administers the Medicare program through various contractors.

CMS has established guidelines for the coverage and reimbursement of products and procedures by Medicare. In general, to be reimbursed by Medicare, a healthcare procedure furnished to a Medicare beneficiary must be reasonable and necessary for the diagnosis or treatment of an illness or injury, or to improve the functioning of a malformed body part. The methodology for determining coverage status and the amount of Medicare reimbursement varies based upon, among other factors, the setting in which a Medicare beneficiary received healthcare products and services. Medicare coverage and reimbursement is subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, interpretations of policy, intermediary determinations, and government funding restrictions, any of which may materially increase or decrease the reimbursement received by healthcare providers. Any changes in federal legislation, regulations and policy affecting the Medicare program and entities with which we contract could have a material effect on our performance.

Medicare Advantage

Under the Medicare Advantage program, also known as Medicare Part C, the federal government contracts with private health insurers to provide members with Medicare Part A, Part B and Part D benefits. In addition, Medicare Advantage Plans may choose to offer supplemental benefits and impose higher premiums and plan costs on beneficiaries. Generally, supplemental benefits must be primarily health related, a definition that may include certain nonmedical services. For beneficiaries with chronic illnesses, Medicare Advantage plans may also offer special supplemental benefits that are not primarily health related but that can improve or maintain the health or overall function of enrollees, giving plans greater flexibility to provide benefits that address social determinants of health.

Medicare Advantage plans can be structured as Health Maintenance Organizations (“HMOs”), Preferred Provider Organizations (“PPOs”) or private FFS plans. Medicare beneficiaries that choose to participate in Medicare Advantage choose which health plan through which to receive their Medicare coverage. To assist beneficiaries with plan selection, CMS maintains a five-star quality rating system. Using this system, CMS publishes Star Ratings based on a variety of quality, patient experience and performance measures for health plans on an annual basis. These ratings are based on data gathered from a variety of sources, including HEDIS, the Consumer Assessment of Healthcare Providers and Systems program, the Medicare Health Outcome Survey, the Medicare Prescription Drug Program and CMS administrative data. CMS updates its rating methodology annually. According to CMS, over one-third of all Medicare enrollees participate in Medicare Advantage plans.

CMS generally pays health insurance plans that participate in the Medicare Advantage program on a per enrollee basis. Medicare Advantage plans submit bids to CMS for their estimated cost of Medicare Part A and B benefits for an average enrollee, and CMS compares the bids against benchmarks, which are determined based on projected average spending for beneficiaries in traditional Medicare, and which may be adjusted based on the Medicare Advantage plan’s star rating. Payments to Medicare Advantage plans are risk adjusted based on the health status and other characteristics of enrollees. Plans with higher average risk scores receive higher Medicare payments, since their enrollees are expected to incur higher costs. The IHEs that we provide for our health plan customers may be used, in part, to support risk adjustment factor (“RAF”) scores attributable to the Medicare Advantage plan members and, thus, payment adjustments made by CMS. RAF scores are central to payment under Medicare Advantage programs in which our customers participate. CMS routinely adjusts the RAF and the monetary “coefficient” values associated with diseases that our customers manage in their member populations.

CMS audits Medicare Advantage plans for documentation to support RAF-related payments for members chosen at random. Such audits may result in payment adjustments to a Medicare Advantage plan, including extrapolation across the entire contract. Our health plan customers may seek to hold us liable for penalties owed to CMS for the plan’s submission of inaccurate or unsupportable RAF scores based on information provided by us. In addition, the government or a whistleblower could assert that our errors caused our health plan customers to submit false claims to CMS, which could subject us to liability under the federal False Claims Act (“FCA”) if the government could prove the elements of an FCA claim.

Medicare Sequestration

Beginning in 2013, Medicare reimbursement has been reduced due to the Budget Control Act of 2011, which requires across-the-board spending cuts to the federal budget, also known as sequestration. These sequestration cuts include reductions in payments for Medicare and other federally funded healthcare programs. The Medicare spending cuts required by the Budget Control Act of 2011 may not be more than 2% for a fiscal year. The

Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and related legislation have temporarily suspended these reductions through March 31, 2022, and reduced the sequestration adjustment from 2% to 1% from April 1 through June 30, 2022, but also extended the reductions through 2030 and increased the reductions set for 2030. In addition, the American Rescue Plan Act of 2021 (“ARPA”) increased the federal budget deficit in a manner that triggers an additional sequestration mandated under the Pay As You Go Act of 2010. As a result, a further payment reduction of up to 4% was required to take effect in January 2022. However, Congress has delayed implementation of this payment reduction until 2023.

Medicaid

Medicaid programs provide medical assistance benefits to qualifying (typically low income or medically needy) persons. Medicaid programs are funded jointly by the federal government and the states and are administered by states under approved plans. Most state Medicaid program payments are made under a prospective payment system (“PPS”) or are based on negotiated payment levels. Medicaid reimbursement is often less than a healthcare provider’s cost of services.

The Patient Protection and Affordable Care Act, as amended by the Health Care Education and Reconciliation Act of 2010 (collectively, the “ACA”), requires states to expand Medicaid coverage to all individuals under age 65 with incomes effectively at or below 138% of the federal poverty level. However, states may opt out of the expansion without losing existing federal Medicaid funding. Some states have opted out of the Medicaid expansion. Other states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards.

Because most state governments must operate with balanced budgets and because the Medicaid program is often the state’s largest program, many states have adopted, or are considering, legislation designed to reduce their Medicaid expenditures. Outside of the government response to the COVID-19 pandemic, budgetary pressures have, in recent years, resulted and likely will continue to result in decreased spending, or decreased spending growth, for Medicaid programs in many states. Many states have adopted, or are considering, legislation designed to reduce coverage, enroll Medicaid recipients in managed care programs and/or impose additional taxes on healthcare providers to help finance or expand the states’ Medicaid systems. The prior presidential administration increased state flexibility in the administration of Medicaid programs, including by allowing states to condition enrollment on work or other community engagement. However, the current presidential administration issued an executive order directing agencies to re-examine measures that reduce health insurance coverage or undermine Medicaid programs, and the administration has rescinded approvals of waivers for work and community engagement requirements

Federal funds under the Medicaid program may not be used to reimburse healthcare providers for treatment of certain provider-preventable conditions. Each state Medicaid program must deny payments to healthcare providers for the treatment of healthcare-acquired conditions designated by CMS as well as other provider-preventable conditions that may be designated by the state.

Congress has expanded the federal government’s involvement in fighting fraud, waste and abuse in the Medicaid program through the Medicaid Integrity Program. CMS employs Unified Program Integrity Contractors (“UPICs”) to perform post-payment audits of Medicaid claims, identify overpayments, and perform other program integrity activities. The UPICs collaborate with states and coordinate healthcare provider investigations across the Medicare and Medicaid programs. In addition, state Medicaid agencies are required to establish Medicaid Recovery Audit Contractor (“RAC”) programs. These programs vary by state in design and operation.

Bundled Payment Initiatives

The CMS Innovation Center is responsible for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for healthcare that create savings under the Medicare and Medicaid programs, while improving quality of care. For example, healthcare providers participating in bundled payment initiatives agree to be responsible for the costs of services provided to Medicare patients experiencing certain medical conditions which trigger an episode of care, accepting accountability for costs and quality of care. By rewarding healthcare providers for increasing quality and reducing costs and penalizing healthcare providers if costs exceed a set amount, these models are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program. Healthcare providers may receive incentive payments or owe repayments to CMS depending on whether overall CMS spending per episode falls below or exceeds a target specified by CMS and whether quality standards are met.

The CMS Innovation Center has implemented bundled payment models, including the BPCI-A program, which is voluntary and expected to run through December 2023. Participation in bundled payment programs is generally voluntary, but has required healthcare providers in selected geographic areas to participate in a mandatory bundled program for specified orthopedic procedures, the Comprehensive Care for Joint Replacement (“CJR”) model, which is scheduled to run through December 2024. In addition, as of January 1, 2021, CMS began requiring certain hospitals to participate in a bundled payment initiative for end-stage renal disease treatment. CMS had also indicated that it plans to require certain hospitals to participate in a radiation oncology model beginning as early as January 1, 2023.

In October 2021, the CMS Innovation Center published an outline of its strategy for the next decade, noting the need to accelerate the movement to value-based care and drive broader system transformation. By 2030, the CMS Innovation Center aims to have all fee-for-service Medicare beneficiaries and most Medicaid beneficiaries in a care relationship with accountability for quality and total cost of care. CMS also indicated it will streamline its payment model portfolio and consider how to ensure broad provider participation, including by implementing more mandatory models. Moreover, several private third-party payers are increasingly employing alternative payment models, which may increasingly shift financial risk to healthcare providers.

Accountable Care Organizations and Bundled Payment Initiatives

An Accountable Care Organization (“ACO”) is a network of healthcare providers and suppliers that work together to invest in infrastructure and redesign delivery processes to attempt to achieve high quality and efficient delivery of services. Promoting accountability and coordination of care, ACOs are intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by the U.S. Department of Health and Human Services (“HHS”) are eligible to share in a portion of the amounts saved by the Medicare program. There are several types of ACO programs, including the Medicare Shared Savings Program.

Fraud and Abuse

Participation in federal healthcare programs, including Medicare and Medicaid, is heavily regulated by federal statute and regulation. A variety of laws govern various aspects of our business relationships and our relationships with physicians and others who either refer or may influence the referral of patients or certain business or are the recipients of such referrals. These laws include, but are not limited to, the FCA, federal Anti-Kickback Statute (“AKS”), the federal Physician Self-Referral Law (“Stark Law”), the Civil Monetary Penalties Statute, other federal civil and criminal fraud and abuse laws and similar state laws. We have carefully structured our arrangements in accordance with applicable guidance and endeavor to be in compliance with all the fraud and abuse laws. However, there can be no assurance that regulatory authorities enforcing these laws will determine our arrangements are compliant. If any of our business transactions or arrangements are found to violate these laws, we may be subject to criminal and/or civil penalties and it may be necessary to restructure existing business arrangements. Any findings that we have violated these laws could have a material adverse impact on our business, results of operations, financial condition, cash flows, reputation and stock price. Even an unsuccessful challenge to our activities could result in adverse publicity and could require a costly response from and defense or settlement by us.

Federal Anti-Kickback Statute

The AKS prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made in whole or in part under federal healthcare programs, such as Medicare and Medicaid. Some court decisions have held that the statute may be violated even if only one purpose of remuneration is to induce referrals. By statute, actual knowledge of the AKS or specific intent to violate the law is not required in order to engage in prohibited conduct.

Federal criminal penalties for the violation of the AKS include imprisonment, fines and exclusion from future involvement with federal healthcare programs, including Medicare and Medicaid. Violations of the AKS are punishable by imprisonment for up to ten years, fines of up to $100,000 per kickback or both. Larger fines can be imposed upon corporations under the provisions of the U.S. Sentencing Guidelines and the Alternate Fines Statute. Individuals and entities convicted of violating the AKS are subject to mandatory exclusion from participation in Medicare, Medicaid and other federal healthcare programs for a minimum of five years. Civil penalties for violation of the AKS include substantial civil monetary penalties per violation that are subject to annual adjustment based on updates to the consumer price index, payments of up to three times the total payments between the parties to the arrangement and suspension from future participation in Medicare and Medicaid. In addition, any claims for items or services resulting from a violation of the AKS are considered false or fraudulent for purposes of the FCA.

The AKS includes statutory exceptions and regulatory safe harbors that protect certain arrangements. These exceptions and safe harbors are voluntary. Business transactions and arrangements that are structured to comply fully with an applicable safe harbor do not violate the AKS. However, transactions and arrangements that do not satisfy all elements of a relevant safe harbor do not necessarily violate the law. When an arrangement does not satisfy a safe harbor, the arrangement must be evaluated on a case-by-case basis in light of the intent of the parties and the arrangement’s potential for abuse.

Amongst the exceptions and safe harbors to the AKS that are relevant to our business is the eligible managed care organization (“EMCO”) safe harbor. It provides protection to certain arrangements between Medicare Advantage plans and other EMCOs and first tier contractors or between first tier contractors and downstream contractors or between two downstream contractors. The EMCO safe harbor is premised on the view that many managed care arrangements do not present the same risks of overutilization or increased federal healthcare program costs that can exist with certain fee-for-service payment arrangements. Key to safe harbor protection for certain arrangements under the EMCO safe harbor is that payments not be tied to business outside the EMCO arrangement and that costs to federal healthcare programs not be inappropriately increased or shifted. As noted above, failure to fully satisfy a safe harbor does not make an arrangement illegal. Instead, the arrangement must be evaluated on a case-by-case basis in light of the intent of the parties and the arrangement’s potential for abuse.

Our episodes of care programs involve a number of arrangements that potentially implicate the AKS because they may involve payments intended to influence behavior relative to Medicare and other federal healthcare program beneficiaries, including risk sharing and “gainsharing” arrangements. While there is no fixed definition of a gainsharing arrangement, the term typically refers to an arrangement in which a share of cost savings for patient care attributable in part to a physician’s efforts are shared with the physician. The OIG has recognized that there are legitimate interests in enlisting physicians in efforts to reduce unnecessary costs from the healthcare system and, if appropriately structured, such gainsharing arrangements should not violate the AKS. With respect to BPCI-A and other CMS innovation models in which we may participate, the OIG and CMS jointly issued waivers of the AKS and certain other fraud and abuse laws. However, with respect to our non-BPCI-A Episodes of Care program and any other episode of care programs in which we may participate, there are no fraud and abuse waivers that are directly applicable. Effective in early 2021, CMS and OIG, as part of their so-called regulatory sprint to coordinated care, established new safe harbors that protect certain value-based arrangements. We continue to assess how these new safe harbors may apply to both new and existing programs.

Stark Law

The Stark Law prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing “designated health services” (“DHS”) from referring Medicare patients to such entities for the furnishing of DHS, unless an exception applies. The Stark Law prohibits any entity providing DHS that has received a prohibited referral from presenting, or causing to be presented, a claim or billing for the services arising out of the prohibited referral. Similarly, the Stark Law prohibits an entity from “furnishing” DHS to another entity with which it has a financial relationship when that entity bills for the service. The prohibition applies regardless of the reasons for the financial relationship and the referral. Unlike the AKS, the Stark Law is a strict liability statute where unlawful intent need not be demonstrated. Although uncertainty exists, federal agencies and some courts have taken the position that the Stark Law also applies to Medicaid.

DHS is defined to include clinical laboratory services; physical therapy services; occupational therapy services; radiology services including magnetic resonance imaging; computerized axial tomography scans; and ultrasound services; radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients; equipment and supplies; prosthetics, orthotics and prosthetic devices and supplies; home health services; outpatient prescription drugs; inpatient and outpatient hospital services; and outpatient speech-language pathology services. The definition of DHS under the Stark Law does not include outpatient physician services. Since many services furnished to Medicare beneficiaries provided through our programs are outpatient physician services, our services do not always implicate the Stark Law referral prohibition. However, certain services we may provide, including certain diagnostic testing, may be considered DHS.

The types of financial arrangements between a physician and an entity providing DHS that trigger the self-referral prohibitions of the Stark Law are broad and include direct and indirect ownership and investment interests and compensation arrangements.

If the Stark Law is implicated, the financial relationship must fully satisfy a Stark Law exception. If an exception is not satisfied, then the parties to the arrangement could be subject to sanctions. Sanctions for violation of the Stark Law include denial of payment for claims for services provided in violation of the prohibition, and substantial civil monetary penalties per claim submitted and exclusion from the federal healthcare programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the FCA. The statute also provides for a penalty for a circumvention scheme. Civil monetary penalties are adjusted annually based on updates to the consumer price index.

Our episode of care programs involve a number of arrangements that potentially implicate the Stark Law because they may involve payments between a physician and an entity providing DHS in connection with Medicare patients, including risk sharing and gainsharing arrangements. With respect to BPCI-A and other CMS innovation models in which we may participate, the OIG and CMS jointly issued waivers of the Stark Law. With respect to our non-BPCI-A Episodes of Care program and any other episode of care programs in which we may participate, there are no fraud and abuse waivers that are directly applicable. Effective in early 2021, CMS established new exceptions to the Stark Law that protect certain value-based arrangements. We continue to assess how these new exceptions may apply to both new and existing programs.

The False Claims Act

The FCA is the government’s primary means of policing false claims for payment in the healthcare delivery system. The FCA imposes treble damages and per claim penalties on any “person” (including an individual, organization or company) who, among other acts:

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

The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare, Medicaid and other federal and state healthcare programs, including but not limited to coding errors, billing for services not rendered, the submission of false cost or other reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code, billing for care that is not considered medically necessary and intentionally reporting of inaccurate risk-adjusted diagnostic codes to Medicare Advantage plans. Claims that result from a violation of the AKS are deemed by statute to be false for purposes of the FCA. Some courts have held that filing claims or failing to refund amounts collected in violation of the Stark Law can form the basis for liability under the FCA. False claims under the FCA also include the knowing and improper failure to report and refund amounts owed to the government in a timely manner following proper identification of an overpayment.

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

The penalties for a violation of the FCA include up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim, plus substantial civil monetary for each separate false claim. The civil monetary are adjusted annually based on updates to the consumer price index. Beyond civil enforcement under the FCA, the federal government can use several criminal statutes to prosecute individuals or entities that are alleged to have submitted false or fraudulent claims for payment to the federal government.

State fraud and abuse laws

Some states have laws prohibiting physicians and other healthcare providers from having financial interests in or with healthcare facilities to which they refer patients. A number of states also have laws similar to or stricter than the AKS that may affect our ability to enter into financial relationships with certain entities or individuals. Some state anti-kickback laws also include civil and criminal penalties. Some of these laws include exemptions that may be applicable to our business. Others, however, may not include explicit exemption for certain aspects of our business. We carefully structure our arrangements to comply with applicable state fraud and abuse laws.

Similarly, states have beneficiary inducement prohibitions and consumer protection laws that may be triggered by the offering of inducements, incentives and other forms of remuneration to patients and prospective patients. Violations range from civil to criminal and could have a material adverse effect on our business, results of operations and financial condition.

In addition, various states in which we operate have adopted their own analogs of the FCA. States are becoming increasingly active in using their false claims laws to police alleged healthcare fraud, particularly with regard to Medicaid fee-for-service and Managed Medicaid programs

Civil Monetary Penalties Statute

The Civil Monetary Penalties Statute authorizes the imposition of civil monetary penalties, assessments and exclusion against an individual or entity based on a variety of prohibited conduct, including, but not limited to:

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
•making or causing to be made any false statement, omission or misrepresentation of a material fact in any application, bid or contract to participate or enroll as a provider of healthcare services or a supplier under a federal healthcare program, including Medicare Advantage Organizations (“MAOs”) and entities that apply to participate as healthcare providers of services or suppliers in such managed care organizations and such plans; and
•failing to report and return an overpayment owed to the federal government.

Substantial civil monetary penalties may be imposed under the federal Civil Monetary Penalty Statute and may vary depending on the underlying violation. In addition, an assessment of not more than three times the total amount claimed for each item or service may apply and a violator may be subject to exclusion from federal healthcare programs.

Our episodes of care programs involve a number of arrangements that potentially implicate aspects of the Civil Monetary Penalties Statute because they may involve payments intended to influence behavior of physicians relative to Medicare and other federal healthcare program beneficiaries, including risk sharing and gainsharing arrangements. Such arrangements could be viewed as implicating the AKS or the prohibition against hospitals making payments to physicians to reduce or limit medically necessary services to Medicare or Medicaid patients under their direct care. With respect to BPCI-A and other CMS innovation models in which we may participate, the OIG and CMS jointly issued waivers of the Civil Monetary Penalties Statute.

With respect to our non-BPCI-A Episodes of Care program and any other episode of care programs in which we may participate, there are no fraud and abuse waivers that are directly applicable. There are, however, new exceptions to the Civil Monetary Penalties Statue that protect certain value-based arrangements. We continue to assess how these new exceptions and safe harbors may apply to both new and existing programs.

We could be exposed to a wide range of other allegations involving the federal Civil Monetary Penalty Statute. We perform checks on our providers, healthcare provider organizations, and certain affiliates and vendors using government databases to confirm that these individuals have not been excluded from federal programs. However, should an individual or entity become excluded and we fail to detect it, a federal agency could require us to refund amounts attributable to all claims or services performed by or sufficiently linked to an excluded individual or entity. Thus, we cannot foreclose the possibility that we will face allegations subject to the Civil Monetary Penalty Statute with the potential for a material adverse impact on our business, results of operations and financial condition.

State corporate practice of medicine and fee splitting laws

We are subject to various state laws, regulations and legal and administrative decisions that restrict the corporate practice of medicine and fee splitting. The corporate practice of medicine doctrine generally prohibits corporate entities from practicing medicine or employing physicians (and, in some cases, other providers) to provide professional medical services. The doctrine reflects a variety of historical public policy concerns, including concerns that (a) allowing corporations to practice medicine or employ physicians will result in the commercialization of the practice of medicine, (b) a corporation’s obligation to its shareholders may not align with a physician’s obligation to his/her patients and (c) employment of a physician by a corporation may interfere with the physician’s independent medical judgment. While many states have some form of the corporate practice of medicine doctrine, the scope and enforcement varies widely. In those states where the doctrine exists, it typically arises from the state’s medical practice act, but has been shaped over the years by state statutes, regulations, court decisions, attorney general opinions and actions by state medical licensing boards.

Historically, the medical profession has recognized an ethical prohibition against physicians (and often other providers) paying professional peers and others for referrals and fee splitting. Fee splitting generally occurs when a physician splits part of the professional fee earned from treating a referred patient with the source of the referral. Among the public policy harms that have been cited in support of fee splitting prohibitions are (a) unnecessary medical services, and (b) incompetent specialists. In response to these legitimate concerns, many states have adopted prohibitions against fee splitting. States have taken a variety of legislative approaches to fee splitting, from near complete bans, to bans with various exceptions, to no prohibition at all. Some of the prohibitions, have a broad reach and also prohibit otherwise legitimate business relationships with entities that are not healthcare providers, such as billing agencies or management companies.

Legal structures have been developed to comply with various state corporate practice of medicine and fee splitting laws. The “captive” or “friendly” professional corporation model allows a legal entity (typically a professional corporation or professional limited liability company) whose shareholders are all physicians to employ the physicians (and other providers). The physician entity then contracts with a corporate entity referred to as a management services organization (“MSO”) to provide various management services. The physician entity is kept “friendly” through a stock transfer restriction agreement and/or other relationship between the MSO and the physician owners of the professional corporation. The fees under the management services arrangement must be carefully structured to comply with state fee splitting laws, which in some states may prohibit percentage-based fees.

Provider licensure and telehealth laws

We utilize the services of a variety of providers, including physicians, nurse practitioners, physician assistants, pharmacists and nurses, among others. States generally require providers providing professional healthcare services, whether in person or via telehealth, to a patient residing within the state to be licensed in that state. States have established a variety of licensing and other regulatory requirements around the provision of telehealth services. These requirements vary from state to state. Many states require notification of certain material events be provided to the applicable licensing agency. We have established systems for ensuring that our providers are appropriately licensed under applicable state law and that their provision of telehealth to patients with whom we interact occurs in compliance with applicable laws and regulations. Failure to comply with these laws and regulations could result in licensure actions against the providers as well as civil, criminal or administrative penalties against the providers and/or entities engaging the services of the provider.

Privacy and security

We are subject to federal and state laws and regulations that are designed to protect the uses and disclosures of certain types of individually identifiable data. These include the federal regulations promulgated under the authority of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) that require us to provide certain protections to individuals and their health information. Further all 50 states and certain territories maintain additional laws regulating the privacy and security of personally identifiable information (“PII”). The HIPAA privacy and security regulations extensively regulate the use and disclosure of protected health information (“PHI”) and require covered entities, which include healthcare providers and health plans, and their business associates to implement and maintain administrative, physical and technical safeguards to protect the security of such information. Additional security requirements apply to electronic PHI. These regulations also provide individuals with substantive rights with respect to their health information. As we look to expand our workforce into Ireland, we may also be subject to international data protection regulations related to the collection, transmission, storage and use of employee data. For example, the General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018, imposes strict compliance obligations on the collection, use, retention, security, processing, transfer and deletion of PII and creates enhanced rights for individuals.

The HIPAA privacy and security regulations also require us to enter into written agreements with our covered entity customers and our subcontractors, also known as business associates, to whom we disclose PHI. Covered entities may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. Business associates are also directly subject to liability under certain HIPAA privacy and security regulations and may be found liable for the violations of their agents.

HIPAA requires covered entities to notify affected individuals of breaches of unsecured PHI without unreasonable delay but no later than 60 days after discovery of the breach. If a business associate is acting as an agent of a covered entity, then the covered entity must provide the required notifications to individuals based on the time when the business associate discovered the breach. Reporting must also be made to the HHS Office for Civil Rights (“OCR”) and, for breaches of unsecured PHI involving more than 500 residents of a state or jurisdiction, to the media. Impermissible uses or disclosures of unsecured PHI are presumed to be breaches unless the covered entity or business associate establishes that there is a low probability the PHI has been compromised. Various state laws and regulations may also require us to notify affected individuals and the state regulators in the event of a data breach involving personal information without regard to the probability of the information being compromised. State laws and standard practice often provide for shorter data breach reporting timelines than required by HIPAA.

Violations of the HIPAA privacy and security regulations may result in criminal penalties and in substantial civil penalties per violation. The civil penalties are adjusted annually based on updates to the consumer price index. OCR is required to perform compliance audits and investigates HIPAA compliance in response to complaints and reports of breaches. In addition to enforcement by OCR, state attorneys general are authorized to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. OCR may resolve HIPAA violations through informal means, such as allowing a covered entity to implement a corrective action plan, but OCR has the discretion to move directly to impose monetary penalties and is required to impose penalties for violations resulting from willful neglect. There can be no assurance that we will not be the subject of an investigation (arising out of a reportable breach incident, audit or otherwise) alleging noncompliance with HIPAA regulations in our maintenance of PHI.

In addition to HIPAA, numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, creation, receipt, transmission, storage, and other processing of medical information and other types of PII. Privacy and data security statutes and regulations vary from state to state, and these laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules. These laws and regulations protect data pertaining to specific conditions, such as substance use disorder, HIV/AIDS, genetic disorders, and mental and behavioral health. Under the CARES Act Congress made significant modifications to the authorizing statute for the regulations that regulate the confidentiality of substance use disorder data, known as the “Part 2 Regulations.” The CAREs Act changes significantly align the statutory requirements more closely with the HIPAA privacy rule. The law directs the Secretary of HHS to revise the Part 2 Regulations to align with the statutory changes, but the regulations have not yet been published.

Government regulators, privacy advocates and class action attorneys are also increasingly scrutinizing how companies collect, process, use, store, share and transmit other types of personal data. For example, the California Consumer Privacy Act of 2018 (“CCPA”), which went into effect on January 1, 2020, and which will be significantly modified by the California Privacy Rights Act (“CPRA”), which will become fully effective on January 1, 2023, applies broadly to information that identifies or is associated with any California household or individual, and requires that we implement several operational changes, including processes to respond to individuals’ requests regarding their personal information. The CPRA also creates a new enforcement agency to enforce the CCPA and CPRA and imposes additional requirements, including privacy risk assessments, audits and vendor contractual requirements for data sharing, license and access arrangements. The CCPA and CPRA provide for civil penalties for violations and allow private rights of action for data breaches. Virginia and Colorado have also passed comprehensive privacy legislation, and several other states, as well as federal lawmakers, have proposed additional consumer privacy legislation. The complex, dynamic legal landscape regarding privacy, data protection and information security creates significant compliance challenges for us, potentially restricts our ability to collect, use and disclose data, and exposes us to additional expense, and, if we cannot comply with applicable laws in a timely manner or at all, adverse publicity, harm to our reputation, and liability.

Telecommunications and telemarketing laws

Our marketing and communications activities may be subject to a variety of federal and state laws that regulate telecommunications and telemarketing activities, including the following.

The Telephone Consumer Protection Act (“TCPA”) places restrictions on making certain telemarketing calls, non-telemarketing calls, faxes, and SMS text messages to consumers. Prior express consent of consumers may be required to override certain activities prohibited under the TCPA. The scope and interpretation of the TCPA, and other laws that are or may be applicable to making calls and delivering SMS text messages to consumers, are continuously evolving and developing. TCPA violations may be subject to penalties of $500 per violation and $1,500 for each willful or knowing violation. Recent expansion of the law through the Telephone Robocall Abuse Criminal Enforcement and Deterrence (“TRACED”) Act expanded the authority of the Federal Communications Commission (“FCC”) to impose civil penalties of up to $10,000 per call for intentional violations of federal robocall laws and increased the time period that the FCC can take action against those who intentionally violate federal law to four years. This penalty is in addition to other penalties for TCPA violations.

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

While we strive to adhere to strict policies and procedures that comply with such laws and regulations, our interpretation of these laws and regulations or our implementation of our policies and procedures may be subjected to challenge through class action lawsuits or regulatory actions which could subject us to penalties and other consequences for noncompliance. Determination by a court or regulatory agency that our marketing and communications practices violate communications privacy laws could subject us to civil penalties and could require us to change some portions of our business. Even an unsuccessful challenge to our activities could result in adverse publicity and could require a costly response from and defense or settlement by us.

Healthcare reform

The healthcare industry is subject to changing political, regulatory, and other influences, along with various scientific and technological innovations. In recent years, the U.S. Congress and certain state legislatures have passed and implemented a large number of laws and regulations intended to effect significant change within the U.S. healthcare system, including the ACA. The ACA affects how healthcare services are covered, delivered, and reimbursed through expanded health insurance coverage, reduced growth in Medicare program spending, and the establishment of programs that tie reimbursement to quality and integration. A number of ACA provisions impacted and continue to impact our business and operations. More broadly, we are unable to predict how employers, private payors or persons buying insurance might react to healthcare reform legislation, whether already enacted or enacted in the future.

The ACA has been subject to legislative and regulatory changes. For example, effective January 1, 2019, the financial penalty associated with the ACA’s individual mandate that most individuals enroll in a qualifying health insurance plan was eliminated. This change resulted in legal challenges to the constitutionality of the individual mandate and validity of the Affordable Care Act as a whole. However, in June 2021, the U.S. Supreme Court determined that the plaintiffs lacked standing, allowing the law to remain in place. Nonetheless, the elimination of the individual mandate penalty and other changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased.

The current presidential administration has indicated that it generally intends to protect and strengthen the ACA and Medicaid programs. For example, in January 2021, President Biden issued an executive order that instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to health insurance coverage. In a final rule published in September 2021, HHS extended the annual open enrollment period for coverage through federal marketplaces and granted state exchanges flexibility to lengthen their open enrollment periods.

There is uncertainty regarding the ongoing net effect of the ACA due to the potential for continued changes to the law’s implementation and its interpretation by government agencies and courts. There is also uncertainty regarding the potential impact of other health reform efforts at the federal and state levels. For example, some members of Congress have proposed measures that would expand government-sponsored health insurance coverage, including single-payor models, and some states have implemented or are considering public health insurance options. Legislative and executive branch efforts related to healthcare reform could result in increased prices for consumers purchasing health insurance coverage, or destabilize insurance markets, among other effects.

While there may be significant changes to the healthcare environment in the future, the specific changes and their timing are not yet apparent. As a result, there is considerable uncertainty regarding the current healthcare marketplace and the future of healthcare reform. Future elections may create conditions for Congress to adopt new federal coverage programs that may disrupt our current revenue streams both from payors and other government programs.

It is possible that future legislative or regulatory changes could lower our reimbursement rates, increase our expenses, require us to modify certain aspects of our operations, or otherwise adversely affect our business, results of operations or financial condition.

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

Federal and state law also governs the storage, handling and dispensing of controlled substances. For example, the Prescription Drug Marketing Act governs the distribution of drug samples. Any allegations or findings that we or our provider partners have violated any of these laws or regulations could result in criminal or civil liability, including significant monetary fines, which could have a material adverse impact on our business, results of operations and financial condition.
Employees and Human Capital

Our success depends on our ability to attract, retain and motivate highly qualified personnel. As of December 31, 2021, we had approximately 2,300 employees, of which approximately 2,200 employees were full time. Our employees are based at our offices located in Norwalk, CT, Dallas, TX, New York, NY, Rapid City, SD and Deerfield, FL or are full-time remote. We also had over 10,000 credentialed physicians and nurse practitioners and other providers within our mobile network that we contract with on an independent contractor basis, either directly or through captive professional affiliates. These credentialed physicians and nurse practitioners form a mobile network of practitioners located all over the country. We consider our relationship with our independent contractors and employees to be positive. None of our employees are represented by a labor union or party to a collective bargaining agreement.

We strive to foster an innovative culture as we further build our business and expand our products and services, and we view our human capital-related initiatives as an ongoing priority. Such initiatives include: (i) implementing a robust talent acquisition approach, including competitive pay and benefits, (ii) implementing our Diversity, Equity and Inclusion initiative and Spirit of Signify programs to promote diversity and foster a sense of connection and community throughout our Company, (iii) offering an array of learning and development opportunities, including live programs and online courses through our learning management system and (iv) conducting annual employee engagement surveys and developing action plans based on the survey outcomes.
Customers

Our customers consist primarily of health plans and providers and, to a lesser extent, state and government agencies, employers and other risk-bearing entities. Revenue from our top ten customers across our segments accounted for approximately 78% of our total revenue for the year ended December 31, 2021.

In our Home & Community Services segment, our customers are primarily Medicare Advantage health plans and managed Medicaid organizations. We currently serve 58 health plans in the United States, including 24 of the 50 largest Medicare Advantage plans. In 2021, each of our three largest customers in this segment represented more than 10% of our total revenue.

In our Episodes of Care Services segment, we serve a variety of customers. All of our direct contracts to participate in the BPCI-A program are with CMS. Our customers for BPCI-A management services are primarily providers, including healthcare provider organizations. Within our emerging businesses, our ACO management services are directed at ACOs participating in CMS’ Medicare Shared Savings Program; our non-BPCI-A Episodes of Care solution is directed at health plans, employers, state and government agencies and providers looking to launch programs centered around care redesign; our TTH services are offered to providers participating in the BPCI-A program; and our Complex Care Management business serves health plans.

Initial Public Offering and Internal Reorganization

On February 16, 2021, we completed our initial public offering (the “IPO”) of 27,025,000 shares of Class A common stock, $0.01 par value per share, at an offering price of $24.00 per share for net proceeds of $609.7 million. The shares began trading on the New York Stock Exchange (the “NYSE”) on February 11, 2021 under the symbol “SGFY.

We were incorporated in the state of Delaware on October 1, 2020, and were formed for the purpose of completing the IPO and related transactions in order to carry on the business of Cure TopCo, LLC (“Cure TopCo”)

as a publicly-traded entity. In connection with the IPO, we entered into a series of transactions with Cure TopCo to implement an internal reorganization (the “Reorganization Transactions”) as follows:

•Our amended and restated certificate of incorporation authorized the issuance of two classes of common stock: Class A common stock and Class B common stock (collectively, our “common stock”);
•Cure TopCo entered into the Amended LLC Agreement to, among other things, appoint us as the sole managing member of Cure TopCo and to modify Cure TopCo’s capital structure to reclassify the equity interests into a single class of LLC units (the “LLC Units”). Under the Amended LLC Agreement, holders of LLC Units (other than us and our wholly owned subsidiaries), including each Pre-IPO LLC Member who retained its equity ownership in Cure TopCo in the form of LLC Units immediately following the Reorganization Transactions (each a “Continuing Pre-IPO LLC Member”), have the right (subject to the terms of the Amended LLC Agreement), to require Cure TopCo to redeem all or a portion of their LLC Units for, at our election, newly issued shares of Class A common stock on a one-for-one basis or a cash payment equal to the volume-weighted average market price of one share of our Class A common stock for each LLC Unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications) in accordance with the terms of the Amended LLC Agreement. Additionally, in the event of a redemption request from a holder of LLC Units, we may, at our option, effect a direct exchange of cash or Class A common stock for LLC Units in lieu of such a redemption. Shares of Class B common stock will be cancelled on a one-for-one basis if we, following a redemption request from a holder of LLC Units, redeem or exchange LLC Units of such holder pursuant to the terms of the Amended LLC Agreement. Except for transfers to us or to certain permitted transferees pursuant to the Amended LLC Agreement, the LLC Units and corresponding shares of Class B common stock may not be sold, transferred or otherwise disposed of;
•We acquired, directly and indirectly, LLC Units through (i) the contribution of LLC Units in exchange for shares of Class A common stock by New Mountain Partners V (AIV-C), LP (the “IPO Contribution”) and (ii) the “Mergers,” in which certain entities treated as corporations for U.S. tax purposes that held LLC Units (individually, a “Blocker Company” and together, the “Blocker Companies”) each simultaneously merged with a merger subsidiary created by us (and survived such merger as a wholly owned subsidiary of Signify Health), after which each Blocker Company immediately merged into Signify Health (with each such merger into Signify Health having occurred simultaneously);
•Each Continuing Pre-IPO LLC Member was issued a number of shares of our Class B common stock equal to the number of LLC Units held by such Continuing Pre-IPO LLC Member, except in the case of Cure Aggregator, LLC (“Cure Aggregator”). Cure Aggregator is a special purpose investment vehicle through which certain members of Cure TopCo, primarily our employees and certain legacy investors, indirectly hold interests in Cure TopCo. Cure Aggregator holds LLC Units on behalf of such members on a one-for-one basis with each member’s interests in Cure Aggregator. Such common units in Cure Aggregator are subject to certain vesting requirements. In connection with the Reorganization Transactions, shares of Class B common stock were issued to the direct holders of common units in Cure Aggregator in proportion to their interests in Cure Aggregator, provided that such shares are not entitled to any voting rights until such time as the common units of Cure Aggregator corresponding to such shares have vested;
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
Effects of the Reorganization on our Corporate Structure

Signify Health was initially formed for the purpose of the IPO. Signify Health is a holding company and its sole material asset is a controlling ownership and economic interest in Cure TopCo. All of our business is conducted through Cure TopCo and its consolidated subsidiaries and affiliates, and the financial results of Cure TopCo and its consolidated subsidiaries are included in the consolidated financial statements of Signify Health for periods subsequent to the effective date of the reorganization.

Cure TopCo is taxed as a partnership for federal income tax purposes and, as a result, its members, including Signify Health, pay taxes with respect to their allocable share of its net taxable income. We expect that redemptions and exchanges of LLC Units will result in increases in the tax basis in our share of the tangible and intangible assets of Cure TopCo that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future. The Tax Receivable Agreement requires Signify Health to pay to the TRA Parties 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize from the tax basis increase and other tax attributes discussed herein. Furthermore, payments under the Tax Receivable Agreement will give rise to additional tax benefits and therefore additional payments under the Tax Receivable Agreement.
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

•Our business depends on our ability to maintain and grow our network of high-quality providers;
•Our operations have been, and may continue to be, significantly disrupted by the COVID-19 pandemic, and our business, financial condition and results of operations have been negatively impacted;
•Our ability to complete IHEs can be negatively impacted by a variety of factors outside of our control;
•Our revenues and operations are dependent upon a limited number of key customers;
•A large portion of our revenues are substantially dependent on BPCI-A;
•We had a history of net losses, we anticipate increasing expenses in the future, and we may not be able to maintain profitability;
•Our future revenues may not grow at the rates they historically have, or at all;
•We may be unable to successfully execute on our growth initiatives, business strategies, or operating plans;
•Our business may be adversely affected by health reform initiatives, including the ACA, and we are unable to predict what, if any additional health reform measures will be adopted or implemented, and the ultimate impact of any such measures is uncertain;
•If our providers are characterized as employees, we would be subject to adverse effects on our business and employment and withholding liabilities;
•Changes in the rules governing Medicare or other federal healthcare programs could have a material adverse effect on our financial condition and results of operations;
•Our business depends on our ability to effectively invest in, implement improvements to, and properly maintain the uninterrupted operation, security and integrity of, our operating platform and other information technology and business systems;
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
•We are a holding company and our principal asset is our ownership interest in Cure TopCo, and we are accordingly dependent upon distributions from Cure TopCo to pay dividends, if any, taxes, and other expenses, and make payments under the Tax Receivable Agreement and pay other expenses;
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

The following risks, some of which have occurred, and any of which may occur in the future, can have a material adverse effect on our business or financial performance, which in turn can affect the price of our publicly traded securities. These are not the only risks we face. There may be other risks we are not currently aware of, or that we currently deem not to be material, but may become material in the future.
Risks Related to Our Business and Operations

Our business depends on our ability to maintain and grow our network of high-quality providers. If we are unable to do so, our future growth would be limited and our business, financial condition and results of operations would be harmed.

Our success is dependent upon our continued ability to maintain and grow our credentialed network of high-quality providers. We compete with numerous healthcare providers, primarily hospitals, post-acute care facilities, telehealth operators and locum tenens staffing agencies in attracting and retaining physicians, physician assistants and nurse practitioners. With inflation rising and labor shortages increasing, providers are demanding higher fees. As a result, we may face challenges in recruiting new providers, and our current providers could refuse to contract with us, limit or reduce the number of hours they allocate to work for us under their contracts, be unavailable or otherwise decline to work during key hours of the business day, demand higher payments or take other actions that could result in higher operating costs or less attractive service for our customers. In some markets, the lack of availability of providers has become a significant operating issue and could continue to be a significant operating issue in the future. Although many states issued licensure flexibilities allowing out-of-state providers to practice within a state in which the providers are not licensed in response to the pandemic, many states are terminating these licensure exemptions. Additionally, delays in processing and approving of state licenses continue to occur resulting in a decrease of available duly licensed providers. This shortage may negatively impact our future growth and require us to continue to increase the fees we pay our providers in order to recruit and retain qualified providers.

In addition, over the course of the pandemic, some providers have grown accustomed to conducting vIHEs rather than in-person IHEs, and may only want to continue to perform vIHEs. Such a preference could constrain our network capacity for in-person IHEs. Moreover, as many of our customers require our providers to be fully vaccinated to perform in-home IHEs, we may face additional capacity constraints due to some providers refusing to be vaccinated.

Identifying high-quality providers, credentialing and negotiating contracts with them and evaluating, monitoring and maintaining our network requires significant time and resources. As part of our credentialing process and quality standards, the types of providers who are credentialed to join our network are limited to those with relevant licenses, skill sets, experience, and training to perform the clinical services we offer. For example, providers in limited scope specialties (e.g., dermatology; pathology) may not be credentialed to join our network if they do not otherwise have relevant experience and training to perform the clinical services we offer. Additionally, although we have expanded our network of providers to include mid-level practitioners such as nurse practitioners and physician assistants, some states limit the scope of practice of these providers to certain specialty areas (e.g., psychiatry). As a result, our ability to recruit and expand our network to include these providers is limited. Similarly, we are also limited in the expansion of clinical services we can offer based on the limitations of the licensure, skill sets, experience, and training of our current network of providers.

We retain virtually all of our providers on an independent contractor basis. If we are not successful in maintaining our relationships with providers, these providers may refuse to renew their contracts with us or may choose to spend fewer hours, or fewer key hours of the business day, working for us in lieu of our competitors. Our ability to develop and maintain satisfactory relationships with high-quality providers also may be negatively impacted by other factors not associated with us, such as regulatory changes impacting providers. In addition, the perceived value of our solutions and our reputation may be negatively impacted if the services provided by one or more of our providers are not satisfactory to customers and their members. Any such issue with one of our providers may expose us to public scrutiny, adversely affect our reputation, expose us to litigation or regulatory action, and otherwise make our operations vulnerable. Many of our providers have not provided services to us within the past 12 months and may not be available to us to meet future capacity needs. The failure to maintain or grow our selective network of providers or the failure of those providers to meet and exceed our customers’ expectations, may result in a loss of or inability to grow or maintain our customer base, which could adversely affect our business, financial condition and results of operations.

Our operations have been, and may continue to be, significantly disrupted by the COVID-19 pandemic, and our business, financial condition and results of operations have been negatively impacted.

The global spread of the COVID-19 pandemic and measures introduced by local, state and federal governments to contain the virus and mitigate its public health effects have significantly impacted the U.S. economy. The duration and severity of the COVID-19 pandemic is unknown, and the extent of the business disruption and financial impact will continue to depend on factors beyond our knowledge and control. Given the uncertainty around the duration and extent of the COVID-19 pandemic, we expect that the evolving COVID-19 pandemic will continue to impact our business, results of operations, and financial condition and liquidity.

Our operations in our Home & Community Services segment were significantly affected by the COVID-19 pandemic in early 2020 as we temporarily paused IHEs in March 2020. In April of 2020, CMS announced that diagnoses documented from telehealth visits that were otherwise reimbursable under applicable state law and met applicable risk adjustment data submission standards could be submitted by Medicare Advantage and other organizations for risk adjustment purposes. In response, our customers began shifting to vIHEs and we quickly expanded our business model to perform vIHEs to meet these demands and, in turn, make up for some of the lost IHE volume. However, if CMS decides not to extend this guidance, or otherwise terminates the guidance, this may negatively impact our volume of business. This guidance remains in effect as of the date of this Annual Report on Form 10-K.

We resumed in-person visits beginning in July 2020. Despite the availability of vIHEs, many of our customers had postponed IHEs to the second half of 2020. Overall, we saw significant incremental in-person IHE volume in the second half of 2020, particularly in the fourth quarter, related to this catch-up and additionally as certain customers increased the overall volumes they placed with us. Through the balance of 2021 and during 2022, the majority of our IHEs were conducted in-home, but the exact mix of in-home and virtual IHEs continues to fluctuate in response to ongoing waves of the COVID-19 pandemic.

In order to meet this volume growth, we onboarded additional providers into our network, including an additional clinician type, which resulted in proportionally higher expenses. If volume continues to grow, we may face additional capacity challenges as a result of the effects of the COVID-19 pandemic, particularly related to Omicron and other variants. More specifically, to alleviate the burdens on the healthcare industry in response to the public health emergency, many states issued licensure exemptions permitting out-of-state licensed providers to practice in states where they do not hold licenses. These exemptions enabled us to expand our capacity in various states through our current network of providers. However, many states have and are continuing to end these licensure exemptions, which may result in a decrease in the number of providers available to perform IHEs and vIHEs across various states. Further, due to the COVID-19 pandemic surges across the country, many providers again shifted to vIHEs in late 2021 and still are reluctant to perform in-person IHEs. As a result of unwillingness on the part of some providers to perform in-person IHEs, and increased competition from telehealth companies, which are generally experiencing upticks in business and hiring additional personnel due to the pandemic, we may have difficulty expanding our network of high-quality providers sufficiently which could have an impact on our ability to grow revenues. Additionally, if CMS declines to extend its guidance permitting diagnoses documented from telehealth visits for risk adjustment purposes, we will no longer be able to provide vIHEs and providers who are unwilling to shift to in-person IHEs may stop providing services on our behalf, resulting in further capacity constraints. Moreover, as many of our customers require our providers to be fully vaccinated to perform in-home IHEs, we may face additional capacity constraints due to some providers refusing to be vaccinated. These challenges, along with customer requirements that our providers be vaccinated, could adversely impact our network of providers who are performing IHEs and our ability to recruit additional providers, and in turn restrain our ability to meet customer demand for services and impact our projected growth.

Our Episodes of Care Services segment has also been affected by the pandemic, generally, and the Omicron variants particularly. In the United States, at certain times during the course of the pandemic, governmental authorities have recommended, and in certain cases required, that elective, specialty and other procedures and appointments, including certain acute and post-acute care services, be suspended or canceled to avoid non-essential patient exposure to COVID-19 and to focus limited resources and personnel capacity toward the prevention of, and care for patients with, COVID-19. This has resulted in fewer elective procedures and a general reduction in individuals seeking medical care, which contributed to a lower number of episodes being managed in 2021. To the extent temporary suspensions or cancellations of elective or specialty services continue to be or are again put in place in the future, this will have a continued negative impact on the number of episodes being managed and result in a reduction in overall program size. In addition, in the third quarter of 2020, CMS announced that, beginning in 2021, all episodes in which a patient is diagnosed with COVID-19 during the episode would be automatically excluded from reconciliation. This exclusion from reconciliation applies if a patient is diagnosed with COVID-19 at any time during the episode, even if the diagnosis is incidental to the episode (i.e. unrelated to the patient’s hospitalization and the treatment the patient is receiving in connection with the episode). As a result, we experienced a reduction in our overall program size in 2021 and expect that reduction in program size to continue for as long as the COVID-19 pandemic remains ongoing, and in particular for as long as highly contagious variants such as Omicron continue to spread or until CMS revisits the rule.

In addition, the COVID-19 pandemic has caused some healthcare providers to drop out of the BPCI-A program, including dropping out of the BPCI-A program for 2022, and, for the same reasons, has made it less likely that they will join other value-based care programs. In particular, uncertainty and other factors related to the pandemic have caused many healthcare providers to be more risk averse, meaning they are less likely to join or continue to participate in value-based programs, like episodes of care, where the providers are subject to downside risk (i.e., owing payments to CMS or another payor as a result of program losses). In addition, healthcare providers are less likely to continue to participate in BPCI-A or other value-based programs because program size is reduced due to the automatic exclusion of episodes in which the patient is diagnosed with COVID-19 during the episode. A smaller program size means that there are less opportunities for savings in the program and increased uncertainty due to the smaller sample size (i.e., smaller patient and episode pool) associated with reduced program size, which in turn makes the BPCI-A program less attractive to healthcare providers.

Each of these pandemic-related changes had a material impact on program size in 2021 and could have the effect of reducing program size for 2022 and 2023. Because our administrative fee is calculated as a percentage of program size and we receive a portion of the savings achieved in management of an episode, the decrease in episodes and related reduction in overall program size have had, and we expect will continue to have, a negative effect on our revenue. Some of these measures and challenges will likely continue for the duration of the COVID-19 pandemic, which is uncertain, and will harm the results of operations, liquidity and financial condition of our provider partners and our business. Lastly, our representatives may be prohibited from entering hospitals, skilled nursing facilities and other post-acute facilities as a result of the pandemic, which affects our ability to facilitate coordination among provider partners and could have a material impact on our savings rate.

We also launched several new solutions in 2019 and 2020, such as our ACO services, TTH services and non-BPCI-A Episodes of Care solutions. We may see lower market adoption of our new solutions as a result of the pandemic. For example, many provider partners that might otherwise be interested in participating in commercial episodes, which are Episodes of Care solutions offered to commercial health plans (e.g. self-funded plans, group and individual insured plans, Medicare Advantage plans and Medicaid managed care plans) face financial uncertainty as a result of the COVID-19 pandemic and the decline in elective procedures, through which they make much of their revenue. While we have seen increased demand from healthcare providers for cost-effective, value-based solutions, in particular with respect to the non-elective or chronic conditions, we may see lower demand from healthcare providers for programs like our non-BPCI-A Episodes programs or other value-based care programs.

The COVID-19 pandemic may also create risks to our overall business or corporate operations. Due to shelter-in-place orders that were previously in effect across the country, we have implemented work-from-home policies for many employees which may impact productivity and disrupt our business operations. Our providers performing in-home visits also face an increased risk of infection with COVID-19, and, as a result of the various COVID-19 surges and the Omicron variant, many providers have shifted to performing vIHEs only. The increased risk of infection for providers performing in-home visits and provider preference for performing vIHEs could adversely impact our network of providers, and in turn restrain our ability to meet customer demand for services, as well as cause us to face increased expenses associated with personal protective equipment and compliance with applicable testing protocols.

Due to the surge of COVID-19 variants during the fourth quarter of 2021 and the first month of 2022, the average daily cases of COVID-19 increased once again. Given the inherent uncertainty surrounding COVID-19 due to surges in variants, and in particular, highly contagious variants such as Omicron, changes in COVID-19 rates regionally and nationally, rapidly changing governmental directives, public health challenges, economic disruption and the duration of the foregoing, the potential impact that COVID-19 could have on the other Risk Factors described in this “Risk Factors” section remains unclear.

Our ability to complete IHEs can be negatively impacted by a variety of factors outside of our control.

Our ability to complete IHEs depends on the plan members identified by our customers for outreach (“Member List”) agreeing to an IHE. Our outreach to members each year generally starts with a Member List which is provided by our customers or created by us on behalf of our customers from information they provided. The Member List may be supplemented or amended during the year. Our ability to complete IHEs in a period or to do so in a cost-effective manner may be negatively affected if the initial Member List includes a significant number of plan members in difficult-to-reach jurisdictions or if the members on the Member List are less likely to accept an IHE for any number of reasons. Decisions by our customers with respect to the Member List, including a reduction in the number of members included in the Member List, may impact the number of IHEs we are able to complete and, as a result, our revenue. In addition, our ability to schedule and complete IHEs may also be negatively affected if we receive incorrect or incomplete contact information for plan members on the Member List. We are not able to call members to schedule an IHE if we have not received their contact information directly from the member or their health plan as a result of the Telephone Consumer Protection Act (“TCPA”), and as such if the contact information provided by health plans is incomplete or incorrect, we may have difficulty scheduling IHEs with members on our

Member List. In addition, from time to time, our telephone numbers may be mistakenly labeled as spam by cell phone carriers. If we do not timely catch any labeling of our telephone number as spam, the numbers of members answering our calls for scheduling IHEs would fall, any of which would also have a negative impact on our ability to complete IHEs, and as a result, our revenue.

We rely on a single third-party dialing and routing software system to make outreach calls to members for purposes of scheduling IHEs. From time to time, there are disruptions and performance issues with this system that impact our ability to schedule IHEs with members. Any damage to, or failure of, this technology could result in the inability to schedule IHEs and significantly harm our business. The inability to schedule IHEs may reduce our revenue, cause us to pay financial penalties under our client contracts, cause clients to terminate their contracts and adversely affect or ability to attract new clients.

Our revenues and operations are dependent upon a limited number of key customers.

We are dependent on a concentrated number of health plans and provider partners with whom we contract to provide IHEs and other services. For example, when aggregating the revenue associated with each health plan (including its local affiliates), Humana, Aetna and Optum accounted for approximately 26%, 24% and 11%, respectively, of our total revenue for the year ended December 31, 2021. In addition, the revenue from our top 10 customers across our segments accounted for approximately 78% of our total revenue for the year ended December 31, 2021.

We believe that a majority of our revenues will continue to be derived from a limited number of key health plans and provider partners. Health plans and provider partners may seek to terminate and/or modify their contractual relationships with us for various reasons, such as changes in the regulatory landscape and poor performance by us, subject to certain conditions. Certain of our contracts can be terminated immediately upon the occurrence of certain events and others may be terminated immediately by the customer if we lose applicable licenses, go bankrupt, lose our liability insurance or receive an exclusion, suspension or debarment from state or federal government authorities. We may also terminate customer relationships from time to time. For example, if a health plan or provider partner were to lose applicable licenses, lose liability insurance, become insolvent, file for bankruptcy or receive an exclusion, suspension or debarment from state or federal government authorities, our contract with such customer could in effect be terminated. The sudden loss of any of our customers or the renegotiation of any of their contracts could materially and adversely affect our operating results. In addition, effective June 2020, we terminated a customer relationship with a significant customer in our Episodes of Care Services segment, representing approximately 5% of our total revenue for the year ended December 31, 2019, in connection with a contractual dispute.

In the ordinary course of business, we engage in active discussions and renegotiation with customers in respect of the services we provide and the terms of our agreements. As our customers respond to market dynamics and financial pressures, and as they make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, our customers may seek to renegotiate or terminate their agreements with us or to utilize our services less under those agreements. For example, some of our larger customers are capable of performing certain of the services we provide, in particular our IHE services, and may decide to provide some or all of those services internally. Similarly, a customer could obtain services we provide, particularly our IHE services, from another third-party provider partner of such services. Such a decision could result in reductions to the fees and changes to the scope of services contemplated by our existing contractual relationships and consequently could negatively impact our revenues, business and prospects.

In our Home & Community Services segment, our business model and growth depends heavily on achieving various operational efficiencies with our provider network, which benefits from increased geographic density of our customers’ members. As the total number of our customers’ members increases, and as those members’ geographic density increases, we are increasingly able to efficiently send our providers to any geographic area across the country. If a significant customer terminates its relationship with us, it could impact the geographic density of members we reach and make it less efficient for us to operate in certain jurisdictions, or we may need to increase our prices, which would negatively affect our business, results of operations and financial condition.

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

In our Episodes of Care Services segment, revenues from BPCI-A services provided to our customers represented approximately 14% of our total revenue and over 90% of our Episodes of Care Services segment revenue in 2021. We contract directly with CMS and enter into back-to-back contracts with healthcare providers participating in the BPCI-A program. CMS has identified certain circumstances that could result in termination of our agreements under BPCI-A. CMS reserves the right to terminate a participant agreement as a result of any of the following factors, among others: (i) for issues warranting termination, if not addressed sufficiently, including, but not limited to, failure to comply with Medicare program requirements, rules or regulations; (ii) actions that threaten the health or safety of a beneficiary or other patient; or (iii) submission of false data or false representations, warranties, or certifications in connection with any aspect of BPCI-A. Termination could also result from changes to payment or program structures, such as: certain states entering an arrangement with CMS to implement a global or per-capita payment for services furnished to a population that includes BPCI-A beneficiaries; CMS determining that it no longer has the funds to support BPCI-A or that the BPCI-A voluntary episode payment model (the “Model”) should be terminated for other reasons; or CMS terminating or modifying the Model for any reason, including pursuant to Section 1115A(b)(3)(B) of the Social Security Act, which permits the Secretary of the U.S. Department of Health and Human Services (“HHS”) to terminate or modify the design and implementation of a model after testing has begun if the Secretary determines that model does not meet certain criteria. If we were to lose one or more of our contracts with CMS, our business, results of operations and financial condition would be materially and adversely affected.

Participation in the BPCI-A program was locked in place at the end of 2020 through the end of the program in 2023, meaning that new healthcare providers are not able to enter the program, and participating healthcare providers will not be able to choose to participate in any additional episode types. Healthcare providers remain able, however, to drop out of the BPCI-A program in 2022 and may also do so in 2023. Accordingly, our ability to grow our business under the BPCI-A program requires us to maximize savings rates. In addition, CMS made other changes to BPCI-A beginning in 2021. These changes included an adjustment to the baseline period on which clinical episode prices are calculated, such that prices for 2021 were calculated on the basis of historical experience that included the first two years of the BPCI-A program and included episodes from 2020 when COVID-19 was prevalent. These COVID-19 episode exclusions will continue for 2022 and 2023, as the baseline period on which clinical episode prices are calculated rolls forward each year. As a result, benchmark episode prices were and will continue to be lower than in prior years because BPCI-A care redesign and savings measures are reflected in a portion of the benchmark period. In addition, CMS also announced changes to the pricing methodology by which benchmark episode prices are calculated, and these changes, which became effective beginning in 2021, impacted both (i) provider demand to take on certain episodes during the selection window at the end of 2020 (and therefore affected and will continue to affect program size until the end of the program in 2023), and (ii) savings rate opportunities.

An additional change CMS made to the BPCI-A program beginning in 2021 and continuing through the program’s expiration at the end of 2023 was the application of an additional, retrospective trend adjustment to clinical episode target prices, which CMS applies during CMS’s reconciliations of the BPCI-A program. The application of a retrospective trend adjustment has negatively impacted our BPCI-A business in several ways. First, the trend adjustment applied by CMS during reconciliation can retrospectively decrease target prices (and therefore reduce savings rates), and such trend adjustment may not accurately reflect trends in spend (i.e., changes in episode costs) and may not properly account for changes in spend related to the COVID-19 pandemic (i.e., impacts to episodes that do not contain a COVID-19 diagnosis and are not excluded from the program). As a result, our BPCI-A savings rates may be reduced by the retrospective trend adjustment. Second, because the trend adjustment is calculated each period and applied retrospectively during each CMS reconciliation, it reduces our ability to reliably and accurately project BPCI-A program results and record revenue associated with projected savings. Third, because it is calculated and applied retrospectively, the impact of the trend adjustment cannot be known and taken into account when we are helping healthcare providers to identify and manage clinical episodes while they are in progress. Fourth, dissatisfaction with this change has caused or contributed to healthcare providers’ decision to no longer participate in the BPCI-A program for 2022 and 2023, and will likely cause other healthcare providers to decide to drop out of the BPCI-A program in the future.

Finally, CMS made a change that was effective beginning in 2021 such that, when healthcare providers selected episodes for 2021 at the end of 2020, CMS required such selections to also apply to 2022 and 2023, as well. As a result, healthcare providers are not permitted to participate in additional episodes for 2022 or 2023 but instead can only continue with previously selected clinical episodes or drop out of the BPCI-A program entirely (i.e., providers cannot add additional episodes or drop some episodes but continue to participate in others), which in turn has reduced and will continue to reduce our program size when participating providers drop out of the program, and has eliminated our ability to expand program size by adding new participating providers or through the addition of new clinical episodes by existing participating providers

The BPCI-A program in its current form expires at the end of 2023, and it is not currently clear whether the BPCI-A program will be renewed in 2023, or if renewed, what form it will take. If the BPCI-A program is not renewed at the end of 2023, and we have not diversified our revenue streams in our Episodes of Care Services segment by that time, our business, results of operations and financial condition will be negatively affected due to our substantial dependence on the BPCI-A program in this segment. Even if the BPCI-A program is renewed, if CMS materially changes the BPCI-A program as compared to its current form, our business, results of operations and financial condition could also be negatively affected. For example, the predecessor BPCI program (“BPCI Classic”) expired in the third quarter of 2018 and CMS launched the BPCI-A program in the fourth quarter of 2018. CMS made significant changes to BPCI-A as compared to BPCI Classic, including reducing the number of episodes that can be managed and modifying the definitions for many of the episodes, as well as opening the program up to new provider partners (most of whom did not have prior experience participating in episode of care programs). CMS also increased the discount used to generate the benchmark episode price from 2% to 3%. This had the effect of increasing the savings threshold that must be achieved before we are able to earn our administrative fee, or any incremental savings that are shared with our provider partners and ultimately reduced our savings rate beginning in

2019 compared to the savings rate achieved under BPCI Classic in 2018. CMS could make similarly material changes to BPCI-A in 2023 or earlier. Other material changes that may occur in the BPCI-A program (or its successor program) in 2023 could (i) reduce or eliminate the opportunity for convenor participants like us to participate in the program, earn program administration fees, or to otherwise meaningfully share in program savings, (ii) cause healthcare providers to choose to participate in the program on their own, without using our solutions, or (iii) cause healthcare providers to use other vendors, such as less comprehensive and less costly analytics-only services, rather than us. If the BPCI-A program is not renewed at the end of 2023, or is amended in any material way following the expiration of the current program in 2023, and we are not able to adapt our product offerings quickly in response to any changes to the program, our business, results of operations and financial condition will be negatively affected.

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

There are significant risks associated with estimating the amount of revenues that we recognize under our agreements with health plans and provider partners in a reporting period. Our revenue recognition for each semiannual reconciliation under the BPCI-A program is tied to a 13-month performance obligation for an episode of care beginning at the start of the episodes of care through receipt and validation of the semiannual reconciliation from CMS, as well as the provision and explanation of statements of performance under the program to each of our customers. The transaction price is 100% variable and therefore we estimate an amount that we expect to be entitled to receive for each six-month set of episodes of care eligible for the program from our customers. We have similar variable transaction prices and periods over which we satisfy our performance obligation in the other episode-based contracts that we manage, such as our non-BPCI-A Episodes of Care programs.

Under the BPCI-A program, for each partner agreement, and under our non-BPCI-A Episodes of Care programs, for each payor agreement, we charge an administrative fee, which is based on a stated percentage of program size, and receive a defined share of program savings or losses, if any. Under certain contracts, our administrative fees and share of program savings or losses decrease as program size increases, and under certain contracts in our non-BPCI-A Episodes of Care programs, we do not receive a share of program savings beyond our fixed administrative fee, even if there are additional savings. In order to estimate this variable consideration, we estimate the expected program size as well as the expected savings rate for each six-month period of episodes of care. The estimate is performed both at the onset of each performance measurement period based on information available at the time and at the end of each reporting period. We adjust our estimates at the end of each performance measurement period, generally in the second and fourth quarter each year, and may further adjust at the end of each reporting period to the extent new information indicates a change is needed. Although our estimates are based on the information available to us at each reporting date, several factors may cause actual revenue earned to differ from the estimates recorded each period. These include, among others, limited historical experience as the current BPCI-A program only commenced in the fourth quarter of 2018 and the first reconciliation was not received until the fourth quarter of 2019 and our non-BPCI-A Episodes of Care solutions were launched in 2020, the impact of COVID-19 (particularly the mandatory exclusion from BPCI-A of clinical episodes in which a patient is diagnosed with COVID-19), CMS-imposed restrictions on the definition of episodes, benchmark prices, the fact that the BPCI-A program was locked in place at the end of 2020, the addition of a retrospective trend adjustment to BPCI-A target prices beginning in 2021, healthcare provider participation in the BPCI-A program and our non-BPCI-A Episodes of Care programs, the receipt of timely, complete and accurate data from our payor customers in connection with non-BPCI-A Episodes of Care programs and other limitations of the program beyond our control. In addition, previously in connection with the COVID-19 pandemic (prior to the mandatory exclusion referenced above) and in connection with other local disasters, CMS announced changes to the BPCI-A program, particularly the option for healthcare providers to exclude episodes effected by the local disaster, that negatively affected our ability to estimate program size and savings and we expect they would likely announce changes to the BPCI-A program in response to local or national disasters in the future. See “—Risks related to our business operations—Our operations have been, and may continue to be, significantly disrupted by the COVID-19 pandemic, and our business, financial condition and results of operations have been negatively impacted.”

If we do not continue to innovate and provide services that are useful to customers and achieve and maintain market acceptance, we may not remain competitive, and our revenue and results of operations could suffer.

Our success depends on our ability to keep pace with technological developments, satisfy increasingly sophisticated customer requirements, and achieve and maintain market acceptance of our existing and future services in the rapidly evolving market for the management and administration of healthcare services in the United States. In addition, market acceptance and adoption of our existing and future services depends on the acceptance by health plans and provider partners of the distinct features, cost savings and other perceived benefits of our existing and future offerings as compared to competitive alternative services. Our competitors are constantly developing products and services that may become more efficient or appealing to our customers. A shift to providing health assessments in the primary care setting as more providers decide to take on risk could impact our business. As a result, we must continue to invest significant resources in research and development in order to enhance our existing services and introduce new services that our customers will want, while offering our existing and future services at competitive prices. If we are unable to predict customer preferences or industry changes, or if we are unable to modify our existing and future services on a timely or cost-effective basis, we may lose customers and our business financial condition and results of operations may be harmed.

Our latest developing services include Signify Health’s Partner Program which combines our offerings with those of technology and service providers (“Partner Program”), Social Care Coordination (“SCC”) in the Home & Community Services segment and the non-BPCI-A Episodes of Care solutions, TTH and ACO services in our Episodes of Care Services segment. There is no guarantee that these solutions or other solutions offered in the future will prove effective, achieve market acceptance or generate revenue in the long term.

If we are not successful in demonstrating to existing and potential customers the benefits of our existing and future services, or if we are not able to achieve the support of health plans and provider partners for our existing and future services, our revenue may decline or we may fail to increase our revenue in line with our forecasts. Our results of operations would also suffer if our technology and other innovations are not responsive to the needs of our customers, are not timed to match the corresponding market opportunity, or are not effectively brought to market, including technology purchased in the PatientBlox acquisition in 2020.

We have a limited operating history with certain of our solutions, which makes it difficult to predict our future results of operations.

We went live with certain solutions very recently. For example, in 2019 and 2020 we launched our ACO services, SCC, non-BPCI-A Episodes of Care and TTH program. In 2022, we launched our Partner Program. As a result of our limited operating history with these and other solutions, as well as limited amount of time serving certain customers, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue and growth trends should not be considered indicative of our future performance. Our revenue growth could slow or decline for a number of reasons, including slowing demand for our more established solutions, or limited ability to satisfy demand for our established solutions, but also because of a failure of customers to adopt our newer solutions, into which we have invested heavily and expect to continue to do so in the future. If our assumptions regarding the value proposition of and appropriate pricing for our newer solutions and solutions still under development prove incorrect or change based on any number of factors, our operating and financial results could differ materially from our expectations, and our business and prospects could suffer materially.

In particular, we intend to diversify our revenue streams in our Episodes of Care Services segment through the development of value-based care programs, new product offerings and acquisitions. While we have significant experience managing episodes through the BPCI-A program, our non-BPCI-A Episodes of Care program is substantially different from BPCI-A, as are other commercial and Medicare value-based programs, such as ACOs. For example, in the case of non-BPCI-A Episodes of Care programs, the suite of tools that we provide to customers is different, the various inputs that we use to estimate program size and savings are different and our entire administrative fee is at risk, meaning if a customer generates losses one year, we cannot recoup that through savings in a subsequent year. The differences are greater still between BPCI-A and other value-based programs, such as ACOs. As a result, our experience managing episodes under BPCI-A may not translate into an ability to successfully manage episodes under our non-BPCI-A Episodes of Care program, or other value-based programs (e.g. ACOs) and we may not be successful at operating these programs.

We operate in a competitive industry, and if we are not able to compete effectively our business would be harmed.

The market for healthcare solutions and services is intensely competitive. We compete with large and small companies that are formulating innovative ways to transition the healthcare market to value-based care with an increasing focus on treating individuals within the home. The market for services supporting this transition is a highly fragmented market with direct and indirect competitors that offer varying levels of impact to key stakeholders, such as consumers, employers, health networks, healthcare providers and health plans. Our competitive success is contingent on our ability to simultaneously address the needs of key stakeholders efficiently and with superior outcomes at scale compared with competitors. Competition in our market involves rapidly changing technologies, evolving regulatory requirements and industry expectations, frequent new product and service introductions and changes in customer requirements. If we are unable to keep pace with the evolving needs of our customers and their members and patients or continue to develop and introduce new applications and services in a timely and efficient manner while being mindful of the pricing of our solutions and those of our competitors and addressing complex regulatory requirements, demand for our solutions and services may be reduced and our business and results of operations would be harmed. In addition, if we are unable to increase savings rates within managed episodes for our BPCI-A customers, demand for our BPCI-A solutions and services may also be reduced, which would also harm our business, financial condition, results of operations and prospects.

Our business and future growth are highly dependent on gaining new customers and retaining existing customers in our Home & Community Services segment and increasing savings rates under our BPCI-A solution in our Episodes of Care Services segment. We currently face competition in the healthcare industry for our services and solutions from a range of companies and healthcare providers looking to innovate in the value-based care space. Many of our competitors offer similar and/or competing services, and are continuing to develop additional products and becoming more sophisticated and effective. For example, some competitors may provide less expensive, stand-alone analytic services which our customers could leverage to internally develop and deliver services similar to ours. Our principal competitors in both of our segments also vary considerably in type and identity by market. There have also been increasing indications of interest from non-traditional healthcare providers and others to enter the in-home diagnostic and evaluative services space and/or develop innovative technologies or business activities that could be disruptive to the healthcare risk management industry. For example, many large health plans use their considerable resources to invest in building similar provider networks or technology platforms. In addition, in recent years, health plans have and may continue to acquire in-home diagnostic and evaluative services capabilities, taking what we do in-house. In addition, in connection with our Episodes of Care Services segment, some competitors offer less expensive and less comprehensive solutions, particularly analytics-only solutions, to both payors and providers in connection with value-based programs, including BPCI-A and commercial bundled payment programs.

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

The timing of our sales, revenue, and cash flows is difficult to predict, in particular with respect to our new sales and cross-sell efforts, because of the length and unpredictability of our sales cycle. The sales cycle for our services from initial contact to implementation of services varies widely by potential customer. Some of our potential customers undertake a significant and prolonged evaluation process to determine whether our services meet the specific needs of their organization, as well as other goals, which frequently involves evaluation of not only our services but also an evaluation of other available services. Such evaluations have in the past resulted in extended sales cycles that, due to changes in corporate objectives or leadership involved in the selection process and other factors, may result in delayed or suspended decision-making in awarding the sale. In addition, when the government programs that we participate in change, it can take a significant period of time for existing customers to familiarize themselves with new programs and for us to engage new customers in these programs. For example, when the BPCI Classic program expired at the end of the third quarter of 2018 and the BPCI-A program launched in the fourth quarter of 2018, it took a significant amount of time for existing customers to become accustomed to the new program and it took several months to sign up new customers to the program. The BPCI-A program expires in 2023. As we introduce new products, we also expect there to be a lengthy onboarding process with our customers as they learn more about our services and choose when and how to adopt them. For example, in 2020, we launched our non-BPCI-A Episodes of Care business. Once we have a payor customer that wants to sponsor an episode program, we do not begin generating any revenue until we have helped them design the program, implemented the program with the payor (e.g., established data feeds necessary to launch the program), signed up provider partners to participate in the program, and initiated episodes, which further extends the length of time between initial contact to full implementation of services. Further, completed episodes are retrospectively reconciled following semiannual performance measurement periods, significantly delaying cash generation. We expect there will be comparable or greater onboarding processes and other complexities in connection with other value-based solutions we may offer in the future, including both commercial and Medicare programs, such as ACOs. In addition, our sales cycle may become more lengthy and difficult if prospective customers slow down their decision-making about purchasing new services due to the effects of COVID-19. During the sales cycle, we expend significant time and money on sales and marketing activities, which lowers our operating margins, particularly if no sale occurs. For example, there may be unexpected delays in a potential customer’s internal processes, which involve intensive technological, legal, financial, operational, and security reviews. In addition, our services represent a significant purchase and require customers to take on risk and the significance and timing of our offering enhancements, and the introduction of new products by our competitors, may also affect our potential customers’ purchases. For all of these reasons, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed, or the period in which revenue from a sale will be recognized.

Seasonality may cause fluctuations in our sales and results of operations, and our quarterly results may fluctuate significantly, which could adversely impact the value of our Class A common stock.

Our quarterly results of operations, including our revenue, loss from operations, net loss and cash flows, have varied and may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Historically, quarterly financial results in our Home & Community Services segment have generally been lower in the fourth quarter as compared to other quarters as the volume of individuals on our Member Lists who have yet to receive an IHE and whom we are still able to contact declines as the year progresses and we complete IHEs. In addition, revenue in our Episodes of Care Services segment generally is higher in the second and fourth quarters. Under the BPCI-A program, we recognize the revenue attributable to episodes reconciled during each six-month episode performance measurement period over a 13-month performance obligation period that commences in the second or fourth quarter of each year, depending on the relevant contract with our provider partners. See “Item 7. Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies.” As a result, during the first and third quarters of each year, we recognize three months of revenue for each of two overlapping performance obligation periods, and during the second and fourth quarter of each year, we recognize revenue relating to three overlapping performance obligation periods, representing three months of revenue from one performance obligation period, three months of revenue from a second, overlapping performance obligation period, and one month of revenue from a third, overlapping performance obligation period (representing the thirteenth month of the third performance obligation period). We also recognize episodes revenue based on our estimates of savings realized. The semiannual reconciliations for each performance measurement period under our episodes programs are received or generated in the second and fourth quarter of each year, and indicate the actual savings realized. As a result, we experience seasonality in our results of operations.

Our quarterly financial results may also fluctuate as a result of a variety of factors, many of which are outside of our control, including, without limitation, the following:

•the addition or loss of customers in either of our segments;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure, including upfront capital expenditures, costs related to provider recruitment (including incentive bonuses), compensation expense related to grants of equity under our equity plans and other costs related to developing new solutions and upgrading our technology;
•our ability to effectively manage the size and composition of our proprietary network of providers relative to the level of demand for services from our customers;
•the timing and success of introductions of new solutions by us;
•fluctuations in the fair value of investments and customer EARs; and
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies.

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

The information that we provide to, or receive from, our health plan and provider partners could be inaccurate or incomplete, which could harm our business, financial condition and results of operations.

We provide healthcare-related information for use by our health plan and provider partners. Because data in the healthcare industry is complex, fragmented in origin and inconsistent in format, the overall quality of data in the healthcare industry is poor, and we frequently encounter data issues and errors.

With respect to our health plan customers in our Home & Community Services segment, IHEs that we submit to health plans may impact data that support the Risk Adjustment Factor (“RAF”) scores attributable to members. These RAF scores determine, in part, the payment to which the health plans are entitled for specific members. If the risk adjustment data we provide is the result of IHEs that have not been properly completed (e.g., if a provider failed to visit an individual at their home or incorrectly captured an individual’s data), unsubstantiated diagnoses, or incorrect risk adjustment coding, our reputation may suffer and our ability to attract and retain future customers may be harmed. Although we have certain mechanisms in place to flag instances in which an IHE may not have actually taken place, given the breadth of our network, we are not able to monitor and detect all instances in which a provider fails to visit an individual. In addition, corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. We might be required to refund a portion of the revenue that we received, which, depending on the magnitude of the refund, could damage our relationship with the applicable health plan and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Additionally, CMS audits Medicare Advantage plans for documentation to support RAF-related payments for members. It is possible that claims associated with members with higher RAF scores could be subject to more scrutiny in a CMS or plan audit. The Office of Inspector General of HHS (“OIG”) has also conducted audits of Medicare Advantage plans with respect to diagnoses collected and submitted to CMS for risk adjustment purposes. There is a possibility that a health plan may seek repayment from us should CMS make any payment adjustments to the Medicare Advantage plan as a result of its or OIG’s audits and an assessment of the RAF scores our IHEs have supported. The plans also may seek to hold us liable for any penalties owed to CMS for inaccurate or unsupportable diagnoses provided by us. CMS has indicated that payment adjustments will not be limited to RAF scores for the specific Medicare Advantage enrollees for which errors are found but may also be extrapolated to the entire Medicare Advantage plan subject to a particular CMS contract. In many instances, these audits look at past periods. If there are errors identified during such audits, such errors may continue to be identified in multiple audits or over multiple years if our business process giving rise to such errors was not changed or corrected.

There can be no assurance that one of our health plan customers will not be selected or targeted for review by CMS, OIG, Department of Justice (“DOJ”) or another government agency or its contractor, or that the outcome of such actions will not result in a material adjustment in our revenue and profitability.

In addition, the government or a whistleblower could argue that our errors caused the plan to submit false claims to CMS, which if accepted by a court could potentially make us liable for treble damages and per-violation penalties of up to $23,607 to the government under the FCA. These lawsuits, which may be initiated by government authorities, or in the case of whistleblowers, private party relators, can involve significant monetary damages, fines, attorney fees and monetary awards to private plaintiffs who successfully bring these suits, as well as government programs. In recent years, government oversight and law enforcement have become increasingly active in investigating and taking legal action against potential fraud and abuse, including in relation to Medicare Advantage plans and their submission of diagnoses and data. Responding to subpoenas, investigations and other lawsuits, claims and legal proceedings as well as defending ourselves in such matters would require management’s attention and cause us to incur significant legal expense. In addition, certain of these matters could affect our reputation, which could make it more difficult for us to sell our products and services or otherwise affect demand for our services. If a health plan customer is found liable under the FCA for submitting false claims or making false statements to CMS, it may also seek contractual indemnification or contribution from us to the extent it believes the liability was caused by errors in the information we provided.

We also rely on our health plan and provider customers to provide us with data to inform our provision of services to them. For example, in our Episodes of Care Services Segment, we rely on data provided to us by our payor customers to (i) trigger and identify clinical episodes, (ii) inform providers about and help them manage those clinical episodes, and (iii) track and reconcile the financial performance of those clinical episodes. If the data provided to us by our payor customers is incorrect, incomplete, or untimely, we may be unable to timely and accurately perform some or all of these functions.

For our episodes and care redesign solutions, we assume the risk that the cost of services provided will be higher than benchmark prices for specific episodes.

In our Episodes of Care Services segment, we receive a percentage of total savings and are responsible for a percentage of any losses generated in connection with a specific episode of care as compared to the relevant benchmark price, in addition to receiving an administrative fee that is paid out of any savings generated. As a result, our ability to generate revenue under these contracts is dependent on our provider partners’ ability to achieve cost savings compared to the relevant benchmark price for any given episode, whether that price is set by CMS under the BPCI-A program or in collaboration with the relevant health plan customer in our non-BPCI-A Episodes of Care business. If any of our provider partners are unsuccessful at achieving such cost savings, it may negatively impact our business, results of operations and financial condition.

Generally, when provider partners first enter an episode of care program, both in connection with BPCI-A and our non-BPCI-A Episodes of Care solution, the savings rates are low as they begin to implement care redesign and integrate with our systems, which can negatively impact our revenues for certain periods. We provide a variety of tools and services to our provider partners to help them achieve savings against established benchmark prices for specific episodes. For example, using our data analytics capabilities, we help them identify individuals that will be attributed to a BPCI-A bundle, or a commercial clinical episode, early in their care journey. If we are delayed in implementing our data feed, if we misidentify individuals likely to be attributed to a BPCI-A bundle, or commercial episode, if we experience delays in identifying such individuals, or if we provide incomplete or inaccurate information about the costs and status of commercial clinical episodes, our customers may be less successful at achieving cost savings, which may also adversely affect our reputation and ability to attract future customers as well as our business, financial condition and results of operations. In the past, under the BPCI Classic program, savings rates increased over time as provider partners became more comfortable with the program, implemented care redesign and integrated with our systems, and by the end of the BPCI Classic program, our savings rate was approximately 10%. The same trend has not continued under the BPCI-A program, which began in late 2018, in part because of program changes implemented by CMS beginning in 2021. See “—A large portion of our revenues are substantially dependent on BPCI-A.” There can be no assurance that we will see trends similar to those in the BPCI Classic program in our non-BPCI-A Episodes of Care or other value-based programs, such as ACOs.

The tools and services we provide to participants in episode of care programs are in part covered by our administrative fees, which are paid out of any savings generated and are therefore at risk. Under many of our contracts, we are able to carry forward administrative fees not covered by savings in a given period. However, under certain contracts, in particular in our new non-BPCI-A Episodes of Care business, we do not in all instances have the ability to recoup administrative fees out of future program savings under our contracts with our customers. In all instances, our administrative fees must be earned through the delivery of program savings sufficient to cover those fees. Any inability to recoup our administrative fees or obligation to pay for losses associated with the costs of episodes of care exceeding the relevant benchmark price may also have a negative impact on our business, results of operations and financial condition.

Changes in our health plan and provider partner mix could adversely affect our revenues and results of operation.

The amounts we receive for our services in our Home & Community Services segment are determined by a number of factors, including each health plan’s negotiated contract, the number of IHEs completed and the number and type of ancillary services selected by each health plan. Health plan mix can affect the average per-visit fee, the geographic mix of plan members we are visiting, the mix of members that are Medicare versus Medicaid recipients and the selection of IHE, vIHE or SSC, which can also influence factors such as the conversion rate associated with the number of members who agree to receive IHEs, the total number of IHEs completed and number of ancillary services selected by the health plan for its members.

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
Risks Related to Our Limited Operating History, Financial Position and Future Growth

We had a history of net losses, we anticipate increasing expenses in the future, and we may not be able to maintain profitability.

We incurred net losses on an annual basis from our inception in 2009 through 2020. We incurred net losses of $14.5 million and $28.5 million for the years ended December 31, 2020 and 2019, respectively. Our accumulated deficit as of December 31, 2020, prior to the Reorganization Transactions, was $82.0 million. Although we generated net income in 2021, we have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing expenses as we continue to grow our business. We may continue generating losses as we expect to invest heavily in increasing our products and services, expanding our operations, hiring additional employees and operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from revenue from our products, the sale of our equity and services and the incurrence of indebtedness. Although our cash flow from operations was positive for the years ended December 31, 2021 and 2020, we may not generate positive cash flow from operations or profitability in any given period, and our limited operating history may make it difficult for you to evaluate our current business and our future prospects. Moreover, under the Amended LLC Agreement that Cure TopCo entered into in connection with the Reorganization Transactions, we may elect to satisfy the rights of the Continuing Pre-IPO LLC Members to redeem their LLC Units in cash instead of through the issuance of additional shares of Class A common stock. If the Continuing Pre-IPO LLC Members exercise their redemption rights over a significant portion of their LLC Units and we elect to satisfy those redemptions in cash, it may also negatively impact our cash position in future periods.

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

We have experienced significant growth since our inception in 2009. Our relatively limited operating history makes it difficult to evaluate our current business and prospects and plan for our future growth. Revenues and our customer base may not grow at the same rates they historically have, or they may decline in the future. Our future growth will depend, in part, on our ability to:

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

•sales and marketing;
•new solutions;
•our technology infrastructure, including systems architecture, scalability, availability, performance and security;
•the acquisition of businesses to help achieve our growth strategy; and
•general administration, including increased legal and accounting expenses associated with being a public company.

These investments may not result in increased revenue growth in our business. If we are unable to increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position, and results of operations will be harmed, and we may not be able to maintain profitability over the long term. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors, such as burdens resulting from regulatory compliance and unexpected regulatory developments, that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, we may not maintain profitability in the future, and our business, financial position and results of operations may be harmed.

We may be unable to successfully execute on our growth initiatives, business strategies, or operating plans.

We are continually executing on growth initiatives, strategies, and operating plans designed to enhance our business and extend our existing and future offerings to address evolving needs. For example, in recent years, we developed our vIHE to address COVID-19 challenges, our TTH, ACO and non-BPCI-A Episodes services to expand our reach in the post-acute care management space and our social care services to expand our offerings in the in-home evaluation and care management space. In 2022, we announced the Partner Program, through which we collaborate with other technology and service providers to expand our value-based care ecosystems. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies, and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve, or it may be more costly to do so than we anticipate. A variety of risks could cause us not to realize some or all of the expected benefits in the anticipated time period, or at all. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies, and operating plans, increased difficulty and cost in implementing these efforts, including challenges in complying with applicable law and regulatory requirements, the incurrence of other unexpected costs associated with operating our business, and lack of acceptance by our customers. Moreover, our continued implementation of these programs may disrupt our operations and performance. We foster a culture of compliance. As we continue to grow and add additional personnel to our teams, we may find it challenging to maintain this culture of compliance, which could negatively impact our future success. For example, as we grow our non-BPCI-A Episodes of Care solutions, we will need to increase the number of clinical episodes that we administer. If we are unable to hire additional personnel to process these claims in a timely and compliant manner, our ability to grow this solution may be negatively impacted. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the growth we realize from any of our solutions is less than we estimate or the implementation of these growth initiatives, strategies, and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business may be harmed.

Our level of indebtedness may increase and reduce our financial flexibility.

As of December 31, 2021, we had approximately $349.1 million of debt outstanding under our Credit Agreement. Despite this level of indebtedness, we may incur substantial additional indebtedness under the Credit Agreement or otherwise in the future. Our borrowings, current and future, will require interest payments and need to be repaid or refinanced, which could require us to divert funds identified for other purposes to debt service and could create additional cash demands or impair our liquidity position and add financial risk for us. Diverting funds identified for other purposes for debt service may adversely affect our business and growth prospects. In addition, all of our outstanding debt accrues interest at variable rates, and as a result, we are exposed to fluctuations and volatility in interest rates. Any increase in interest rates will increase our annual interest expense and further divert funds identified for other purposes. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets, reduce or delay expenditures or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

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
•a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged and therefore our competitors may be able to take advantage of opportunities that our indebtedness would prevent us from pursuing; and
•a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions or other purposes.

If we are unable to generate sufficient cash flows to pay the interest on our debt, future working capital, borrowings or equity, financing may not be available to pay or refinance such debt. See “Item 7. Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources—Indebtedness.”

We may be subject to risks that arise from operating internationally.

We are developing a technology center in Ireland where we intend to employ software engineers and other employees to support our operations in the United States. Further, we may develop other centers outside the United States to support our U.S.-based operations or acquire companies with operations outside the United States. There are significant costs and risks inherent in expanding internationally, including exposure to foreign currency fluctuation, compliance with foreign laws and regulations, including taxes and duties, data privacy laws and rules and regulations, and anti-bribery, anti-corruption, and anti-money laundering laws, as well as risks relating to economic weaknesses, including inflation, or political instability in foreign economies and markets and business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters, including earthquakes, typhoons, floods, fires, and public health issues, including the outbreak of a pandemic or contagious disease. Further, we have limited experience with regulatory environments and market practices internationally. We may incur significant operating expenses as a result of international expansion and we may be unable to achieve the expected benefits of such expansion and our financial condition and results of operations could be harmed.

Changes in relevant tax laws and regulations or an adverse interpretation of these items by tax authorities could negatively impact our business, financial condition and results of operation.

We are subject to taxation in the United States at the federal level and by certain states and municipalities and non-U.S. jurisdictions. The tax laws and regulations in these jurisdictions are complex and could be interpreted, changed, modified, or applied adversely to us (possibly with retroactive effect), which could require us to pay additional amounts. Furthermore, changes to existing tax laws continue to be considered by the United States and other jurisdictions in which we currently operate. Any adverse developments in tax laws or regulations, including legislative changes, judicial holdings or administrative interpretations, could have a material and adverse effect on our business, financial condition and results of operations.

Risks Related to Governmental Regulation

Our business may be adversely affected by health reform initiatives, including the ACA. We are unable to predict what, if any additional health reform measures will be adopted or implemented, and the ultimate impact of any such measures is uncertain.

The healthcare industry is subject to changing political, regulatory and other influences, including various scientific and technological innovations. In recent years, the U.S. Congress and certain state legislatures have passed and implemented a large number of laws and regulations intended to effect significant change within the U.S. healthcare system, including the Patient Protection and Affordable Care Act, as amended by the Health Care Education and Reconciliation Act of 2010 (collectively, the “ACA”). The ACA affects how healthcare services are covered, delivered and reimbursed through expanded health insurance coverage, reduced growth in Medicare program spending, and the establishment of programs that tie reimbursement to quality and integration. For example, the ACA established the CMS Innovation Center, which supports the development and testing of innovative healthcare payment and service delivery models. The BPCI-A model, on which a large portion of our revenues depend, is administered by the CMS Innovation Center. If the ACA were repealed or replaced, the BPCI-A program could be eliminated as a result, which would have an adverse effect on our business, results of operations, and financial condition.

The ACA has been subject to legislative and regulatory changes and court challenges. For example, effective January 1, 2019, the financial penalty associated with the individual mandate to maintain health insurance was effectively eliminated. This change resulted in legal challenges to the constitutionality of the individual mandate and the validity of the ACA as a whole. However, in June 2021, the U.S. Supreme Court determined that the plaintiffs lacked standing, allowing the law to remain in place.

The results of the 2020 U.S. presidential and congressional elections have created regulatory uncertainty, including with respect to the U.S. government’s role in the U.S. healthcare industry. As a result of such elections, there are renewed and reinvigorated calls for health insurance reform, which could cause significant uncertainty in the U.S. healthcare market, could increase our costs or decrease our revenues or inhibit our ability to sell our services. We cannot predict with certainty what impact any federal and state health reforms will have on us, but such changes could impose new and/or more stringent regulatory requirements on our activities or adversely affect our business, results of operations, and financial condition.

There is also uncertainty regarding whether, when and how the ACA may be further changed, and how the law will be interpreted and implemented. Changes by Congress or government agencies could eliminate or alter provisions beneficial to us, such as provisions affecting the CMS Innovation Center, or alter provisions beneficial to us while leaving in place provisions that negatively affect our business. However, the Biden administration has indicated that it generally intends to protect and strengthen the ACA and Medicaid programs.

There is also uncertainty regarding whether, when and what other health reform measures will be adopted and the impact of such provisions on providers and other healthcare industry participants. For example, some members of Congress have proposed measures that would expand government-funded coverage, and some states are considering or have implemented public health insurance options. CMS administrators may grant states certain additional flexibility in the administration of state Medicaid programs and may deny others. CMS administrators may also make changes to Medicaid payment models. The CMS Innovation Center has noted the need to accelerate the movement to value-based care and drive broader system transformation and indicated that it intends to streamline its payment model portfolio. In addition, several private third-party payers are increasingly employing alternative payment models, which may shift financial risk to healthcare providers. Private third-party payers, large employer groups and their affiliates and other healthcare industry participants may introduce other additional financial or delivery system reforms. We are unable to predict the nature and success of such initiatives. Healthcare reform initiatives, including changes to the ACA, could negatively impact demand for our solutions, such as IHEs, or decrease participation, or result in the discontinuation of, government programs like BPCI-A, which could have a material adverse effect on our business, financial condition and results of operations.

While we believe that we have structured our agreements and operations in material compliance with applicable healthcare laws and regulations, there can be no assurance that we will be able to successfully address changes in the current regulatory environment. We believe that our business operations materially comply with applicable healthcare laws and regulations. However, some of the healthcare laws and regulations applicable to us are subject to limited or evolving interpretations, and a review of our business or operations by a court, law enforcement, or a regulatory authority might result in a determination that could have a material adverse effect on us. Furthermore, the healthcare laws and regulations applicable to us may be amended or interpreted in a manner that could have a material adverse effect on our business, prospects, results of operations and financial condition.

If our providers are characterized as employees, we would be subject to adverse effects on our business and employment and withholding liabilities.

We structure the majority of our relationships with our providers in a manner that we believe results in an independent contractor relationship, not an employee relationship. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. A further complicating factor is there is no single independent contractor test or standard which applies in every jurisdiction, and the test in some jurisdictions is more stringent than in others. Although we believe that our providers are properly characterized as independent contractors, individuals, interest groups, tax or other regulatory authorities have in the past and may in the future challenge our characterization of these relationships. For example, we have been subject to allegations, a lawsuit and inquiries challenging our characterization of these relationships in the past. While these past challenges have not had a material impact on us, there can be no assurance that similar challenges in the future will not have a material impact on our business. If regulatory authorities or state or federal courts were to determine that our providers are employees, and not independent contractors, our mobile network of providers would be disrupted and we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes and to pay unemployment and other related payroll taxes. We would also be liable for unpaid past taxes, subject to penalties and increased operating costs moving forward. As a result, any determination that our providers are our employees could have a material adverse effect on our business, financial condition and results of operations.

Changes in the rules governing Medicare or other federal healthcare programs could have a material adverse effect on our financial condition and results of operations.

A significant portion of our revenues are derived directly or indirectly from government programs, primarily Medicare and, to a lesser extent, Medicaid.

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

In our Episodes of Care Services segment, we generate the majority of our revenue through the BPCI-A program, a voluntary bundled payment model that aims to reduce Medicare fee-for-service expenditures and improve the quality of health outcomes by bundling payment for the care of Medicare beneficiaries in connection with a clinical episode. Changes in government healthcare programs may result in reductions to the reimbursement we receive for our services relating to these programs, and could adversely affect our business and results of operations. The BPCI-A program was established and is administered by CMS Center for Medicare & Medicaid Innovation (“CMMI”). In turn, the ACA established and continues to provide funding for CMMI and its initiatives, including the BPCI-A program.

In addition, from time to time, CMS revises the reimbursement systems used to reimburse healthcare providers or adopts new rules or policies affecting specific programs, such as Medicare Advantage. The IHE services we provide to our health plan customers may be used, in part, to support RAF scores for Medicare Advantage plan members, which affect payment adjustments made by CMS. CMS routinely adjusts the RAF and the monetary “coefficient” values associated with diseases that our customers manage in their member populations. These and related changes could have an adverse effect on our business, financial condition and results of operations.

On September 10, 2020, the OIG issued a report criticizing the use of in-home health risk assessments (which we refer to as IHEs) as a basis for determining risk-adjusted reimbursement rates under the Medicare Advantage program. The OIG report suggested that some Medicare Advantage Organizations (“MAOs”) may be using IHEs to collect diagnoses and maximize risk-adjusted payments without improving care coordination or follow-up care. The report also raised potential payment integrity concerns that inaccurate or unsupported diagnoses could result in inappropriate risk-adjustment payments. In the report, OIG recommended that CMS provide targeted oversight of (i) the parent organizations of the MAOs that drove most of the risk-adjusted payments resulting from IHEs and (ii) the MAOs that drove most of the risk-adjusted payments resulting from IHEs for beneficiaries who had no other service records in the encounter data. CMS responded to OIG and agreed with both recommendations.

OIG also recommended that CMS (i) require MAOs to implement best practices to ensure care coordination for diagnoses identified in IHEs, (ii) reassess the risks and benefits of allowing IHEs to be used as sources of diagnoses for risk adjustment, and reconsider excluding such diagnoses from risk-adjustment; and (iii) require MAOs to flag any MAO-initiated IHEs in their encounter data. CMS responded to the OIG and disagreed with each of these three recommendations.

In September 2021, OIG issued another report focused on both IHEs, and chart reviews, raising concerns about the use of these tools by certain MA companies to maximize risk-adjusted payments. OIG identified a “MA company” as a company owning or having controlling interest in one or more MAOs. The report asserted that 20 MA companies drove a disproportionate share of payments from diagnoses that were reported only on chart reviews and IHEs, that could not be explained by enrollment. The OIG recommended that CMS (i) provide oversight of the 20 MA companies that had a disproportionate share of the risk-adjusted payments from chart reviews and IHEs, (ii) take additional actions to determine the appropriateness of payments and care for the one MA company that substantially drove risk-adjusted payments from chart reviews and IHEs, and (iii) perform periodic monitoring to identify MA companies that had a disproportionate share of risk-adjusted payments from chart reviews and IHEs. In response to these recommendations, CMS indicated that while it continues to support the use of IHEs for wellness, care coordination and disease prevention, it recognizes the concern that IHEs could be used by MAOs primarily for collecting diagnoses for payment rather than to provide treatment and/or follow up care for Medicare Advantage enrollees. CMS added that it would take OIG’s recommendations under consideration in determining policy options for future years.

If, in the future, CMS chooses to restrict the use of diagnoses generated from IHEs for risk adjustment purposes, it could have a material adverse effect on demand for IHEs by Medicare Advantage plans. Other changes affecting IHEs could also negatively affect us, particularly if we are not able to sufficiently adapt our processes in response to changes or if they affect certain competitive advantages we may have in the market.

There is also uncertainty regarding Medicare Advantage beneficiary enrollment, which, if reduced, would reduce our overall revenues and net income. Because IHEs are primarily provided to Medicare Advantage members, uncertainty over Medicare Advantage enrollment presents a continuing risk to our business.

In our Home & Community Services segment, we are increasingly realizing opportunities through Medicaid managed care organizations. Medicaid is funded by and operated through a collaborative arrangement between federal and state governments that results in some differences from state to state, which at times can be significant. The ACA gives states the option to expand financial eligibility for who can participate in Medicaid from 100% of the federal poverty level to 133% of the federal poverty level. As Medicaid enrollment and spending continue to grow, some state governments are navigating budgetary shortfalls by considering and implementing changes intended to reduce their Medicaid expenditures. Many states have adopted, or are considering, measures designed to reduce coverage and/or enroll Medicaid recipients in managed care programs. Further, legislative and administrative actions at the federal level may significantly alter the funding for, or structure of, state Medicaid programs. CMS may implement changes through new or modified demonstration projects authorized pursuant to Medicaid waivers. Some of these changes may decrease reimbursement for services provided to Medicaid enrollees or affect enrollment eligibility, which could reduce our Medicaid business and have an adverse effect on our business, results of operations and financial condition.

Current or future changes in government healthcare programs could decrease the payments we receive for our services, may affect the cost of providing services, or require us to change how our services are provided, any of which could have a material, adverse effect on our financial position and results of operations.

If we fail to comply with extensive laws and regulations that apply to our business, we could suffer substantial penalties that could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price and we could be required to make significant changes to our operations.

Our operations are subject to extensive federal, state and local laws and regulations, including but not limited to:

•federal and state anti-kickback laws, including the federal Anti-Kickback Statute (“AKS”), which prohibits directly or indirectly soliciting, receiving, offering or paying any remuneration with the intent of generating referrals or orders for items or services covered by a federal healthcare program, such as Medicare and Medicaid;
•federal and state self-referral laws, including the Stark Law, which prohibits physicians from referring Medicare patients to healthcare entities in which they or any of their immediate family members have an ownership interest or other financial arrangements, if these entities provide certain “designated health services” reimbursable by Medicare, unless an exception applies, and also prohibits entities that provide designated health services from billing the Medicare programs from any items or services that result from a prohibited referral;
•the FCA and similar state laws that impose civil and criminal liability on individuals or entities that knowingly submit or cause to be submitted, false or fraudulent claims for payment to the government or knowingly make, or cause to be made, a false statement material to a false claim;

•the Civil Monetary Penalties Law, which prohibits various forms of fraudulent or abusive conduct involving the Medicare, Medicaid and other federal healthcare programs;
•federal and state laws regarding the collection, use and disclosure of personally identifiable information (“PII”), as well as personally identifiable health information, including the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their implementing regulations (collectively known as “HIPAA”), laws governing the interoperability of health information and information blocking;
•federal and state laws governing the handling and disposal of pharmaceuticals and blood products and other biological materials;
•federal, state and local laws and regulations that govern workplace and worker health and safety;
•state laws governing the corporate practice of medicine and fee splitting;
•federal and state laws and regulations relating to licensure, certification and accreditation as well as enrollment with government programs; and
•federal and state laws and regulations addressing the provision of services by nurse practitioners and physician assistants, including scope of practice restrictions and physician supervision requirements, and reimbursement.

We have a variety of financial relationships with physicians and others who either refer or influence the referral of patients to us or who may be the recipient of referrals from us. Many of these relationships are complex or involve multiple parties, such as the relationships that may be created through our Partner Program. The OIG has enacted safe harbor regulations that outline practices deemed protected from prosecution under the AKS. While we endeavor to comply with applicable safe harbors, such as the eligible managed care organization (“EMCO”) safe harbor, certain of our arrangements may not qualify for safe harbor protection. Failure to qualify for a safe harbor does not mean the arrangement necessarily violates the AKS but may subject the arrangement to greater scrutiny.

For example, our Episodes of Care programs involve a number of arrangements that potentially implicate the AKS because they may involve payments intended to influence behavior relative to federal healthcare program beneficiaries, including risk-sharing and “gainsharing” arrangements (in which a share of cost savings for patient care attributable in part to a physician’s efforts are shared with the physician). With respect to BPCI-A and other current CMS innovation models in which we may participate, the OIG and CMS jointly issued waivers of the AKS and certain other fraud and abuse laws. However, with respect to our non-BPCI-A Episodes of Care program and any other future episode of care programs in which we may participate, there are no fraud and abuse waivers that are directly applicable. Effective in early 2021, CMS and OIG established new safe harbors that protect certain value-based arrangements. We will continue to assess how these new safe harbors may apply to both new and existing programs.

Additionally, the federal government and state governments have used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare, Medicaid and other federal and state health care programs. Such liability can attach to individuals or entities that do not directly submit claims if they knowingly cause the submission of false claims or knowingly provide material false information to the entity submitting claims. For example, if an IHE with inaccurate diagnosis data is used by a plan customer to seek additional Medicare reimbursement, we could be held liable under these statutes if the requisite knowledge (including reckless disregard) of the inaccuracy exists. Moreover, amendments to the federal AKS in the ACA make claims resulting from AKS violations potentially subject to liability under the FCA, including qui tam or whistleblower suits. The penalties for a violation of the FCA range from $5,500 to $11,000 (amounts not adjusted for inflation) for each false claim, plus three times the amount of damages caused by each such claim, which generally means the amount received directly or indirectly from the government. Most recently, on December 13, 2021, the DOJ issued a final rule announcing adjustments to FCA penalties, under which the per claim penalty ranges from a minimum of $11,803 to a maximum of $23,607 for penalties assessed after December 13, 2021, compared to the prior range of $11,665 to $23,331. These increased amounts apply to any violation of the FCA that occurred after November 2, 2015. For these reasons, in the event of an alleged violation of the FCA, we could face substantial penalties.

In addition to the provisions of the FCA, which provide for civil enforcement, state or federal governments can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the state or federal government or have caused such claims to have been submitted. Prosecution under these laws can result in fines or imprisonment.

We endeavor to comply with all applicable legal requirements, including by endeavoring to structure all of our relationships with providers in our mobile network, partners we work with in our Partner Program, and provider partners we work with in our Episodes of Care programs to comply with state and federal anti-kickback and self-referral laws, as well as the various state prohibitions against the corporate practice of medicine, fee splitting and other applicable healthcare laws. However, due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws.

Moreover, the various laws and regulations that apply to our operations are often subject to varying interpretations and may be conflicting, and additional laws and regulations potentially affecting our customers continue to be promulgated that may impact us. As we expand our business lines, we may cross into differing regulations and regulatory structures with which we may have less experience or familiarity. The potential costs of compliance with or imposed by new and existing regulations and policies that are applicable to us may affect providing these services and could have a material adverse impact on our results of operations. Moreover, a violation or departure from any of the legal requirements implicated by our business may result in, among other things, government audits, significant fines and penalties, the potential loss of certification, recoupment efforts, voluntary repayments or termination of customer contracts. These legal requirements may be civil, criminal, contractual or administrative in nature depending on the law or requirement.

If any of our operations are found to violate applicable government laws or regulations, we could be subject to substantial penalties and other consequences that could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price, including:

•suspension or termination of our participation in government healthcare programs, including Medicare and Medicaid and/or the loss of operating licenses;
•refunds of amounts received in violation of law or applicable payment program requirements dating back to the applicable statute of limitation periods;
•findings of criminal or civil liability, which may result in substantial fines, damages or monetary penalties;
•imposition of, and compliance with, Corporate Integrity Agreements that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our business practices, which could have a significant impact on our business operations and lead to potential fines, among other things;
•reduced demand for our services by Medicare Advantage plans and/or Medicaid managed care organizations; and

•breach of contract claims and/or harm to our reputation which could negatively impact our business relationships, affect our ability to attract and retain customers, individuals and providers, affect our ability to obtain financing and decrease access to new business opportunities, among other things.

We utilize considerable resources to monitor laws and regulations and implement necessary changes. However, the laws and regulations in these areas are complex, changing and often subject to varying interpretations. As a result, there is no guarantee that we will be able to adhere to all of the laws and regulations that apply to our business and there may be insufficient reporting for the detection and prevention of fraud, waste and abuse, and any failure to do so could have a material adverse impact on our business, results of operations, financial condition, cash flows and reputation. In addition, the costs of compliance with, and the other burdens imposed by, these and other laws and regulations may increase our operational costs and have other negative effects on our business. In addition, we may face audits or investigations by government agencies relating to our compliance. An adverse outcome under any such audit or investigation or even a public announcement that we are being investigated for possible violations could result in liability, adverse publicity, and adversely affect our business, financial condition, and results of operations.

Actual or perceived failures to comply with data privacy and security laws or regulations could result in significant liability or reputational harm and, in turn, a material adverse effect on our customer base and revenue.

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, creation, receipt, transmission, storage and other processing of data we hold, including PHI and PII. These laws and regulations include HIPAA, 42 C.F.R. Part 2, and a range of other federal and state laws and regulations that protect data pertaining to specific conditions, such as substance abuse disorder information, HIV/AIDS, genetic disorders, mental and behavioral health. These laws and regulations continue to evolve, and the cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. HIPAA establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. We may be acting as a covered entity in certain instances and as a business associate in other instances. As a business associate to our customers, we are also obligated to additional contractual requirements.

HIPAA extensively regulates the use and disclosure of PHI and requires us to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. Covered entities must report breaches of unsecured PHI without unreasonable delay to affected individuals, HHS and, in the case of larger breaches, the media.

As a result of the COVID-19 pandemic, HHS’s Office for Civil Rights (“OCR”), which enforces HIPAA, has issued a notice of enforcement discretion for telehealth remote communications, which states that OCR will exercise its enforcement discretion and will not impose penalties for noncompliance with regulatory requirements under HIPAA against HIPAA-covered healthcare providers in connection with the good-faith provision of telehealth during the COVID-19 nationwide public health emergency. During the COVID-19 pandemic, our vIHEs have at times been conducted using several applications that allow for audio-video communications, such as Apple Face Time. OCR has stated that covered healthcare providers may use such applications without risk that OCR might seek to impose a penalty for noncompliance with HIPAA. OCR has also stated that it will not impose penalties against covered healthcare providers for the lack of a HIPAA Business Associate Agreement with video communication vendors (such as Apple) or any other noncompliance with HIPAA that relates to the good-faith provision of telehealth services during the COVID-19 nationwide public health emergency. Once the COVID-19 pandemic ends and OCR’s enforcement discretion is rescinded, ensuring full compliance may cause us to incur substantial costs or require us to change our business practices, systems or procedures in a manner that is adverse to our business.

The failure to comply with HIPAA can result in civil monetary penalties and, in certain circumstances, criminal penalties including fines and/or imprisonment. A covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. HHS Is required to perform compliance audits, and state attorneys general may enforce the HIPAA privacy and security regulations in response to violations that threaten the privacy of state residents.

Although, HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI or PII. Moreover, many state laws do create state-specific private rights of action for conduct that would otherwise violate HIPAA or state law obligations. Class-action lawsuits are becoming an expected and more common occurrence in cases of breaches.

In addition to HIPAA, numerous other federal and state laws and regulations designed to protect the collection, use, confidentiality, privacy, availability, creation, receipt, transmission, storage, integrity and security of PHI and other types of PII have been enacted, including the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020 and extends expanded privacy rights and protections to California residents, provides for civil penalties for violations and a private right of action for data breaches. In addition, the California Privacy Rights Act (“CPRA”) will become effective on January 1, 2023 and will impose additional obligations on covered companies and significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information and creating a new state agency to oversee implementation and enforcement efforts. The effects of the CCPA and CPRA are potentially far-reaching and may require us to modify certain of our policies and practices regarding the collection, use, processing, and sharing of certain personal information. Other states, such as Virginia and Colorado, are also considering enacting or have already enacted data privacy legislation. Privacy and data security statutes and regulations vary from state to state, and these laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules. These laws and regulations are often uncertain, contradictory, and subject to changing or differing interpretations. In addition, laws in all 50 states and other United States territories require businesses to provide notice to individuals whose PII has been disclosed as a result of a data breach.

As we look to expand our workforce into Ireland, we may be subject to international data protection regulations related to the collection, transmission, storage and use of employee data. For example, the General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018, imposes strict compliance obligations on the collection, use, retention, security, processing, transfer and deletion of PII and creates enhanced rights for individuals. The GDPR includes requirements to provide detailed notices about how personal data is collected and processing, demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities, granting rights for data subjects in regard to their personal data, the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches and other compliance obligations. Under the GDPR, data protection authorities have the power to impose significant administrative fines for violations, up to the greater of €20 million or 4% of worldwide annual revenues, which may also lead to damages claims by data controllers and data subjects. The GDPR also requires that personal information may be transferred outside of the European Economic Area to jurisdictions that have not been deemed adequate by the European Commission, including the United States, only if certain safeguards are taken to legitimize those data transfers. Recent legal developments in the E.U. have created complexity and uncertainty regarding such transfers. As a result, we may find it necessary to establish systems to maintain personal data originating from the E.U., which may involve substantial expense and may cause us to need to divert resources from other aspects of our business.

In addition, as required by certain laws, we publicly post documentation regarding our privacy practices concerning the collection, processing, use and disclosure of certain data. The publication of our privacy policy and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. In addition, although we endeavor to comply with our published policies and documentation, individuals could allege we have failed to do so, or we may at times actually fail to do so despite our efforts.

We expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future, and the interpretations of existing laws to change. In the event that new privacy and data security laws are implemented or requirements otherwise change, we may not be able to timely comply with such requirements, compliance with such requirements could require expending significant resources, or such requirements may not be compatible with our current processes. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems or compliance procedures in a manner that is adverse to our business.

In addition to government regulation, privacy advocates and industry groups may propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards or to facilitate our customers’ compliance with such standards.

In addition, our failure to adequately train or monitor our workforce with respect to the requirements of applicable privacy and data security laws and regulations, and our own policies and procedures, has exposed, and may in the future expose, us to risks, including risks resulting from inadvertent disclosures or unintentional acquisitions of, access to, or uses of PHI or PII. Although we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy, data protection, and information security, some PHI and other PII or confidential information is transmitted to us by third parties (including, but not limited to, vendors and other service providers), who may not implement adequate security and privacy measures. We may be negatively impacted if such third parties fail to comply with security and privacy laws.

In addition, health care providers and industry participants are also subject to a growing number of requirements intended to promote the interoperability and exchange of patient health information. For example, beginning April 5, 2021, health care providers and certain other entities are subject to information blocking restrictions pursuant to the 21st Century Cures Act that prohibit practices that are likely to interfere with the access, exchange or use of electronic health information, except as required by law or specified by HHS as a reasonable and necessary activity.

We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these laws and regulations. Any failure or perceived failure by us to comply with applicable laws or regulations governing the privacy, security and exchange of PII, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, significant fines or civil penalties, private claims, including class actions and claims of claims of unfair or deceptive business practices, and damage to our reputation, any of which could have a material adverse effect our business and our financial results.

Our use, protection, or handling of data may be subject to challenges by our customers, regulators, business associates, and other third parties.

We take steps to structure our use, handling, and protection of data, including PHI and other PII, to be in compliance with applicable laws, contractual commitments and internal policies. However, customers, regulators, business associates, or other third parties may decide to implement different restrictions on our use, protection, and sharing of data, and such different restrictions could materially impact our ability to conduct our business. We rely on third parties, including third parties with offshored or distributed workforces. If we are unable to continue to use offshore resources for certain operational functions, our operational costs would increase. Further, our reliance on these third parties may also lead to access of data in an environment that is not contemplated by the applicable restrictions in law or contract. These risks were amplified by the abrupt onset of the COVID-19 pandemic and the corresponding rise of remote/work-from-home workforce by our company, our customers, our suppliers, and our business associates. Noncompliance with applicable data use restrictions by us or our third party vendors could harm our business.

Evolving government regulations may result in increased costs or adversely affect our results of operations.

In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion, or reinterpretation of various laws and regulations. There could also be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us, and we cannot predict all the ways in which implementation of such laws and regulations may affect us. Furthermore, both state and federal regulation of managed care typically lag behind innovation. As a result, there is uncertainty as to how our offerings will be viewed by future lawmakers and/or regulators. Similarly, the predilections of the current regulators impact how laws and regulations are interpreted, applied and enforced. Compliance with future laws and regulations or the regulators’ interpretations of the laws and regulations may require us to change our practices at an undeterminable, and possibly significant, initial and annual expense, or may negatively affect the demand for our services. Any related additional monetary expenditures may increase future overhead, which could harm our business. Take, for example, the possibility that additional governmental action is taken to address the COVID-19 pandemic. In June 2020, CMS permitted participants in BPCI-A to opt out of both upside and downside risk entirely for 2020 or carve out the episodes in 2020 in which the patient was ultimately diagnosed with COVID-19, which negatively impacted our revenues during 2020. In addition, CMS subsequently announced that all episodes in 2021 with a COVID-19 diagnosis would automatically be excluded from reconciliation. That exclusion continues to apply to episodes in 2022 with COVID-19 diagnoses.

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

Additionally, the introduction in the future of new offerings, including a non-BPCI-A Episodes of Care offering based on prospective payments rather than retrospective reconciliations, may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require licensure or certification under state law, increased security measures and/or expenditure of additional resources to monitor state regulation. Failure to comply with regulations implicated by the prospective payment model could delay or possibly prevent our existing and future offerings from being extended to our customers, which could harm our business.

Our employment of and contractual relationships with our providers may subject us to licensing and other regulatory risks.

Our engagement with and use of physicians, nurse practitioners, physician assistants and other health care professionals may subject us to state and other licensing and regulatory risks. Although we license and credential our providers through an in-house National Committee for Quality Insurance certified program and monitor our providers to verify their licenses are current and have not expired, we cannot guarantee that any such expiration will be immediately detected. If we fail to effectively monitor the expiration of each provider’s Medicare and Medicaid enrollment status, it could pose a financial risk if a health plan rejects a claim based on a provider not being a participating provider in Medicare or a particular state’s Medicaid program at the time. In addition, our providers’ use of telehealth services related to COVID-19 may also may subject us to certain licensing and regulatory risks. For example, there may be potential risks if one of our employed and contracted providers provides services to individuals residing in states outside of the state or states in which such providers are licensed or registered or fails to meet applicable state telehealth delivery requirements. The services provided by our providers may be restricted by state regulatory requirements and subject to review by state or other regulatory bodies. In addition, any activities conducted by our providers that are in violation of practice rules could subject us to fines or other penalties. For example, as we expand our solutions to provide new services, our providers could be found to be practicing outside the scope of their respective licenses in violation of applicable laws. Further, if one of our providers is found to be acting outside the scope of their professional license in violation of the applicable state’s practice laws, such activity could result in disciplinary action against the provider by the applicable licensing agency. The definition of what constitutes the practice of medicine, nursing or other health professions varies by state.

In addition, although we have endeavored to structure our operations to comply with all applicable state corporate practice of medicine and fee splitting rules, there remains some risk that we may be found in violation of those state laws, which may result in the imposition of civil or criminal penalties. Certain states prevent corporations from employing or being licensed as practitioners and prohibit certain providers such as physicians from practicing medicine or their respective health profession in partnership with non-professionals, such as business corporations. Certain activities other than those directly related to the delivery of healthcare may be considered an element of the practice of a health profession in certain states or be viewed as controlling the practice of a health profession. These laws, which vary by state, may also prevent the sharing of professional services income with non-professional or business entities. Any determination that we are acting in the capacity of a healthcare provider, exercising undue influence or control over a healthcare provider’s independent clinical judgment, or impermissibly splitting fees with a healthcare provider, may damage our reputation, cause us to lose customers, result in significant sanctions against us and our providers, including civil and criminal penalties and fines, additional compliance requirements, expense, and liability to us, and require us to change or terminate some portions of our contractual arrangements or business.

Alleged violations of the TCPA or the Controlling the Assault of Non-Solicited Pornography and Marketing (“CAN-SPAM”) Act may cause us to face litigation risk.

The TCPA places restrictions on making outbound calls, faxes, and SMS text messages to consumers using certain types of automated technology. Prior express consent, and in the case of marketing calls prior express written consent, of consumers may be required to override certain activities prohibited under the TCPA. The scope and interpretation of the TCPA is always evolving and developing, as are other laws that are or may be applicable to making calls and delivering SMS text messages to consumers. TCPA violations may be subject to penalties of $500 per violation and $1,500 for each willful or knowing violation. Recent expansion of the law through the Telephone Robocall Abuse Criminal Enforcement and Deterrence (“TRACED”) Act expanded the authority of the Federal Communications Commission (“FCC”) to impose civil penalties of up to $10,000 per call for intentional violations of federal robocall laws and increased the time period that the FCC can take action against those who intentionally violate federal law to four years. This penalty is in addition to other penalties for TCPA violations.

We schedule IHEs with individuals through a variety of methods, including telephone calls. Under the TCPA, we generally are not able to call members using an automated telephone dialing system to schedule an IHE if the members did not provide their telephone numbers to their health plan, who in turn provided us with these numbers. As a result of the TCPA restrictions, if the contact information provided by health plans is incomplete or incorrect, we may have difficulty scheduling IHEs with members on the Member List, or be subject to lawsuits for claims arising under the TCPA. The individual facts of each call determine whether such a call complies with the TCPA.

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

To the extent these and similar laws, rules and regulations apply to our business, we are required to comply with them. We could face allegations that we have violated these laws, rules and regulations, and even if they are without merit, we could face liability and harm to our reputation. We could also become liable under these laws or regulations due to the failure of our customers or vendors to comply with these laws, and as a result we could face liability and harm to our reputation. In addition, our customers may impose stricter contractual requirements than the law requires, which could require us to change our operations and/or incur additional costs to comply.

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

The expansion of our non-BPCI-A Episodes of Care business may subject us to additional licensing and other regulatory risks.

As we grow our Episodes of Care business, we will be required to comply with additional laws and regulations. This will occur if we expand our non-BPCI-A Episodes of Care services to additional states or if we offer non-BPCI-A Episodes of Care in different markets, such as the Medicaid managed care space.

For example, if we expand our non-BPCI-A Episodes of Care business to include a program based on prospective payments rather than retrospective reconciliations, we could be considered an insurer, third-party administrator or other regulated entity under some states’ laws. For example, depending on how it is structured, a prospective non-BPCI-A Episodes of Care offering may be considered an insurance product in some states, the offering of which would require us to obtain an insurance company license and meet statutory capital and surplus requirements. Even if insurance company licensure is not required, we may still be regulated as a managed care entity such as a third-party administrator, limited health service organization, preferred healthcare provider organization, network contracting entity or similar regulated entity. Failure to obtain a license or certification, register with the appropriate regulatory authority or comply with state-imposed requirements for regulated managed care entities, could result in fines, cease and desist orders or even, in some instances, criminal charges.

Our non-BPCI-A Episodes of Care offering may involve a number of arrangements that potentially implicate the AKS, because they may involve payments intended to influence behavior relative to Medicare, Medicaid or other federal healthcare program beneficiaries, including risk sharing and gainsharing arrangements. While there is no fixed definition of a “gainsharing” arrangement, the term typically refers to an arrangement in which a share of cost savings for patient care attributable in part to a healthcare provider’s efforts are shared with the healthcare provider. The OIG has recognized that there are legitimate interests in enlisting healthcare providers in efforts to reduce unnecessary costs from the health care system and, if appropriately structured, such gainsharing arrangements should not violate the AKS. With respect to BPCI-A and other CMS innovation models in which we may participate, the OIG and CMS jointly issued waivers of certain fraud and abuse laws, including the AKS. With respect to our non-BPCI-A Episodes of Care program, however, there are no such fraud and abuse waivers that are directly applicable. There are, however, new safe harbors that protect certain value-based arrangements. We are assessing how these new safe harbors may apply to both new and existing programs. While we endeavor to carefully structure these arrangements in accordance with applicable guidance to be in compliance with the fraud and abuse laws, such arrangements are subject to a case-by-case analysis based on the intent of the parties and the overall potential for abuse. If any of our business transactions or arrangements were found to violate the AKS or other fraud and abuse laws, we could face, among other things, criminal, civil or administrative sanctions, including possible exclusion from participation in Medicare, Medicaid and other state and federal healthcare programs. Any findings that we have violated these laws could have a material adverse impact on our business, results of operations, financial condition, cash flows, reputation and the price of our Class A common stock.

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

Our business is highly dependent on maintaining effective information technology systems as well as the integrity and timeliness of the data we use to serve our customers and their members and patients, support our partners and operate our business. It is possible that hardware failures or errors in our systems could result in data loss or corruption, or cause the information that we collect to be incomplete, or contain inaccuracies that our customers regard as significant. Because of the large amount of data that we collect and utilize, if our data were found to be inaccurate or unreliable, or became inaccessible, whether due to failures, errors, or other reasons, or if we, or any of our third-party service providers, especially our third-party dialing and routing software systems, were to fail to effectively maintain such information systems and data integrity, we could experience operational disruptions that may impact our customers, individuals and partner teams, and hinder our ability to provide services, establish appropriate pricing for services, retain and attract customers, establish reserves, report financial results timely and accurately and maintain regulatory compliance, among other things.

Our information technology strategy and execution are critical to our continued success. We must continue to invest in long-term solutions that will enable us to anticipate customer needs and expectations, enhance our customer experience, act as a differentiator in the market, comply with applicable laws, and protect against cybersecurity risks and threats. Our success is dependent, in large part, on maintaining the effectiveness of existing technology systems and continuing to deliver and enhance technology systems that support our business processes in a cost-efficient and resource-efficient manner, and enable us to analyze and manage data in a comprehensive manner. Increasing and shifting regulatory and legislative requirements are likely to place additional demands on our information technology infrastructure that could have a direct impact on resources available for other projects tied to our strategic initiatives.

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

In the ordinary course of our business, we collect, store, use, disclose and otherwise process sensitive data, including PHI, and other types of personal data or PII relating to our employees, customers, their members and patients, individuals and others. We also process and store, and use third-party service providers to process and store, sensitive information, including intellectual property, confidential information and other proprietary business information. We protect, manage and maintain such sensitive data and information utilizing a combination of security technologies, on-site systems, threat intelligence, managed data center systems and cloud-based computing and processing.

We have implemented multiple layers of security measures to protect confidential data that we collect and store through technology, processes, and our people, and our defenses are monitored and routinely tested internally and by external parties. We are highly dependent on information technology networks and systems, including the internet, to securely process, transmit and store this sensitive data and information. As a result, the continued development and enhancement of controls, processes, and practices designed to protect our information systems from attack, damage, or unauthorized access remain a priority for us. Despite these efforts, we cannot guarantee that our controls for processing, transmission and storage are sufficient. Security breaches of, or interruptions to, this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, or employee or contractor error, negligence or malfeasance, have in the past, and may in the future, create system disruptions or shutdowns, result in unauthorized access to, or disclosure, misuse, modification, or loss or destruction of, our or our customers’ (or their members’ and patients’) or employees’ data, or result in damage, disablement, or encryption of our data or our customers’ (or their members and patients’) or employees’ data. Such data may include sensitive data or information, including PHI and other PII. In some cases, these risks may be heightened when employees are working remotely. Data incidents could result in interruptions, delays, loss, access, misappropriation, and disclosure or corruption of data which could damage our reputation and could otherwise adversely impact our business. We maintain back-up facilities and certain other redundancies for each of our major data centers to reduce the risk that any such event will interrupt our business operations. However, like many other organizations, we have experienced data incidents from time to time in the course of our business and handled these incidents in accordance with our internal policies and understanding of the applicable laws. There can be no assurance that we will not be subject to data incidents that bypass our security measures, result in loss of confidential information, or dispute our information systems or business.

We utilize third-party service providers for important aspects of the collection, storage, processing and transmission of employee and customer (and their members’ and patients’) information, and other confidential and sensitive information, and therefore rely on such third-party service providers to manage functions that have material cybersecurity risks. In some cases, these risks may be heightened when information is transferred, processed, collected or stored offshore. Because of the sensitivity of the information we and our service providers collect, store, use, transmit, and otherwise process, the security of our technology and other aspects of our services, including those provided or facilitated by our third-party service providers, are important to our operations and business strategy. We take certain administrative, physical and technological safeguards to address these risks, such as by requiring contractors and other third-party service providers who handle this sensitive information on our behalf to enter into agreements that contractually obligate them to use reasonable efforts to safeguard such sensitive information, and to comply with applicable laws regarding their collection, storage, processing, and transmission of such sensitive information. Measures taken to protect our systems, those of our contractors or third-party service providers, or the sensitive information we or our contractors or third-party service providers process or maintain, may not adequately protect us from the risks associated with the collection, storage, use, transmission and processing of such sensitive data and information. We have and may in the future be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches, regardless of whether such breaches are of our systems or networks, or the systems or networks of our third-party service providers. Despite our implementation of data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy, data protection and information security, cyberattacks are becoming harder to detect and more sophisticated and frequent. As a result, we or our third-party service providers have and may in the future be unable to anticipate the techniques used to attack our or their systems or networks, or to implement adequate protective measures. These risks may be heightened in connection with employees working from remote work environments, as our dependency on certain service providers, such as video conferencing and web conferencing services, has significantly increased. In additional, to access our network, products and services, customers and other third parties may use personal mobile devices or computing devices that are outside of our network environment and subject to their own security risk. A breach or attack affecting any of these third parties could harm our business. We cannot assure that we can prevent all security breaches.

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

Security breaches, privacy violations, interruptions of systems or other security incidents that we or our third party service providers experience, or the perception that such incidents have occurred, have and could in the future harm our reputation, compel us to comply with breach notification and other laws, expose us to legal liabilities, including litigation, regulatory enforcement, sanctions, resolution agreements and orders, disputes, investigations, indemnity obligations, damages for contract breach or penalties for violation of applicable laws or regulations, cause us to incur significant costs for investigations and remediation, fines, penalties, notification to individuals and for measures intended to repair or replace systems or technology and to prevent future occurrences, and to potential increases in insurance premiums. Such an event may also require us to verify the accuracy of database contents, resulting in increased costs or loss of revenue. For example, in October 2020, we learned that one of our IT employees had posted his log-in credentials on an IT support website in violation of our policies. We hired a reputable third-party IT forensics firm to conduct a full investigation, and determined that PII, including names, addresses and dates of birth of up to 1,700 patients treated by our provider partners could have potentially been exposed. There can be no guarantee that we will not experience similar data security incidents in the future. If we are unable to prevent or mitigate security breaches, privacy violations, interruptions of systems or other security incidents in the future, or to implement satisfactory remedial measures, or if it is perceived that we have been unable to do so, our operations could be disrupted, we may be unable to provide access to our systems, and we could suffer a loss of customers, and we may as a result suffer loss of reputation and individual and investor confidence. In addition, our customers may be adversely impacted, we may suffer financial losses, and could be subject to governmental investigations or other actions, regulatory or contractual penalties, or other claims and liability, including under laws and regulations that protect the privacy of individual health information or other information, such as HIPAA. We cannot ensure that any limitation of liability or indemnity provisions in our contracts, including with third-party vendors and service providers, for a security lapse or breach or other security incident would be enforceable or adequate, or would otherwise protect us from any liabilities or damages with respect to any particular claim. These risks may increase as we continue to grow and collect, store, use, transmit and process increasingly large amounts of data. In addition, security breaches and other unauthorized access to, or acquisition or processing of, data can be difficult to detect, and any delay in identifying such incidents or in providing any notification of such incidents may lead to increased harm to our business and our customers and could subject us to governmental investigations or other actions, including penalties and resolution agreements.

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

While we maintain insurance covering certain business interruptions, security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability, or all types of liability, or cover all indemnification claims against us relating to a security incident or breach, disruption in information technology services, and in any event, insurance coverage would not address the reputational damage that could result from a security incident. Moreover, we cannot be certain that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our business, financial condition and results of operations.

Disruptions of the information technology systems or infrastructure of certain of our third-party vendors and service providers could also disrupt our businesses, damage our reputation, increase our costs, and have a material adverse effect on our business, financial condition and results of operations.

We rely heavily on the communications and information systems of third parties to conduct our business. For instance, we rely on computing infrastructure operated by Amazon Web Services (“AWS”) and Microsoft Azure (“Azure”) to host or operate some or all of certain key products or functions of our business. Leveraging these technologies supports our customers’ need to be able to access our platform at any time, without interruption or degradation of performance. Our platform depends, in part, on the virtual cloud infrastructure hosted in AWS and Azure. Although we have disaster recovery plans that utilize multiple AWS and Azure locations and leveraged redundancy of architecture inherent in cloud services, any incident materially affecting their infrastructure could adversely affect our cloud-native platform. A prolonged AWS or Azure service disruption affecting our cloud-native platform would adversely impact our ability to service our customers and could damage our reputation with current and potential customers, expose us to liability, result in substantial costs for remediation, could cause us to lose customers, or otherwise harm our business, financial condition and results of operations. We may also incur significant costs for using alternative hosting sources or taking other actions in preparation for, or in reaction to, events that damage the AWS or Azure services we use. In the event that our AWS or Azure service agreements are terminated, or there is a lapse of service, elimination of AWS or Azure services or features that we utilize, or damage to such facilities supporting our environment, we may experience interruptions in access to our platform as well as significant delays and additional expenses in arranging for or creating new facilities or re-architecting our platform for deployment on a different cloud infrastructure service provider, which would adversely affect our business, financial condition, and results of operations.

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

There can be no guarantee that others will not infringe on our trademarks or other intellectual property rights, independently develop similar technology, duplicate any of our technology or services, or design around our intellectual property rights. Additionally, monitoring unauthorized use of our intellectual property rights is difficult and costly. From time to time, we seek to analyze our competitors’ services, and may in the future seek to enforce our rights against potential infringement. However, the steps we have taken to protect our intellectual property rights may not be adequate to prevent infringement, misappropriation or other violations of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Furthermore, intellectual property laws may change over time, and such changes may impair our ability to protect or enforce our intellectual property rights. Any inability to meaningfully protect and enforce our intellectual property rights could result in harm to our ability to compete and reduce demand for our technology and services. Moreover, our failure to develop and properly manage new intellectual property could adversely affect our market position and business opportunities, including in our non-BPCI-A Episodes of Care solutions. Also, some of our services rely on technologies and software developed, supported, or licensed from third parties, and we may not be able to maintain our relationships with such third parties or enter into similar relationships in the future on commercially reasonable terms, or at all.

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

We also license software from third-party vendors. Third parties may claim that our use of such licensed software infringes upon their intellectual property rights. Although we seek to secure indemnification protection from our software vendors to protect us against potential third-party infringement claims in connection with our use of such license software, not all of our vendors agree to provide us with sufficient indemnification protection, and in the instances where we do secure indemnification protection from our vendors, it is possible such vendors may be unwilling or unable to honor such indemnification obligations.

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

Many of our employees, consultants and advisors, or individuals that may in the future serve as our employees, consultants and advisors, are currently or were previously employed at companies including our competitors or potential competitors. Although we try to ensure that our employees, consultants, independent contractors and advisors do not use the confidential or proprietary information, trade secrets or know-how of others in their work for us, or breached their restrictive covenants with their previous employer when they are employed by us, we may be subject to claims that we have, inadvertently or otherwise, used or disclosed confidential or proprietary information, trade secrets or know-how of these third parties, or that our employees, consultants or, independent contractors or advisors have, inadvertently or otherwise, used or disclosed confidential information, trade secrets or know-how of such individual’s current or former employer. We may also be subject to claims that our employee breached agreements with their former employer. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, and whether or not such claims have merit, litigation could result in substantial cost and be a distraction to our management and employees. Claims that we, our employees, consultants or advisors have misappropriated the confidential or proprietary information, trade secrets or know-how of third parties could therefore have a material adverse effect on our business, financial condition and results of operations.

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

In the future, data providers could withdraw their data from us or restrict our usage for any reason, including if there is a competitive reason to do so, or if legislation is passed restricting the use of the data or if judicial interpretations are issued restricting use of the data that we currently use to support our services. In addition, data providers could fail to adhere to our quality control standards in the future, causing us to incur additional expense to appropriately use such data. If a substantial number of data providers were to withdraw or restrict our use of their data, or if they fail to adhere to our quality control standards, and if we are unable to identify and contract with suitable alternative data suppliers and integrate these data sources into our service offerings, our ability to provide services to our customers would be materially and adversely impacted, which could have a material adverse effect on our business, financial condition and results of operations. We also integrate third-party applications into our internally developed applications and use third-party software to support our technology infrastructure. Some of this software is proprietary and some is open source software. These technologies may not be available to us in the future on commercially reasonable terms or at all and could be difficult to replace once integrated into our own internally developed applications. Many of these licenses can be renewed only by mutual consent and most may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain, maintain or comply with any of these licenses could delay development until equivalent technology can be identified, licensed and integrated, which would harm our business, financial condition and results of operations.

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

We are a holding company and our principal asset is our ownership of 75.1% of the outstanding LLC Units of Cure TopCo. We have no independent means of generating revenue. Cure TopCo is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, the taxable income of Cure TopCo is allocated to holders of LLC Units, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of Cure TopCo. We also incur expenses related to our operations, and will have obligations to make payments under the Tax Receivable Agreement. As the sole managing member of Cure TopCo, we intend to cause Cure TopCo to make distributions to the holders of LLC Units (including us) in amounts sufficient to (i) cover all applicable taxes payable by us and the other holders of LLC Units, (ii) allow us to make any payments required under the Tax Receivable Agreement, (iii) fund dividends to our stockholders in accordance with our dividend policy, to the extent that our board of directors declares such dividends and (iv) pay our expenses.

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

The Pre-IPO LLC Members control at least 75.0% of the combined voting power of our common stock. This concentration of ownership and voting power may delay, defer or even prevent an acquisition by a third party or other change of control of our company, which could deprive you of an opportunity to receive a premium for your shares of Class A common stock and may make some transactions more difficult or impossible without the support of the Pre-IPO LLC Members, even if such events are in the best interests of minority stockholders. Furthermore, this concentration of voting power with the Pre-IPO LLC Members may have a negative impact on the price of our Class A common stock.

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

In addition, until such time as no Pre-IPO LLC Member party to the stockholders agreement owns 5% or more of our total voting power, we have opted out of Section 203 of the General Corporation Law of the State of Delaware, or DGCL, which prohibits a publicly held Delaware corporation from engaging in a business combination transaction with an interested stockholder for a period of three years after the interested stockholder became such unless the transaction fits within an applicable exemption, such as board approval of the business combination or the transaction which resulted in such stockholder becoming an interested stockholder. Therefore the Pre-IPO LLC Members are able to transfer control of us to a third party by transferring their shares of our common stock (subject to certain restrictions and limitations), which would not require the approval of our board of directors or our other stockholders.

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

We are required to pay the parties to the Tax Receivable Agreement for certain tax benefits we may receive, and the amounts we may pay could be significant.

We acquired certain favorable tax attributes in connection with the Reorganization Transactions. In addition, past and future taxable redemptions or exchanges by the members of Cure TopCo of LLC Units for shares of our Class A common stock or cash, as well as other transactions described herein, are expected to result in favorable tax attributes for us. These tax attributes would not be available to us in the absence of those transactions and are expected to reduce the amount of tax that we would otherwise be required to pay in the future.

In connection with the IPO, we entered into the Tax Receivable Agreement with certain direct and indirect equityholders of Cure TopCo, among others (the “TRA Parties”), under which we generally are required to pay to the TRA Parties, in the aggregate, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of (i) certain favorable tax attributes we acquired in connection with the Reorganization Transactions, (ii) increases in our allocable share of existing tax basis and tax basis adjustments that may result from redemptions or exchanges of LLC Units by members of Cure TopCo for cash or Class A common stock, and certain payments made under the Tax Receivable Agreement and (iii) deductions in respect of interest and certain compensatory payments made under the Tax Receivable Agreement. The payment obligations under the Tax Receivable Agreement are our obligations and not the obligations of Cure TopCo.

We expect that payments we will be required to make under the Tax Receivable Agreement will be substantial. The actual tax basis adjustments that may result from future taxable redemptions or exchanges of LLC Units, as well as the amount and timing of the payments we are required to make under the Tax Receivable

Agreement will depend on a number of factors, including the market value of our Class A common stock at the time of such redemptions or exchanges, the prevailing federal tax rates applicable to us over the life of the Tax Receivable Agreement (plus the assumed combined state and local tax rate) and the amount and timing of the taxable income that we generate in the future. Payments under the Tax Receivable Agreement are not conditioned on our existing owners’ continued ownership of us.

Payments under the Tax Receivable Agreement are based on the tax reporting positions we determine, and the IRS or another tax authority may challenge all or a part of the deductions, existing tax basis, tax basis increases, NOLs or other tax attributes subject to the Tax Receivable Agreement, and a court could sustain such challenge. Payments we will be required to make under the Tax Receivable Agreement generally will not be reduced as a result of any taxes imposed on us, Cure TopCo or any direct or indirect subsidiary thereof that are attributable to a tax period (or portion thereof) ending on the date of the Reorganization Transactions or the completion of the IPO. Further, TRA Parties will not reimburse us for any payments previously made if such tax attributes are subsequently disallowed, except that any excess payments made to a TRA Party will be netted against future payments otherwise to be made to such TRA Party under the Tax Receivable Agreement, if any, after our determination of such excess. In addition, the actual state or local tax savings we may realize may be different than the amount of such tax savings we are deemed to realize under the Tax Receivable Agreement, which will be based on an assumed combined state and local tax rate applied to our reduction in taxable income as determined for U.S. federal income tax purposes as a result of the tax attributes subject to the Tax Receivable Agreement. In both such circumstances, we could make payments to the TRA Parties that are greater than our actual cash tax savings and we may not be able to recoup those payments, which could negatively impact our liquidity. The Tax Receivable Agreement provides that (1) in the event that we breach any of our material obligations under the Tax Receivable Agreement, (2) at the election of the TRA Parties, upon certain changes of control or (3) if, at any time, we elect an early termination of the Tax Receivable Agreement, our obligations under the Tax Receivable Agreement (with respect to all LLC Units, whether or not LLC Units have been exchanged or acquired before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the tax deductions, tax basis and other tax attributes subject to the Tax Receivable Agreement. The change of control provisions in the Tax Receivable Agreement may result in situations where the stockholders who are TRA Parties have interests that differ from or are in addition to those of our other stockholders.

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

We have an aggregate of more than 829,000,000 shares of Class A common stock authorized but unissued, including approximately 56,838,744 shares of Class A common stock issuable upon the redemption or exchange of LLC Units that are held by the Continuing Pre-IPO LLC Members. We, the Continuing Pre-IPO LLC Members and Cure TopCo entered into the Amended LLC Agreement, pursuant to which holders of LLC Units (other than us and our wholly owned subsidiaries), have the right to require Cure TopCo to redeem all or a portion of their LLC Units for, at our election, newly issued shares of Class A common stock on a one-for-one basis or a cash payment equal to the volume-weighted average market price of one share of our Class A common stock for each LLC Unit redeemed or exchanged. Alternatively, we can elect to directly acquire LLC Units in exchange for newly issued shares of Class A common stock on a one-for-one basis or a cash payment equal to the volume-weighted average market price of one share of our Class A common stock for each LLC Unit redeemed or exchanged. If we elect to satisfy such redemption or exchange by issuing additional shares of Class A common stock instead of cash and such shares of Class A common stock are sold into the public market, it may cause the market price of our Class A common stock to decline.

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
◦the removal of directors for cause only upon the affirmative vote of the holders of at least 66 2⁄3% of the shares of common stock entitled to vote generally in the election of directors;
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

However, under the Amended LLC Agreement, Cure TopCo will generally be required from time to time to make pro rata distributions in cash to us and the other holders of LLC Units at certain assumed tax rates in amounts that could be significant. See “— Risks related to our organizational structure—In certain circumstances, Cure TopCo will be required to make distributions to us and the other holders of LLC Units, and the distributions that Cure TopCo will be required to make may be substantial.”

As a result of being a public company, we are obligated to maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may negatively impact investor confidence in our company and, as a result, the value of our Class A common stock.

We depend on our ability to produce accurate and timely financial statements in order to run our business. If we identify material weaknesses in our internal control over financial reporting or if we are unable to comply with the demands that will be placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the time frames required by the SEC. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

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

Our contracts with our health plan customers for IHEs generally have stated initial terms of one to two years with automatic renewal at the end of each term unless terminated by the customer. We are paid a flat fee per IHE completed. Our ability to complete IHEs depends on the plan members (identified by our customers for outreach) agreeing to an IHE. However, our customers typically have no obligation to accept such automatic renewal. In addition, our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these customers. Our future results of operations also depend, in part, on our ability to expand across the continuum of care. If our customers fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels or fail to purchase new services from us, our revenue may decline, or our future revenue growth may be constrained.

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

We selectively form relationships and engage with a range of third parties for our technology needs in implementation of our service. For example, we are particularly reliant on a vendor that provides us with software that allows us to engage in efficient, targeted outreach to members on the Member List. We may fail to retain and expand these relationships for various reasons, and any such failure could harm our relationship with our customers, our prospects, and our business. In order to grow our business, we anticipate that we will continue to depend on relationships with third parties. As we seek to continue current relationships and form additional relationships, it is uncertain whether these efforts will be successful, or that these relationships will result in increased customer use of our solutions or increased revenue. In the event that we are unable to effectively utilize, maintain, and expand these relationships that we are dependent on, our results of operations and financial condition could be materially adversely affected.

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

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for experienced sales, customer account management, digital product development, engineering and technology personnel. There is no guarantee we will be able to attract such personnel or that competition among potential employers will not result in increased salaries or other benefits. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. We expect prospective employees to evaluate us on a number of areas, such as diversity and inclusion and workplace conduct. If we are unable to foster a positive and inclusive working environment that is attractive to our existing and prospective employees, it could impact employee recruiting, engagement and retention and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.

We may be subject to legal proceedings and litigation, including intellectual property and privacy disputes, which are costly to defend and could materially harm our business and results of operations.

We may be party to lawsuits and legal proceedings in the ordinary course of business. These matters are often expensive and disruptive to normal business operations. We have in the past and may in the future face allegations, lawsuits, regulatory inquiries, audits or investigations regarding, among other things, data privacy, data security, personal injury, malpractice, breach of contract or intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights, trade secrets or other rights. We have in the past and may in the future be subject to allegations, lawsuits or inquiries relating to labor and employment, in the case of the past in particular, with respect to our characterization of independent contractor relationships. See “—Risks related to governmental regulation—If our providers are characterized as employees, we would be subject to adverse effects on our business and employment and withholding liabilities.” We may also face allegations or litigation related to our acquisitions, securities issuances or business practices, including public disclosures about our business. See “Item 3. Legal Proceedings.” Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages or for injunctive relief. Additionally, our litigation costs could be significant and are difficult to predict. Adverse outcomes with respect to allegations, lawsuits, regulatory inquiries, audits, or investigations may result in significant settlement costs or judgments, penalties and fines, or require us to modify our services or require us to stop serving certain customers or geographies, any of which could negatively impact our business. We have also in the past been subject to information requests and subpoenas in connection with investigations by government agencies into some of our customers. Complying with these requests can be costly and time consuming. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time consuming and diverts management’s attention from our business. The results of regulatory proceedings, lawsuits, regulatory inquiries, audits and investigations cannot be predicted with certainty, and determining reserves for pending litigation and other legal, regulatory and audit matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our reputation, business, financial condition, results of operations and the market price of our Class A shares.

We also may be subject to lawsuits under the FCA and comparable state laws if the government or a whistleblower alleges that services provided by us caused a health plan to submit allegedly false or fraudulent risk adjustment information to CMS under the Medicare Advantage program, among other potential legal theories under the FCA. These lawsuits can involve significant monetary damages, civil penalties, attorney fees and costs, or may lead to our exclusion from government programs we or our customers participate in. In recent years, government oversight and law enforcement have become increasingly active and aggressive in investigating and taking legal action against potential fraud and abuse, including against Medicare Advantage plans based on submission of diagnoses and data.

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

If a pandemic, epidemic, outbreak of an infectious disease, other public health crisis or natural or man-made disaster were to occur in an area in which we or our provider partners operate, our operations could be negatively impacted. In particular, a public health crisis could reduce the demand for IHE visits from our providers, especially if such a crisis is of an infectious nature. We have disaster plans in place and operate pursuant to infectious disease and other disaster protocols, but the potential emergence of a pandemic, epidemic, outbreak or natural or man-made disaster is difficult to predict and could harm our business and operations.

Further, a public health crisis or other public disaster may lead government agencies to provide forms of relief that could negatively impact our business. For example, in 2020 as a result of the COVID-19 pandemic, CMS announced that healthcare providers could choose to eliminate upside and downside risk by excluding all episodes from reconciliation in 2020 or could choose to exclude from reconciliation those episodes with a COVID-19 diagnosis during the episode. Subsequently, CMS announced that all episodes in 2021 with a COVID-19 diagnosis would be automatically excluded from reconciliation, which exclusion has been extended through the end of 2022. See “—Risks related to our business operations—Our operations have been, and may continue to be, significantly disrupted by the COVID-19 pandemic, and our business, financial condition and results of operations have been negatively impacted.” As evidenced by the reduction in episodes due to COVID-19 diagnoses, if such measures were to be taken in connection with another pandemic, public health emergency or natural disaster, the program size we manage would decline, which would accordingly reduce our fees and ability to generate savings.

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

Generally accepted accounting principles in the United States (“GAAP”) are set by and subject to interpretation by the Financial Accounting Standards Board (“FASB”), and the SEC and new accounting principles are adopted from time to time. Application of these accounting principles may require more significant estimates, judgments, and assumptions than were previously required. Our reported financial position and financial results may be harmed if our estimates or judgments prove to be wrong, assumptions change, or actual circumstances differ from those in our assumptions. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm our business and the trading price of our Class A common stock.

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

The trading price of our Class A common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including, among others:

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
•regulatory developments, uncertainties, evolving regulatory interpretations, and enforcement focus;
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

As a public company, we are required to comply with the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) as well as rules and regulations implemented by the SEC and the NYSE. We have incurred, and expect to continue to incur significant legal, regulatory, finance, accounting, investor relations and other expenses relating to compliance with these rules and regulations. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. In addition, we have a limited history operating as a public company, and these requirements may strain our management, systems and resources, diverting attention away from revenue-producing activities. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation.

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
Item 1B. Unresolved Staﬀ Comments.
None.

Item 2. Properties.
Our principal offices are located in Norwalk, Connecticut, New York, New York, Dallas, Texas, Rapid City, South Dakota, and Deerfield, Florida where we occupy facilities totaling 350,000 square feet. Effective October 1, 2021, we entered into a new lease agreement for a facility in Oklahoma City, OK. We use these facilities for administration, sales and marketing, technology and development and professional services.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Market Information

Our Class A common stock is listed on the NYSE under the symbol “SGFY.” Our Class B common stock is not listed or traded on any stock exchange.

Holders of Record

As of February 28, 2022, there were 163 shareholders of record of our Class A common stock and 83 shareholders of record of our Class B common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers.
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

We are a holding company and have no material assets other than ownership of LLC Units in Cure TopCo, and as a consequence, our ability to declare and pay dividends to the holders of our Class A common stock, if our board of directors determines to do so, will be subject to the ability of Cure TopCo to provide distributions to us. If Cure TopCo makes such distributions, the holders of LLC Units will be entitled to receive equivalent distributions from Cure TopCo. However, because we must pay taxes, make payments under the Tax Receivable Agreement and pay our expenses, amounts ultimately distributed as dividends to holders of our Class A common stock are expected to be less than the amounts distributed by Cure TopCo to the other holders of LLC Units on a per share basis.

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
Sales of Unregistered Securities

None.
Issuer Purchases of Equity Securities

None.

Performance Graph

The following graph shows a comparison from February 10, 2021 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2021 of the cumulative return for (i) our Class A common stock, (ii) the Standard and Poor’s (“S&P”) 500 Index, and (iii) the S&P 500 Health Care Technology Index. The graph assumes an initial investment of $100 in our Class A common stock and in each index on February 10, 2021, and that all dividends were reinvested. Historical stock price performance should not be relied upon as an indication of future stock price performance.

COMPARISON OF 11 MONTH CUMULATIVE TOTAL RETURN
$140
$120
$100
$80
$60
$40
02/10/21
03/31/21
06/30/21
09/30/21
12/31/21
Signify Health, Inc.
S&P 500 Index
S&P 500 Health Care Technology

The stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2021, 2020 and 2019 and the notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs and that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in “Forward-Looking Statements” and “Risk Factors.”

The following discussion contains references to periods prior to the Reorganization Transactions which were effective February 12, 2021. Therefore, the financial results referenced for those periods relate to Cure TopCo and its consolidated subsidiaries. Any information related to periods subsequent to the Reorganization Transactions refer to Signify Health and its consolidated subsidiaries, including Cure TopCo.
Overview

Signify Health is a leading healthcare platform that leverages advanced analytics, technology, and nationwide healthcare provider networks to create and power value-based payment programs. Our mission is to transform how care is paid for and delivered so that people can enjoy more healthy, happy days at home. Our customers include health plans, governments, employers, health systems and physician groups. We believe that we are a market leader in two fast-growing segments of the value-based healthcare payment industry: (1) payment models based on individual episodes of care and (2) IHEs. Payment models based on individual episodes of care organize, or “bundle”, payments for all, or a substantial portion of, services received by a patient in connection with an episode of care, such as a surgical procedure, particular condition or other reason for a hospital stay. IHEs are health evaluations performed by a clinician in the home to support payors’ participation in Medicare Advantage and other government-run managed care plans. Our episode payment platform managed $4.62 billion and $5.21 billion of spend in 2021 and 2020, respectively. In 2021 and 2020, our mobile network of providers completed evaluations for over 1.9 million and 1.4 million unique individuals, respectively, participating in Medicare Advantage and other managed care plans. We believe that these core businesses have enabled us to become integral to how health plans and healthcare providers successfully participate in value-based payment programs, and that our platform lessens the dependence on facility-centric care for acute and post-acute services and shifts more services towards alternate sites and, most importantly, the home.

Our solutions support value-based payment programs by aligning financial incentives around outcomes, providing tools to health plans and healthcare organizations designed to assess and manage risk and identify actionable opportunities for improved patient outcomes, coordination and cost-savings. Through our platform, we coordinate what we believe is a holistic suite of clinical, social, and behavioral services to address an individual’s healthcare needs and prevent adverse events that drive excess cost. Our business model is aligned with our customers, as we generate revenue only when we successfully engage members for our health plan customers and generate savings for our provider customers.
Factors affecting our results of operations

As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods, and our results of operations may not be directly comparable from period to period. Set forth below is a discussion of the key factors impacting our results of operations.

Seasonality

Historically, there has been a seasonal pattern to our revenue in our Home & Community Services segment, with the revenues in the fourth quarter of each calendar year generally lower than the other quarters. Each year, our IHE customers provide us with a Member List, which may be supplemented or amended during the year. Our customers generally limit the number of times we may attempt to contact their members. Throughout the year, as we complete IHEs and attempt to contact members, the number of members who have not received an IHE and whom we are still able to contact declines, typically resulting in fewer IHEs scheduled during the fourth quarter. In 2020, the COVID-19 pandemic led to a large number of in-person IHEs being conducted in the second half of the year, particularly in the fourth quarter, and as a result, for 2020, we did not see the historical seasonality we would normally expect with respect to IHE volume. In 2021, we returned to a seasonality trend in our Home & Community Services segment more consistent with historical trends, with fewer IHEs being conducted in the fourth quarter of 2021, compared to the second and third quarters. However, any further developments with respect to the COVID-19 pandemic and / or timing of receiving member lists from our customers may impact seasonality trends.

Revenue in our Episodes of Care Services segment generally is higher in the second and fourth quarters because of the timing of the receipt of the semi-annual reconciliations from CMS, although this can be affected by negative changes in estimates of savings rate and program size during the relevant period. We recognize the revenue attributable to episodes reconciled during each 6-month episode performance measurement period over a 13-month performance obligation period that commences in the second or fourth quarter of each year, depending on the relevant contract with our provider partners. The 13-month performance obligation period begins at the start of the relevant episodes of care and extends through the receipt or generation of the semiannual reconciliation for the relevant performance measurement period, as well as the provision and explanation of statements of performance to each of our customers. As a result, during the first and third quarters of each year, we recognize three months of revenue for each of two overlapping performance obligation periods (i.e., three months of revenue from one performance obligation period, and three months of revenue from a second, overlapping performance obligation period). In contrast, during the second and fourth quarters of each year, we recognize revenue relating to three overlapping performance obligation periods (i.e., three months of revenue from one performance obligation period, three months of revenue from a second, overlapping performance obligation period, and one month of revenue from a third, overlapping performance obligation period - representing the thirteenth month of the third performance obligation period). We also recognize Episodes of Care Services revenue based on our estimates of savings realized. The semiannual reconciliations for each performance measurement period under our Episodes of Care Services programs are received or generated in the second and fourth quarters of each year, and indicate the actual savings realized. See “—Critical Accounting Policies—Revenue recognition.” In addition, due to the semiannual reconciliations for our Episodes programs, and BPCI-A in particular, we typically receive cash during the first and third quarters of each year, which can cause our liquidity to fluctuate from quarter to quarter. See “—Liquidity and Capital Resources.”
Customer mix

Our customer mix can affect our revenue and profitability in both of our segments. For example, due to the different contractual arrangements we have with different health plans, health plan mix during the period can affect our average per-visit fee, the geographic mix of plan members we are visiting, the mix of members we see that are covered by Medicare versus Medicaid and the selection of IHE or vIHE solutions, each of which has a different price point and cost structure, and can affect the conversion rate associated with the number of members who agree to receive IHEs, the total number of IHEs completed and the number and type of ancillary services selected.

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
Impact of IHE volume and margins

Our revenue and profitability in our Home & Community Services segment are affected by the number of IHEs we complete during a period and how cost effectively we are able to complete them. The number of IHEs we are able to complete during a period can be affected by a variety of factors. For example, decisions by our customers with respect to the Member List, including any increase or reduction in the number of members included in the Member List (or the member list from which it is derived), may impact our IHE completion rate and, as a result, our revenue. Similarly, our ability to complete IHEs is affected by the level of member engagement. In our experience, members of existing customers are more likely to have had an IHE from us in the past and are more likely to be responsive to our outreach. In contrast, for new customers, their members are often just getting to know us and may have never had an IHE before, which can make it harder to successfully contact them and obtain their consent to an IHE.

Our ability to complete IHEs is also affected by the capacity of our mobile network of providers, which impacts our ability to efficiently reach all of the members on our Member Lists. The capacity of our mobile network is affected by our ability to recruit and retain providers in our contracted network. As overall healthcare utilization increases, demand for providers from other participants in the healthcare industry increases, which may make it more difficult for us to recruit new providers and retain existing providers. The capacity of our mobile network is also affected by factors such as the ability of providers to obtain necessary state licenses within a reasonable timeframe, the availability of pandemic-related waivers that allow providers to provider services in states in which they are not licensed, the willingness of providers to make more of their time available to us, and our ability to efficiently schedule appointments and route providers to maximize the number of IHEs they are able to complete in a day.

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

Our long-term profitability in the Home & Community Services segment is also impacted by how cost-effectively we are able to complete IHEs. For example, it tends to be less costly for us to perform IHEs in densely populated urban areas and more costly for us to perform IHEs in difficult-to-reach or less densely populated areas. Our ability to cost-effectively perform IHEs is also affected by how efficiently we are able to schedule a provider’s day to maximize the number of IHEs he or she is able to complete in a day. The mix of providers we use may also impact our costs. We use a mix of physicians, nurse practitioners and physicians’ assistants, with physicians being the most costly to contract with for IHEs. If we increase or decrease our usage of a particular type of provider, it impacts the average cost of performing IHEs and our margins. As previously indicated, as overall healthcare utilization increases, demand for providers from other participants in the healthcare industry is increasing, which may create pressure for us to increase provider compensation in certain geographic areas in order to recruit and retain providers in our network. This pressure may be exacerbated by rising inflation in the United States. These factors may further impact the average cost of performing IHEs and our margins.

In 2021, we completed and invoiced to customers over 1.9 million IHEs, including vIHEs, compared to 1.4 million IHEs in 2020.
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

The BPCI-A program, in its current form, expires at the end of 2023, and as of the end of 2020, participation in the BPCI-A program was fixed, meaning that new healthcare providers cannot enter the program, and participating healthcare providers cannot choose to participate in any additional episode types. Accordingly, our ability to grow our revenue under the BPCI-A program through the end of 2023 requires us to maximize savings rates. Generally, we expect our program size to increase as healthcare utilization increases and decrease as healthcare utilization declines. Program size may also be negatively impacted by the occurrence of natural disasters, as episodes are automatically excluded in areas impacted by natural disasters if certain conditions are satisfied. See “—Changes to the BPCI program” and “—COVID-19” below.

Revenue in our Episodes of Care Services segment is also affected by the savings rate we are able to achieve. Under our contracts with our provider partners in our episodes programs, we receive a share of any savings generated by the relevant provider for each episode managed. The savings rate and our estimates thereof, during each period, affects our revenue period to period. The savings rate during each period is affected by a variety of factors, including how quickly new customers are able to integrate with our technology and data analytics tools, how long provider partners have been participating in an episode program and their resulting level of familiarity with the program, the types of episodes they are participating in and the degree of implementation of care redesign. The savings rate also varies by the type of solution we offer, and as a result, the savings rate will fluctuate depending on the number of episodes we manage under one type of program, such as BPCI-A, versus another program, such as our non-BPCI-A Episodes of Care programs.

Our ability to increase overall program size and savings rate will depend on a number of factors, including the effectiveness of our advanced data analytics capabilities and operating platform, market adoption of our solutions and the adoption of care redesign and bundled payment models overall. Our program size and savings rate were both negatively affected by the COVID-19 pandemic in 2020 and 2021. See "—COVID-19" for additional information.

The following table shows our weighted average program size and weighted average savings rates for the periods presented. Weighted average program size and weighted average savings rate declined in 2021 and weighted average program size declined in 2020 as a result of the COVID-19 implications described elsewhere in this Annual Report on Form 10-K. We would expect these limitations and restrictions to end once the impacts of the pandemic subside and therefore for our program size to return to pre-2020 levels in the future. However, due to the lag in the reconciliation of BPCI-A episodes, and the fact that program size is a weighted average that includes multiple prior periods, increases in healthcare utilization will not immediately result in a corresponding increase in our weighted average program size.

	Year ended December 31,
	2021	2020
Weighted Average Program Size (1)	$4,616.0	$5,207.4
Weighted Average Savings Rate (2)	5.7%	7.3%

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
Changes to the BPCI program

Revenue generated by our BPCI-A solutions represented approximately 14% of our total revenue and over 90% of our Episodes of Care Services segment revenue in 2021, and approximately 25% of our total revenue and 90% of our Episodes of Care Services segment revenue in 2020. Our revenue and profitability are affected by changes to the BPCI-A program. Under our BPCI-A contracts, we earn an administrative fee, which is based on the size of the relevant provider’s program, and also share in the savings or losses generated in conjunction with our provider partners as compared to BPCI-A’s benchmark episode price for a particular episode. Significant changes to the BPCI-A program can lead to a decline in the program size and/or savings rates we are able to achieve in conjunction with our provider partners under the program.

In August 2021, CMS announced changes to BPCI-A for 2022. These changes included an adjustment to the baseline period during which clinical episode prices are calculated, such that prices beginning in 2021 will be calculated on the basis of historical experience that includes the first two years of the BPCI-A program and the beginning of the COVID-19 impacted period. As a result, benchmark episode prices could be lower than in prior years because BPCI-A care redesign and savings measures will be reflected in a portion of the benchmark period.

An additional change CMS made to the BPCI-A program beginning in 2021 and continuing through the program’s expiration at the end of 2023 was the application of an additional, retrospective trend adjustment to clinical episode target prices, which CMS applies during CMS’s reconciliations of the BPCI-A program. The application of a retrospective trend adjustment has negatively impacted our BPCI-A business in several ways. First, the trend adjustment applied by CMS during reconciliation can retrospectively decrease target prices (and therefore reduce savings rates), and such trend adjustment may not accurately reflect trends in spend (i.e., changes in episode costs) and may not properly account for changes in spend related to the COVID-19 pandemic (i.e., impacts to episodes that do not contain a COVID-19 diagnosis and are not excluded from the program). As a result, our BPCI-A savings rates may be reduced by the retrospective trend adjustment. Second, because the trend adjustment is calculated each period and applied retrospectively during each CMS reconciliation, it reduces our ability to reliably and accurately project BPCI-A program results and record revenue associated with projected savings. Third, because it is calculated and applied retrospectively, the impact of the trend adjustment cannot be known and taken into account when we are helping healthcare providers to identify and manage clinical episodes while they are in progress. Fourth, dissatisfaction with this change has caused or contributed to healthcare providers’ decision to no longer participate in the BPCI-A program for 2022 and 2023, and will likely cause other healthcare providers to decide to drop out of the BPCI-A program in the future.

In addition, CMS announced changes to the pricing methodology by which benchmark episode prices will be calculated. CMS also made changes to the patient case mix methodology, which should mitigate some of the pricing effects previously reported. The impact of these changes and other changes is not yet known, as we receive reconciliations from CMS on a semi-annual basis. The initial impact of these changes should be included in the reconciliation expected in the fourth quarter of 2022. Lastly, in 2022, CMS is excluding from the BPCI-A program all episodes where the relevant individual is diagnosed with COVID-19 during the episode.

Additionally, CMS recently announced a change to the period in which they will pay funds related to expirations. This change will result in delayed payment for one period, which will have a temporary adverse impact on our cash flows, as the cash expected to be received in early 2022 following the recent receipt of our semi-annual reconciliation in the fourth quarter of 2021 will be lower as a result of this change.

Finally, the BPCI-A program is scheduled to expire in 2023 and it is not clear in what form, if any, CMS will renew the program. In October 2021, the Center for Medicare and Medicaid Innovation (“CMMI”) indicated at an Alliance for Health Policy briefing that they are actively engaged in exploring bundled payments that go beyond post-acute care to move up-stream to engage specialists in managing patients to avoid and/or reduce acute events. We believe this focus dovetails with our non-BPCI-A episodes of care, where we can support not only procedure-based bundles, but also conditions such as maternity, diabetes, and substance abuse. However, if CMS does not renew the program, or makes significant changes in any successor program, it may have a negative impact on the number of episodes we are able to manage, our savings rate and, consequently, our revenue, profitability and cash flows in future periods.

COVID-19

Our operations in our Home & Community Services segment were significantly affected by the COVID-19 pandemic in early 2020 as we temporarily paused IHEs in March 2020 and shortly thereafter expanded our business model to perform vIHEs in order to make up for some of the lost IHE volume. We resumed in-person visits beginning in July 2020. Despite the availability of vIHEs, many of our customers had postponed IHEs to the second half of 2020. Overall, we saw significant incremental in-person IHE volume in the second half of 2020, particularly in the fourth quarter, related to this catch-up and additionally as certain customers increased the overall volumes they placed with us. In order to meet this volume growth, we onboarded additional providers into our network which resulted in proportionally higher expenses.
In 2021, the vast majority of our evaluations were in-person IHEs, although we continued to perform vIHEs. Overall, IHE volume in 2021 was strong and increased 33% compared to 2020. Late in the fourth quarter of 2021 and into early 2022, there were once again COVID-19 surges across the country, particularly related to Omicron and other variants. While this did impact provider availability temporarily, we have not yet experienced a significant decline in IHE volume or significant shift in mix from IHEs to vIHEs as a result of the latest COVID-19 surges.

Our Episodes of Care Services segment has also been negatively impacted by the COVID-19 pandemic. At certain times during the pandemic, governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments, including certain acute and post-acute care services, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with the COVID-19 virus. In addition, the temporary suspension or cancellation of services was put in place to focus limited resources and personnel capacity toward the prevention of, and care for patients with, COVID-19. This resulted in fewer elective procedures and a general reduction in individuals seeking medical care starting at the end of the first quarter of 2020, which contributed to a substantially lower number of episodes being managed in 2020 and 2021.

In addition, in the third quarter of 2020 and in response to the COVID-19 pandemic, CMS announced that healthcare providers could either (i) continue in the BPCI-A program with no change or (ii) as an exception to previous program rules, healthcare providers could choose between the following two options for 2020:

•eliminate upside and downside risk by excluding all episodes from reconciliation; or
•exclude from reconciliation those episodes with a COVID-19 diagnosis during the episode.

Healthcare providers made their elections by September 25, 2020. The results of those elections reduced the total number of episodes we managed during 2020 and 2021, and therefore, reduced program size. Subsequently, CMS announced that all episodes in 2021 and 2022 with a COVID-19 diagnosis would be automatically excluded from reconciliation regardless of whether the COVID-19 diagnosis had any meaningful impact on the outcome of the episode itself, which further reduced program size for all of 2021. The Omicron COVID-19 variant spread rapidly and widely at the end of 2021 and during early 2022, resulting in high COVID-19 infection rates, which further reduced our program size. Further COVID-19 waves may continue to impact our program size going forward.

Initially, the reduction in the number of episodes managed was offset by a higher savings rate achieved due to a combination of improved performance by some of our partners as well as certain partners that were underperforming choosing to exclude some or all of their episodes from reconciliation in 2020. However, beginning with the reconciliation results received from CMS during the second quarter of 2021, we saw a negative impact on our savings rate as a result of COVID-19. This result was driven primarily by the following factors:

•Under-diagnosis of co-morbidities as a result of COVID-19: CMS adjusts the final target price of each episode of care managed to take into consideration the higher expected cost of treating patients that have co-morbidities, like diabetes or other chronic conditions, that can lead to complications and result in higher costs of treatment. Co-morbidities must be diagnosed prior to an episode being initiated. Typically, co-morbidities are diagnosed at annual physicals or routine visits to the doctor's office. However, during the COVID-19 pandemic, many individuals have foregone in-person annual physicals and other routine appointments, resulting in a reduced diagnosis rate for co-morbidities. As a result, we believe co-morbidities were under-diagnosed, which led to higher actual costs of treatment without an attendant patient mix adjustment by CMS and therefore reduced our savings rate.
•Use of higher cost next site of care facilities as a result of COVID-19: During the early stages of the COVID-19 pandemic, the availability of skilled nursing facilities as a next site of care option upon hospital discharge was extremely limited due to COVID-19 outbreaks and staffing shortages. As a result, patients were more frequently discharged to inpatient rehabilitation facilities, which are higher cost and led to a decrease in the savings rate. Although the availability of skilled nursing facilities has improved, patients continue to be discharged to inpatient rehabilitation facilities and other high-cost next sites of care, which reduces our savings rate.

Due to the passage of time between when we perform our services, the receipt of a reconciliation of results from CMS and the subsequent cash settlement by CMS, these factors did not have an immediate impact on our revenues in 2020. We began to see the effects of these factors beginning in the second quarter of 2021 and throughout 2021, and we expect to continue to see these effects for the near term. In addition, these factors did not have an impact on the cash we received from CMS during 2020 as payments we received related to pre-COVID-19 performance. The cash received from CMS in the first quarter of 2021 reflected the initial impact of COVID-19 as described more fully above, and the cash receipt received in the third quarter of 2021 was also negatively impacted by COVID-19, as will the cash receipt related to the reconciliation we received in the fourth quarter of 2021.

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

We continue to monitor trends related to COVID-19, including the recent surge in the Omicron variant and other variants, the ongoing federal vaccine rollout, changes in CDC recommendations and their impact on results of operations and financial condition on both of our segments.
Investment in growth and technology

We continue to invest in sustaining significant growth, expanding our suite of solutions and being able to support a larger customer base over time. Achievement of our growth strategy will require additional investments and result in higher expenses and higher cash outflows being incurred, particularly in developing new solutions, as well as in technology and human resources, as we aim to achieve this growth without diluting or decreasing the level and quality of services we provide. Developing new solutions can be time- and resource-intensive, and even once we launch a new solution, it can take a significant amount of time to contract with customers, provide them with our suite of technology and data analytics tools and have them actually begin generating revenue. This may increase our costs for one or more periods before we begin generating revenue from new solutions. In addition to developing new solutions, we are making significant investments in developing our existing solutions and increasing capacity. We will continue to invest in our technology platform and human resources to empower our providers and our customers to further improve results and optimize efficiencies. However, our investments may be more capital intensive or take longer to develop than we expect and may not result in operational efficiencies.

In the first quarter of 2022, we announced our plans to open a technology center in Ireland to expand our access to skilled technology resources in support of our growth strategy. Expanding internationally will result in additional infrastructure costs as well as increased risks. See “—Item 1A. Risk Factors—Risks related to our limited operating history, financial position and future growth—We may be subject to risks that arise from operating internationally.”
Cost of being a public company

Our operating costs have increased in absolute terms as we develop, manage and train management level and other employees to comply with ongoing public company requirements and incur other expenses, including costs related to our public reporting obligations, which includes increased professional fees for accounting, legal, compliance with Sarbanes-Oxley Act, proxy statements and stockholder meetings, equity plan administration, stock exchange fees and transfer agent fees. In addition, we are party to the Tax Receivable Agreement with the TRA Parties and are required to make certain cash payments to them in accordance with the terms of the Tax Receivable Agreement. See “—Liquidity and capital resources—Tax Receivable Agreement.”
Effects of the reorganization on our corporate structure

Signify Health was formed for the purpose of the IPO, which was effective in February 2021, and had no activities of its own prior to such date. We are a holding company and our sole material asset is a controlling ownership and profits interest in Cure TopCo. All of our business is conducted through Cure TopCo and its consolidated subsidiaries and affiliates, and the financial results of Cure TopCo and its consolidated subsidiaries are included in our consolidated financial statements for periods subsequent to the Reorganization Transactions.

Cure TopCo is currently taxed as a partnership for federal income tax purposes and, as a result, its members, including after the Reorganization Transactions and the IPO, Signify Health, pay taxes with respect to their allocable share of its net taxable income. We expect that redemptions and exchanges of non-voting common units of Cure TopCo (the “LLC Units”) will result in increases in the tax basis in our share of the tangible and intangible assets of Cure TopCo that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future. The Tax Receivable Agreement requires us to pay to the TRA Parties 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize from these tax basis increases and other tax attributes discussed herein. Furthermore, payments under the Tax Receivable Agreement will give rise to additional tax benefits and therefore additional payments under the Tax Receivable Agreement.
Components of our results of operations
Revenue

Our revenue is generated from contracts with our customers within our two operating segments, Home & Community Services and Episodes of Care Services, under contracts that contain various fee structures. Through our Home & Community Services segment, we offer IHEs, performed either within the patient’s home, virtually or at a healthcare provider facility, primarily to Medicare Advantage health plans (and to some extent Medicaid). Additionally, we offer certain diagnostic screening and other ancillary services as well as services to address healthcare concerns related to SDOH. Through our Episodes of Care Services segment, we primarily provide services designed to improve the quality and efficiency of healthcare delivery by developing and managing episodic payment programs in partnership with healthcare providers, primarily under the BPCI-A program with CMS.

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

We have entered into EAR agreements with one of our customers. Revenue generated under the underlying customer contracts includes an estimated reduction in the transaction price for IHEs associated with the initial grant date fair value of the outstanding customer EARs. The total grant date fair value of the outstanding EAR agreements was $51.8 million and is being recorded against revenue over their respective performance periods, both of which end in December 2022. See “—Liquidity and capital resources—Customer Equity Appreciation Rights Agreements.”

In our Episodes of Care Services segment, we primarily generate revenue through episodes of care under the BPCI-A program. We participate as a “convener participant” under the BPCI-A program. As a convener participant, we hold a contract directly with CMS and are responsible for developing and monitoring a BPCI-A episode of care program in partnership with healthcare providers. We enter into back-to-back contracts with provider partners interested in participating in BPCI-A episode of care programs through which we assist with compliance with CMS rules and program requirements and provide a suite of analytic, technology and post-acute management services. Under the BPCI-A program, we recognize the revenue attributable to episodes reconciled during each six-month episode performance measurement period over a 13-month performance obligation period that commences in the second or fourth quarter of each year, depending on the relevant contract with our provider partners. The 13-month performance obligation period begins at the start of the relevant episodes of care and extends through the receipt or generation of the semiannual reconciliation for the relevant performance measurement period, as well as the provision and explanation of statements of performance to each of our customers. We are generally paid an administrative fee, which is paid out of savings, and also share in the savings or losses generated by our provider partners as compared to BPCI-A’s benchmark episode price for a particular episode. The transaction price is 100% variable, and therefore we estimate the amount which we expect to be entitled to receive for each episode performance measurement period over a 13-month performance obligation period. In making this estimate, we consider inputs such as the overall program size, which is defined by the historic cost and the frequency of occurrence of defined episodes of care. Additionally, we estimate rates for shared savings or losses by using data sources such as historical trend analysis together with indicative data of the current volume of episodes. Although our estimates are based on the information available to us at each reporting date, several factors may cause actual revenue earned to differ from the estimates recorded in each period. These include, among others, limited historical experience, as the current BPCI-A program only commenced in the fourth quarter of 2018 and has been affected by the COVID-19 pandemic since early 2020, and other limitations of the program beyond our control. See “—Critical accounting policies—Revenue recognition.”

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
•Selling, general and administrative expense (“SG&A”). SG&A includes the total cost of payroll, related benefits and other personnel expense for employees who do not have a direct role associated with revenue generation. SG&A includes all general operating costs including, but not limited to, rent and occupancy costs, telecommunications costs, information technology infrastructure and operations costs, software licensing costs, advertising and marketing expenses, recruiting expenses, costs associated with developing new service offerings and expenses related to the use of certain subcontractors and professional services firms. SG&A includes significant legal, accounting and other expenses associated with being a public company, including, among others, costs associated with our compliance with the Sarbanes-Oxley Act and other regulatory requirements.
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
•Depreciation and amortization. Depreciation expense includes depreciation of property and equipment, including leasehold improvements, computer equipment, furniture and fixtures and software. Amortization expense includes amortization of capitalized internal-use software and software development costs, customer relationships and acquired software.
Other expense, net

Other expense, net is composed of:

•Interest expense. Interest expense consists of accrued interest and related payments on outstanding long-term debt and revolving credit facilities, as well as the amortization of debt issuance costs.
•Loss on extinguishment of debt. Loss on extinguishment of debt consists of certain fees paid and write-offs of unamortized debt issuance costs and original issue discount in connection with the June 2021 refinancing of our long-term debt.
•Other (income) expense, net. Other (income) expense, net consists of (1) changes in fair value of the customer EARs as measured at the end of each period, (2) adjustments to liabilities under our Tax Receivable Agreement and (3) interest and dividends on cash and cash equivalents.

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

Income (loss) attributable to non-controlling interest

Income (loss) attributable to non-controlling interest for the year ended December 31, 2021 relates to the portion of net loss post-Reorganization Transactions allocable to the Continuing pre-IPO holders in Cure TopCo. Non-controlling interest does not apply to the year ended December 31, 2020, as that was prior to the Reorganization Transactions.

Noncontrolling interest

In connection with the Reorganization Transactions, we were appointed as the sole managing member of Cure TopCo pursuant to the Amended LLC Agreement. Because we manage and operate the business and control the strategic decisions and day-to-day operations of Cure TopCo and also have a substantial financial interest in Cure TopCo, we consolidate the financial results of Cure TopCo, and a portion of our net income (loss) is allocated to the noncontrolling interest to reflect the entitlement of the Continuing Pre-IPO LLC Members to a portion of Cure TopCo’s net income (loss). As of December 31, 2021, we hold approximately 75.1% of Cure TopCo’s outstanding LLC Units and the remaining LLC Units of Cure TopCo are held by the Continuing Pre-IPO LLC Members.
Results of operations

The following is a discussion of our consolidated results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. A discussion of the results by each of our two operating segments, Home & Community Services and Episodes of Care Services, follows the discussion of our consolidated results. For a discussion of the year ended December 31, 2020 compared the year ended December 31, 2019, please refer to Part III, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

The following table summarizes our results of operations for the periods presented:

	Year ended December 31,		% Change
	2021	2020	2021 v. 2020
	(in millions)
Revenue	$773.4	$610.6	26.7%
Operating expenses:
Service expense	393.5	306.7	28.3%
Selling, general and administrative expense	244.5	208.0	17.5%
Transaction-related expense	9.9	15.2	(34.9)%
Asset impairment	11.2	0.8	NM
Depreciation and amortization	70.7	62.3	13.6%
Total operating expenses	729.8	593.0	23.1%
Income from operations	43.6	17.6	147.0%
Interest expense	21.7	22.2	(2.6)%
Loss on extinguishment of debt	5.0	—	NM
Other expense (income)	2.8	9.0	(69.4)%
Other expense, net	29.5	31.2	(6.1)%
Income (loss) before income taxes	14.1	(13.6)	(203.7)%
Income tax expense	4.2	0.9	NM
Net income (loss)	9.9	(14.5)	(168.1)%
Net income (loss) attributable to pre-Reorganization period	(17.2)	(14.5)	NM
Net income (loss) attributable to non-controlling interest	7.4	—	NM
Net income (loss) attributable to Signify Health, Inc.	$19.7	$—	NM

Revenue

Our total revenue was $773.4 million for the year ended December 31, 2021, representing an increase of $162.8 million, or 26.7%, from $610.6 million for the year ended December 31, 2020. This increase was primarily driven by a $202.5 million increase in revenue from our Home & Community Services segment, partially offset by a $39.7 million decrease in revenue from our Episodes of Care Services segment. See “—Segment results” below.

Operating expenses

Our total operating expenses were $729.8 million for the year ended December 31, 2021, representing an increase of $136.8 million, or 23.1%, from $593.0 million for the year ended December 31, 2020. This increase was driven by the following:

•Service expense - Our total service expense was $393.5 million for the year ended December 31, 2021, representing an increase of $86.8 million, or 28.3%, from $306.7 million for the year ended December 31, 2020. This increase was primarily driven by expenses related to our network of providers, which increased by $46.2 million, driven by the higher IHE volume and a return to a more traditional mix of in-person IHEs compared to vIHEs. In 2020, as a result of COVID-19, a higher proportion of evaluations were performed as vIHE, which have a lower cost per evaluation. Compensation-related expenses increased by $26.5 million primarily driven by additional headcount and higher incentive pay to support growth in both segments. Additionally, the following expenses increased during the year ended December 31, 2021, primarily driven by the overall higher IHE volume: an increase of $9.5 million in the costs of providing other ancillary services, including certain laboratory and testing fees; an increase of approximately $4.1 million in member outreach and other related expenses; and an increase of $0.3 million in other variable costs. The impact of COVID-19 resulted in an increase of approximately $0.2 million in expenses, including costs related to COVID-19 tests for our providers and incremental costs for personal protective equipment used by our providers while conducting IHEs during the pandemic.

•Selling, general and administrative expense - Our total SG&A expense was $244.5 million for the year ended December 31, 2021, representing an increase of $36.5 million, or 17.5%, from $208.0 million for the year ended December 31, 2020. This increase was primarily driven by compensation-related expenses, which increased by $22.7 million due to additional headcount to support the overall growth in our business and a related increase in incentive compensation. Other costs also increased, including an increase of $11.2 million in professional and consulting fees, primarily related to increased costs associated with being a public company as well as higher legal expenses, an increase of $4.5 million in information technology-related expenses, including infrastructure and software costs, and an increase of $1.1 million in employee travel and entertainment expenses as COVID-19 imposed travel restrictions eased. These increases were partially offset by a decrease of $2.2 million in other variable costs, $0.6 million in remeasurement of contingent consideration, and a $0.2 million decrease in facilities-related expenses, including rent expense under our operating leases.

•Transaction-related expenses - Our total transaction-related expenses were $9.9 million for the year ended December 31, 2021, representing a decrease of $5.3 million, or 34.9%, from $15.2 million for the year ended December 31, 2020. In 2021, the transaction-related expenses consisted primarily of consulting and other professional services expenses, as well as compensation expenses, incurred in connection with our IPO and general corporate development activities, including potential acquisitions that did not proceed. In 2020, the transaction-related expenses related to our combination with Remedy Partners at the end of 2019 and integration of Remedy Partners, expenses incurred in connection with general corporate development activities, including potential acquisitions that did not proceed, as well as costs incurred in connection with our IPO. These transaction-related expenses consisted primarily of consulting, compensation and integration-type expenses.

•Asset impairment - Our total asset impairment was $11.2 million for the year ended December 31, 2021, representing an increase of $10.4 million from $0.8 million for the year ended December 31, 2020. In 2021, the asset impairment related to a technology intangible asset acquired through the PatientBlox acquisition, which was considered impaired due to a delay in the launch of a new episodes product utilizing such technology. The asset impairment in 2020 resulted from the discontinued use of certain software assets.

•Depreciation and amortization - Our total depreciation and amortization expense was $70.7 million for the year ended December 31, 2021, representing an increase of $8.4 million, or 13.6%, from $62.3 million for the year ended December 31, 2020. This increase in depreciation and amortization expense was primarily driven by a net increase in amortization expense of $7.5 million, primarily due to additional capital expenditures related to internally-developed software over the past year, partially offset by certain intangible assets becoming fully amortized in 2020. Additionally, there was an increase in depreciation expense of $0.9 million, primarily driven by additional capital expenditures over the past year.

Other expense, net

Other expense, net was $29.5 million for the year ended December 31, 2021, representing a decrease of $1.7 million from $31.2 million for the year ended December 31, 2020. This decrease was primarily driven by a $4.0 million adjustment to our liability under the TRA (the “TRA liability”) and a $1.9 million decrease in the remeasurement of the fair value of the outstanding customer EAR liabilities, partially offset by the loss on extinguishment of debt in 2021 of $5.0 million in connection with the June 2021 refinancing of our outstanding long-term debt. Interest expense also decreased by $0.5 million primarily driven by the lower outstanding principal balance and lower interest rates following our June 2021 refinancing, as well as an increase of $0.3 million in interest income on excess cash balances held throughout the year.

Income tax (benefit) expense
Income tax expense was $4.2 million for the year ended December 31, 2021, representing an increase of $3.3 million from $0.9 million in income tax expense for the year ended December 31, 2020. As a result of the Reorganization Transactions, we are now subject to corporate income taxes on our share of the total net income (loss). Prior to the Reorganization Transactions, we were not subject to corporate income taxes, as Cure TopCo is a partnership for U.S. tax purposes. The effective tax rate for 2021 was 30.2%, which is higher than the statutory federal and state income tax rate of approximately 25% primarily due to unrealizable net operating losses which require a valuation allowance and the impact of the non-controlling interest partially offset by a tax benefit associated with stock option exercises.

Segment results

We evaluate the performance of each of our two operating segments based on segment revenue and segment adjusted EBITDA. Service expense for each segment is based on direct expenses associated with the revenue generating activities of each segment. We allocate SG&A expenses to each segment primarily based on the relative proportion of direct employees.

The following table summarizes our segment revenue, segment adjusted EBITDA and the percentage of total consolidated revenue and consolidated adjusted EBITDA, respectively, for the periods presented:

	Year ended December 31,				% Change
	2021	% of Total	2020	% of Total	2021 v 2020
	(in millions)
Revenue
Home & Community Services
Evaluations	$645.7	83.5%	$441.4	72.3%	46.3%
Other	7.4	0.9%	9.2	1.5%	(19.5)%
Total Home & Community Services revenue	653.1	84.4%	450.6	73.8%	44.9%
Episodes of Care Services
Episodes	111.3	14.4%	149.3	24.4%	(25.5)%
Other	9.0	1.2%	10.7	1.8%	(15.9)%
Total Episodes of Care Services revenue	120.3	15.6%	160.0	26.2%	(24.8)%
Segment Adjusted EBITDA
Home & Community Services	195.2	114.0%	96.3	77.1%	102.8%
Episodes of Care Services	(24.0)	(14.0)%	28.6	22.9%	NM

Home & Community Services revenue was $653.1 million for the year ended December 31, 2021, representing an increase of $202.5 million, or 44.9%, from $450.6 million for the year ended December 31, 2020. This increase was primarily driven by Evaluations revenue, which increased by $204.3 million. The higher Evaluations revenue was driven by increased IHE volume and a reduction in the proportion of IHEs conducted as vIHEs, which are performed at a lower price per evaluation compared to in-person IHEs. Evaluations revenue included a reduction associated with the decline in value of the outstanding customer EARs of $19.7 million and $12.4 million during the years ended December 31, 2021 and 2020, respectively. Other revenue decreased by $1.8 million, primarily due to a decrease in standalone sales of our social determinants of health product.

Episodes of Care Services revenue was $120.3 million for the year ended December 31, 2021, representing a decrease of $39.7 million, or 24.8%, from $160.0 million for the year ended December 31, 2020. This decrease was primarily driven by a decrease of $38.0 million in Episodes revenue due to the adverse effects of COVID-19 on program size and savings rate, including lower healthcare utilization, the exclusion of episodes of care with a COVID-19 diagnosis and the impact of the patient case mix adjustment and inpatient rehabilitation center utilization on savings rate described in “—COVID-19” above. We recognized approximately $9.2 million of revenue during the year ended December 31, 2021 compared to $22.3 million during the year ended December 31, 2020, representing changes in estimates of variable consideration upon receipt and analysis of reconciliations from CMS in the second and fourth quarters, primarily as a result of the improved savings rate and changes in program size compared to our estimates. During the year ended December 31, 2020, we also recorded approximately $9.2 million of revenue related to changes in estimates based on new information received during the third quarter of 2020, primarily related to the impact of COVID-19 on program size and related CMS-imposed changes offered to providers that had an overall beneficial impact on savings rates, primarily due to the optional exclusion of under-performing bundles. Other revenue decreased by $1.7 million in 2021, primarily driven by a decrease in our complex care management services product offering.

Home & Community Services Adjusted EBITDA was $195.2 million for the year ended December 31, 2021, representing an increase of $98.9 million, or 102.8%, from $96.3 million for the year ended December 31, 2020. This increase was primarily driven by the increase in revenue described above partially offset by higher operating expenses as a result of the variable costs associated with increased volume and the investments to support our growth and technology.

Episodes of Care Services Adjusted EBITDA was a loss of $24.0 million for the year ended December 31, 2021, representing a decrease of $52.6 million from positive Adjusted EBITDA of $28.6 million for the year ended December 31, 2020. This decrease was primarily driven by the lower revenue described above and higher operating expenses as a result of investments to support our future growth and technology.
Quarterly Results of Operations

The following table sets forth unaudited statement of operations data for each of the quarters presented. We have prepared the quarterly statement of operations data on a basis consistent with the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of this data. This information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results for any future period.

	Three months ended (unaudited)
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
	(in millions)
Revenue	$131.7	$130.7	$154.7	$193.5	$180.0	$212.8	$199.2	$181.4
Operating expenses:
Service expense	67.3	52.7	83.4	103.3	98.5	104.1	100.4	90.5
Selling, general and administrative expense	51.1	47.0	50.4	59.5	57.3	64.9	65.8	56.5
Transaction-related expense	2.4	1.6	6.8	4.4	5.6	1.0	2.9	0.4
Asset impairment	—	—	—	0.8	—	—	—	11.2
Depreciation and amortization	14.5	15.7	15.8	16.3	16.7	17.3	17.6	19.1
Total operating expenses	135.3	117.0	156.4	184.3	178.1	187.3	186.7	177.7
(Loss) income from operations	(3.6)	13.7	(1.7)	9.2	1.9	25.5	12.5	3.7
Interest expense	5.2	5.9	5.1	6.0	6.8	6.5	4.2	4.2
Loss on extinguishment of debt	—	—	—	—	—	5.0	—	—
Other expense (income), net	—	0.6	6.3	2.1	56.7	14.3	(27.4)	(40.8)
Other expense, net	5.2	6.5	11.4	8.1	63.5	25.8	(23.2)	(36.6)
(Loss) income before income taxes	(8.8)	7.2	(13.1)	1.1	(61.6)	(0.3)	35.7	40.3
Income tax expense (benefit)	0.1	0.2	0.2	0.4	(9.9)	(0.2)	6.4	7.9
Net (loss) income	$(8.9)	$7.0	$(13.3)	$0.7	$(51.7)	$(0.1)	$29.3	$32.4

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

Our primary sources of liquidity are proceeds from our IPO, our existing cash and cash equivalents, cash provided by operating activities and borrowings under our Credit Agreement, including borrowing capacity under our Revolving Facility (as defined below). We received net proceeds of $609.7 million in connection with the IPO. As of December 31, 2021, we had unrestricted cash and cash equivalents of $678.5 million. Our total indebtedness was $349.1 million as of December 31, 2021.

In June 2021, we refinanced our previously existing credit facility and entered into a new credit agreement (the “2021 Credit Agreement”) with a secured lender syndicate, which, among other things, reduced our total debt outstanding by approximately $61.4 million, lowered the interest rate, increased our borrowing capacity under the

Revolving Facility and extended the maturity. The 2021 Credit Agreement includes a term loan of $350.0 million (the “2021 Term Loan”) and a revolving credit facility (the “Revolving Facility”) with a $185.0 million borrowing capacity. See “—Indebtedness” below. As of December 31, 2021, we had available borrowing capacity under the Revolving Facility of $172.8 million, as the borrowing capacity is reduced by outstanding letters of credit of $12.2 million.

Our principal liquidity needs are working capital and general corporate expenses, debt service, capital expenditures, obligations under the Tax Receivable Agreement, income taxes, acquisitions and other investments to help achieve our growth strategy. Our capital expenditures for property and equipment to support growth in the business were $6.7 million and $13.9 million for the years ended December 31, 2021 and 2020, respectively. The higher capital expenditures in 2020 were driven by an expansion at our Dallas office location to support our growth.

Our liquidity may fluctuate on a quarterly basis due to our agreements with CMS under the BPCI-A program. Cash receipts generated under these contracts, which represents the majority of revenue in our Episodes of Care Services segment, are subject to a semiannual reconciliation cycle, which occurs in the second and fourth quarters of each year. We typically receive cash receipts under these contracts in the quarter subsequent to the receipt of the reconciliation, or during the first and third quarters of each year, which can cause our liquidity position to fluctuate from quarter to quarter. See “—Factors affecting our results of operations—Seasonality.”

During 2020, the COVID-19 pandemic led to a deviation from the historical seasonality trend we generally experience in our Home & Community Services segment, whereby the fourth quarter IHE volume and revenue are generally lower than the other quarters. As a result, and due to the shift to vIHEs during our temporary suspension of IHEs in March 2020 due to the COVID-19 pandemic, our liquidity trends were negatively impacted during certain periods in 2020. During 2021, the vast majority of our evaluations were performed on an in-person basis, although due to a surge in variants at the end of 2021 and as an ongoing product offering, we continued to perform vIHEs. The phasing of the overall IHE volume in 2021 was more in line with historical trends in the Home & Community Services segment, albeit at higher absolute volumes, and therefore 2021 liquidity was more consistent with historical seasonality trends.

In our Episodes of Care Services segment, the lower number of episodes managed in 2020 and the lower than expected savings rate, primarily driven by the effects of the COVID-19 pandemic and CMS’ response to the pandemic, impacted the semi-annual reconciliation we received during the second quarter of 2021. We received the cash related to this reconciliation in the third quarter of 2021, which was a significantly lower amount than that received from the prior reconciliation. Recently, CMS announced a change to the period in which they will pay funds related to expirations. This change will result in a delayed payment for one period, which will have a temporary adverse impact on the cash expected to be received in early 2022 following the receipt of our semi-annual reconciliation during the fourth quarter of 2021. In addition, our program size and savings rate were also negatively impacted by the COVID-19 pandemic in 2021, and as a result, we expect to receive lower cash payments from CMS for reconciliations received in 2022 as compared to the reconciliations received prior to the pandemic. See “—COVID-19.”

On February 9, 2022, we entered into an Agreement and Plan of Merger (“the Merger Agreement”) with Caravan Health, Inc. (“Caravan”), pursuant to which, we acquired Caravan on March 1, 2022 for an initial purchase price of approximately $250.0 million, subject to certain customary adjustments. The initial purchase price comprises $190.0 million in cash and approximately $60.0 million in our Class A common stock. In addition to the initial purchase price, the transaction includes contingent additional payments of up to $50.0 million based on the future performance of Caravan. In connection and concurrently with entry into the Merger Agreement, we entered into support agreements with certain shareholders of Caravan, pursuant to which such shareholders agreed that, other than according to the terms of its respective support agreement, it will not, subject to certain limited exceptions, transfer, sell or otherwise dispose of any Caravan shares for a period of up to five years following closing of the merger, among other things.

In the first quarter of 2022, we announced we are developing a technology center in Ireland where we intend to employ software engineers and other employees to support our operations in the United States. This will be our first international expansion, which will require capital funding and expose us to currency risk. See “—Item 1A. Risk Factors—Risks related to our limited operating history, financial position and future growth—We may be subject to risks that arise from operating internationally.”

We believe that our cash flow from operations, capacity under our Revolving Facility and available cash and cash equivalents on hand will be sufficient to meet our liquidity needs for at least the next 12 months. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of additional indebtedness, the issuance of additional equity, or a combination thereof. We cannot assure you that we will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. See “—Item 1A. Risk factors.” Accordingly, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell or issue additional equity to finance such acquisitions, which could possibly result in additional expenses or dilution.
Indebtedness

On June 22, 2021, our subsidiaries, Cure Intermediate 3, LLC, as “Holdings,” and Signify Health, LLC, as “Borrower,” entered into a credit agreement (the “2021 Credit Agreement”) with Barclays Bank PLC as administrative agent and collateral agent (the “Administrative Agent”), the guarantors party thereto from time to time and the lenders party thereto from time to time, consisting of term loans in an aggregate principal amount of $350.0 million (the “2021 Term Loan”) and a revolving credit facility in an aggregate principal amount of $185.0 million (the “Revolving Facility”). The obligations under the 2021 Credit Agreement are secured by substantially all of the assets of Holdings, the Borrower and its wholly-owned domestic subsidiaries (subject to customary exceptions and exclusions), including a pledge of the equity of each of its subsidiaries. The 2021 Credit Agreement replaced all previously outstanding long-term indebtedness.

The 2021 Term Loan amortizes at 1.00% per annum in quarterly installments of 0.25% commencing with the first payment in December 2021, and will mature on June 22, 2028. The Revolving Facility matures on June 22, 2026.

The 2021 Term Loan bears interest at a rate of the base rate plus 2.25% for base rate loans or the eurocurrency rate plus 3.25% for eurocurrency rate loans, provided that upon and any time after the public corporate credit rating of the Borrower is first rated “B+” or higher by Standards and Poors’ Rating Agency (“S&P”) following June 22, 2021, the applicable rate with respect to the 2021 Terms Loan shall be permanently reduced by 0.25% for both eurocurrency rate loans and for base rate loans. Borrowings under the Revolving Facility initially bore interest at a rate of the base rate plus 1.75% for base rate loans or the eurocurrency rate plus 2.75% for eurocurrency rate loans and letter of credit fees and, undrawn commitment fees equal to 0.25%.

Since the delivery of financial statements for the first full quarter after June 22, 2021, the interest rate for borrowings under the Revolving Facility is based on the consolidated first lien net leverage ratio pricing grids below. In addition, upon and any time after the public corporate credit rating of the Borrower is first rated B+ or higher by S&P subsequent to June 22, 2021, the applicable rate with respect to the Revolving Facility and letter of credit fees shall be permanently reduced by 0.25% at each pricing level in the pricing grids below.

Pricing Level	Consolidated First Lien Net Leverage Ratio	Eurocurrency Rate Loans and Letter of Credit Fees	Base Rate Loans
1	>2.00:1.00	3.25%	2.25%
2	≤2.00:1.00 and >1.50:1.00	3.00%	2.00%
3	≤1.50:1.00	2.75%	1.75%

Pricing Level	Consolidated First Lien Net Leverage Ratio	Commitment Fee
1	>2.25:1.00	0.50%
2	≤2.25:1.00 and >2.00:1.00	0.375%
3	≤2.00:1.00	0.250%

In addition, the 2021 Credit Agreement contains covenants that, among other things, restrict the ability of the Borrower and its restricted subsidiaries to make certain payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change its business, make investments and may limit or restrict the Borrower’s ability to make dividends or other distributions to us. In addition, the 2021 Credit Agreement contains a springing financial covenant requiring the Borrower to maintain its Consolidated First Lien Net Leverage Ratio (as defined in the 2021 Credit Agreement) at or below 4.50:1.00 as of the last day of any fiscal quarter in which the principal amount of all revolving loans and letters of credit (other than undrawn letters of credit) exceed 35% of the revolving credit commitments at such time.
Comparative cash flows

The following table sets forth our cash flows for the periods indicated:

	Year ended December 31,
	2021	2020
	(in millions)
Net cash provided by operating activities	$129.9	$43.5
Net cash (used in) provided by investing activities	(34.0)	(49.8)
Net cash provided by (used in) financing activities	511.3	33.1
Net increase in cash, cash equivalents and restricted cash	607.2	26.8
Cash, cash equivalents and restricted cash - beginning of year	77.0	50.2
Cash, cash equivalents and restricted cash - end of year	$684.2	$77.0

Operating activities

Net cash provided by operating activities was $129.9 million in 2021, an increase of $86.4 million, compared to $43.5 million in 2020.

Net income was $9.9 million in 2021, as compared to a net loss of $14.5 million in 2020. The increase in net income was primarily due to growth in Home & Community Services revenue partially offset by a decline in Episodes of Care Services revenue, primarily driven by the impact of the COVID-19 pandemic as well as an increase in operating expenses to support the future growth in the overall business. Non-cash items were $122.4 million in 2021 as compared to $99.2 million in 2020. The increase in non-cash items included in net income was primarily driven by the impairment of the PatientBlox technology intangible asset due to the delay in the launch of a new episodes product utilizing the technology and the loss on extinguishment of debt partially offset by a deferred tax benefit and adjustments to the Tax Receivable Agreement liability.

Changes in operating assets and liabilities resulted in a cash decrease of $0.5 million in 2021, as compared to a cash decrease of $39.4 million in 2020. The change in operating assets and liabilities was primarily driven by a net reduction in accounts receivable of $53.4 million in 2021 compared to a net increase in accounts receivable of $102.5 million in 2020. The reduction in accounts receivable in 2021 was primarily driven by collections in the Episodes of Care Services segment together with the impact of COVID-19 leading to a reduction in program size which resulted in an $83.2 million decrease to accounts receivable for our Episodes of Care Services segment as of December 31, 2021 as compared to December 31, 2020. This was partially offset by a $29.8 million increase in accounts receivable for our Home & Community Services segment of as of December 31, 2021 as compared to December 31, 2020 primarily as a result of the increase in in-person IHE volumes in 2021. The net impact of changes in contract assets and liabilities during 2021 was a $29.8 million reduction in cash for the year ended December 31, 2021 as compared to a $13.6 million cash increase for the year ended December 31, 2020. The increase in net contract assets in 2021 was primarily driven by a delay in cash collections as a result of a change implemented by CMS related to timing of payments for expired episodes under the BPCI-A program and a change to the estimate of variable consideration in our Episodes of Care Services segment revenue in 2021 based on additional information that became available to us. An increase in operating expenses as a result of the investments to support our growth and technology has further impacted our working capital needs.

Accounts receivable, contract assets and contract liabilities fluctuate from period to period as a result of periodically slower client collections and the results of the semi-annual reconciliations in our Episodes of Care Services segment.

Investing activities

Net cash used in investing activities was $34.0 million in 2021, a decrease of $15.8 million, compared to net cash used in investing activities of $49.8 million in 2020. Capital expenditures for property and equipment were $6.7 million in 2021 compared to $13.9 million in 2020. The $7.2 million decrease in capital expenditures for property and equipment was primarily driven by investments in certain facilities in 2020 and other requirements to support the future growth in the business. Capital expenditures for internal-use software development were $21.9 million in 2021 compared to $20.2 million in 2020. The $1.7 million increase in capital expenditures for internal-use software development was primarily driven by additional investments in our technology platforms to support future growth. During 2021, we released $0.4 million in restricted cash to the sellers of PatientBlox, in accordance with the purchase agreement related to the PatientBlox acquisition that was completed in the fourth quarter of 2020. Investing activities also included a $5.0 million equity investment in Medalogix, Inc. in 2021 and a $1.0 million equity investment in CenterHealth in 2020. Investing activities in 2020 also included the initial cash consideration related to the acquisition of PatientBlox in the amount of $14.7 million and the purchase of a long-term equity investment for $1.0 million.

Financing activities

Net cash provided by financing activities was $511.3 million in 2021, an increase of $478.2 million, compared to net cash provided by financing activities of $33.1 million in 2020. The primary source of cash from financing activities in 2021 was proceeds of $604.5 million related to our IPO after deducting underwriting discounts and other issuance-related costs. Additionally, we received $5.9 million in proceeds related to the issuance of common stock in connection with the exercise of stock options and purchase of shares under our Employee Stock Purchase Plan (“ESPP”). These cash inflows in 2021 were partially offset by the net reduction in long-term debt of $61.4 million in connection with the June 2021 refinancing as well as scheduled principal payments on long-term debt of $2.0 million. Additionally, we paid $13.1 million related to the completion of the first milestone associated with the 2020 PatientBlox acquisition, $13.0 million in tax distributions to the non-controlling interest members of Cure TopCo and approximately $9.2 million in debt issuance costs in connection with the June 2021 refinancing.

Net cash provided by financing activities was $33.1 million in 2020. The primary source of cash provided by financing activities in 2020 was proceeds of $140.0 million from the issuance of the 2020 Incremental Term Loans. Additionally, we received approximately $1.0 million in net income tax refunds on behalf of New Remedy Corp. and $2.9 million in proceeds related to the issuance of common stock under stock plans. These sources of cash in 2020 were partially offset by the repurchase of CureTopCo and Cure Aggregator member units for $56.9 million, payment of contingent consideration of $38.2 million related to a 2017 acquisition, tax distributions to members of Cure Aggregator and Cure TopCo of $8.2 million, payment of debt issuance costs of $5.1 million and scheduled principal payments on long-term debt under our then outstanding credit agreement of $2.8 million.

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

On December 31, 2021, we entered into an amendment of the December 2019 EAR and the September 2020 EAR (collectively, the “EAR Amendments”). The EAR Amendments provide, among other things, that the customer may exercise any unexercised, vested and non-forfeited portion of each EAR upon the sale of our Class A common stock by New Mountain Capital, our sponsor, subject to certain terms and conditions. These terms and conditions include, among others, that the customer has met its revenue targets under each EAR for 2022 and that New Mountain Capital has sold our Class A common stock above a certain threshold as set forth in each amendment. We have the option to settle any portion of the EARs so exercised in cash or in Class A common stock, provided that the aggregate amount of any cash payments do not exceed $25.0 million in any calendar quarter (with any amounts exceeding $25.0 million to be paid in the following quarter or quarters).

We and our customer also agreed to extend our existing commercial arrangements through the middle of 2026 and established targets for the minimum number of IHEs to be performed on behalf of the customer each year (the “Volume Targets”). The EAR Amendments did not result in any incremental expense as the fair value at the time of modification did not exceed the fair value of the original December 2019 EAR and September 2020 EAR immediately prior to the modification. Accordingly, we will continue to recognize the original grant date fair value of the 2019 EAR and 2020 EAR awards as a reduction to revenue.

We also entered into a letter agreement (the “EAR Letter Agreement”) with the customer that provides that, in the event of a change in control of the Company or certain other corporate transactions, and subject to achievement of the Volume Targets, if the aggregate amount paid under the EARs prior to and in connection with such event (the “Aggregate EAR Value”) is less than $118.5 million, then the customer will be paid the difference between $118.5 million and the Aggregate EAR Value. The EAR Letter Agreement is a separate equity-linked instrument. The EAR Letter Agreement was determined to be a separate equity instrument, independent from the original EARs, as amended. The grant date fair value is determined based on an option pricing model. Similar to the original EARs, we will record the initial grant date fair value as a reduction to revenue over the performance period. Estimated changes in fair market value will be recorded each accounting period based on management’s current assumptions related to the underlying valuation approaches as other (income) expense, net on the Consolidated Statement of Operations. The grant date fair value of the EAR Letter Agreement was estimated to be $76.2 million and will be recorded as a reduction of revenue through June 30, 2026, coinciding with the service period. The EAR Letter Agreement was executed on December 31, 2021 and, therefore, there was no material impact on our results of operations in 2021.

As of December 31, 2021, cash settlement of the EARs was expected to be a minimum of $118.5 million but was not considered probable, due to the change in control and liquidity provisions of each EAR. The grant date fair value of the December 2019 EAR was estimated to be $15.2 million and is being recorded as a reduction of revenue through December 31, 2022, coinciding with the three-year performance period. The grant date fair value of the September 2020 EAR was estimated to be $36.6 million and is being recorded as a reduction of revenue through December 31, 2022, coinciding with the 2.5-year performance period. As of December 31, 2021, the total estimated fair market value of the EARs, as amended, was approximately $76.6 million.
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

We define Adjusted EBITDA as net income (loss) before interest expense, loss on extinguishment of debt, income tax expense, depreciation and amortization and certain items of income and expense, including asset impairment, other (income) expense, net, transaction-related expenses, equity-based compensation, remeasurement of contingent consideration, SEU expense and non-recurring expenses. We believe that Adjusted EBITDA provides a useful measure to investors to assess our operating performance because it eliminates the impact of expenses that do not relate to ongoing business performance, and that the presentation of this measure enhances an investor’s understanding of the performance of our business.

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
Adjusted EBITDA increased by $46.3 million, or 37.0%, to $171.2 million in 2021 from $124.9 million in 2020.

We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. We believe that Adjusted EBITDA Margin is helpful to investors in measuring the profitability of our operations on a consolidated basis. Adjusted EBITDA Margin increased by approximately 160 basis points to 22.1% in 2021 from 20.5% in 2020.

The following table shows a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Year ended December 31,
	2021	2020
	(in millions)
Net income (loss)	$9.9	$(14.5)
Interest expense	21.7	22.2
Loss on extinguishment of debt	5.0	—
Income tax expense	4.2	0.9
Depreciation and amortization	70.7	62.3
Asset impairment(a)	11.2	0.8
Other expense (income), net(b)	2.8	9.0
Transaction-related expenses(c)	9.9	15.2
Equity-based compensation(d)	12.9	12.1
Customer equity appreciation rights(e)	19.7	12.4
Remeasurement of contingent consideration(f)	(0.2)	0.3
SEU Expense (g)	1.7	—
Non-recurring expenses(h)	1.7	4.2
Adjusted EBITDA	$171.2	$124.9

(a) Asset impairment in 2021 was related to a technology intangible asset acquired through the PatientBlox acquisition, which was considered impaired as a result of a delay in the launch of a new episodes product utilizing such technology. The asset impairment in 2020 resulted from the discontinued use of certain software assets.
(b) Represents other non-operating (income) expense that consists primarily of the quarterly remeasurement of fair value of the outstanding customer EARs and adjustments to the TRA liability as well as interest and dividends earned on cash and cash equivalents.

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
(d) Represents expense related to equity incentive awards, including incentive units, stock options and RSUs, granted to certain employees, officers and non-employee directors as long-term incentive compensation. We recognize the related expense for these awards ratably over the vesting period or as achievement of performance criteria become probable.
(e) Represents the reduction of revenue related to the grant date fair value of the customer EARs granted pursuant to the customer EAR agreements we entered into in December 2019 and September 2020, as amended.
(f) Represents remeasurement of contingent consideration in 2021 related to potential payments due upon completion of certain milestone events in connection with our acquisition of PatientBlox. In 2020, represents the remeasurement of contingent consideration due to the selling shareholders of Censeo Health, a business acquired in 2017, pending the resolution of an Internal Revenue Service (“IRS”) tax matter. The matter was resolved in 2020.
(g) Represents compensation expense related to awards of synthetic equity units (“SEUs”) subject to time-based vesting. A limited number of synthetic equity units were granted in 2020 and 2021 at the time of the IPO; no future grants of SEUs will be made. Compensation expense related to these awards is tied to the 30-trading day average price of our Class A common stock, and therefore is subject to volatility and may fluctuate from period to period until settlement occurs.
(h) Represents certain gains and expenses incurred that are not expected to recur, including those associated with the closure of certain facilities and the early termination of certain contracts as well as one-time expenses associated with the COVID-19 pandemic.
Contractual Obligations and Commitments

Our material cash requirements include non-cancelable purchase commitments, lease obligations, debt and debt service, payments under the Tax Receivable Agreement and settlement of the outstanding customer EARs, among others. See Note 11 Long-Term Debt and Note 18 Commitments and Contingencies to our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K , and “—Indebtedness” and “—Customer Equity Appreciation Rights Agreements” for further details. In addition, as of December 31, 2021 we have approximately $33.1 million in non-cancelable commitments for the purchase of software, goods and services, of which $23.5 million is due within the next 12 months.

As of December 31, 2021, we had $338.4 million in outstanding debt under our 2021 Credit Agreement, including $3.5 million due within the next 12 months.

As of December 31, 2021, cash settlement related to the customer EARs is expected to be a minimum of $118.5 million. However, timing of payment is not known due to the change in control and liquidity provisions of the EARs and therefore was not considered probable.

The Tax Receivable Agreement became effective in connection with the Reorganization Transactions in February 2021. As of December 31, 2021, the estimated liability under the Tax Receivable Agreement was $56.3 million, and is expected to increase as LLC units are exchanged for shares of Class A common stock in the future. We anticipate making payments under the Tax Receivable Agreement during the first half of 2023 following the finalization of the 2021 corporate tax return with payments being spread over at least a 15 year period.

We are obligated as a lessee under certain non-cancellable operating leases for several office and other facility locations, with expected total cash commitments over the remaining lease terms of $64.4 million as of December 31, 2021, of which $10.2 million is due within the next 12 months.

In February 2021, in connection with the IPO, the outstanding synthetic equity units were converted to synthetic common units and are eligible for a cash payment upon each vesting date based on the preceding 30-trading day average stock price of our Class A common stock. As of December 31, 2021, we expect to make payments to the employee holders of the synthetic equity units of approximately $1.4 million over the next 3 years based on the 30-day average price of our Class A common stock at December 31, 2021.
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
Critical accounting policies

The discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and related disclosures of contingent assets and liabilities. We base these estimates on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results experienced may vary materially and adversely from our estimates. Revisions to estimates are recognized prospectively. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. See Note 2 Significant Accounting Policies to our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a summary of our significant accounting policies.
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

The remaining sources of revenue in our Home & Community Services segment, which relate to ancillary diagnostic and evaluative services we provide, are recognized over time as the performance obligations are satisfied and are primarily based on a fixed fee. Therefore, they do not require estimates and assumptions by management. See Note 6 Revenue Recognition to our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details regarding our revenue recognition policies.

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

We adjust our estimates at the end of each six-month performance measurement period, generally in the second and fourth quarter each year, and may further adjust at the end of each reporting period to the extent new information indicates a change is needed. We apply a constraint to the variable consideration estimate in circumstances where we believe the claims data received is incomplete or inconsistent, so as not to have the estimates result in a significant revenue reversal in future periods. Although our estimates are based on the information available to us at each reporting date, several factors may cause actual revenue earned to differ from the estimates recorded each period. These include, among others, CMS-imposed restrictions on the definition of episodes and benchmark prices, healthcare provider participation, the impacts of the COVID-19 pandemic and other limitations of the program beyond our control.

Within our Episodes of Care Services segment, we also generate revenue through our non-BPCI-A Episodes of Care program. Similar to the BCPI-A program, revenues under our non-BPCI-A Episodes of Care program are also driven by estimates of program size and savings rate, subject to similar constraints as described above. Completed episodes are retrospectively reconciled following semi-annual performance periods.

The remaining sources of revenue in our Episodes of Care Services segment are recognized over time when, or as, the performance obligations are satisfied and are primarily based on a fixed fee or per member per month fee. Therefore, they do not require significant estimates and assumptions by management. See Note 6 Revenue Recognition to our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details regarding revenue recognition policies.
Allowance for doubtful accounts

We continuously monitor collections and payments from our customers. We maintain an allowance for doubtful accounts based on the best facts available to us. We consider historical realization data, accounts receivable aging trends and other operational trends to estimate the collectability of receivables. After all reasonable attempts are made to collect a receivable, the receivable is written off against the allowance for doubtful accounts. As of December 31, 2021, we had an allowance for doubtful accounts of $7.9 million, which represented 3.7% of total accounts receivable, net. We continue to assess our receivable portfolio and collections in light of the current economic environment and its impact on our estimation of the adequacy of the allowance for doubtful accounts.

Equity-based compensation

We recognize equity-based compensation for all equity-based awards granted to employees based on the grant date fair value of the award. The resulting compensation expense is generally recognized on a straight-line basis over the requisite service period. Forfeitures are recognized as they occur.

Following our IPO in February 2021, equity awards have been issued to certain employees and our Board of Directors in the form of RSUs and/or stock options. RSUs are subject to time-based vesting and vest either on the one-year anniversary of the grant date or ratably over four years. The grant date fair value of RSUs is based on the closing stock price of our Class A common stock on the date of grant and is recognized as equity-based compensation expense over the vesting period. Stock options are subject to time-based vesting and vest ratably over three or four years. The grant date fair value of stock options is measured using a Black-Scholes model and is recognized as equity-based compensation expense over the vesting period.

Inputs to the Black-Scholes model include the closing stock price of our Class A common stock on date of grant, as well as assumptions for expected term, expected volatility, expected dividend yield and risk-free interest rate. The expected term of the option represents the period the stock-based awards are expected to be outstanding. We use the simplified method for estimating the expected term of the options since we have limited historical experience to estimate expected term behavior. Since our Class A common shares were not publicly traded until February 2021 and were rarely traded privately, at the time of each grant, there has been insufficient volatility data available. Accordingly, we calculate expected volatility using comparable peer companies with publicly traded shares over a term similar to the expected term of the options issued. We do not intend to pay dividends on our common shares, therefore, the dividend yield percentage is zero. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.

We used the weighted average assumptions to estimate the fair value of stock options granted for the periods presented as follows. No stock options were granted during the year ended December 31, 2020.

Year ended December 31, 2021
Expected term (years)	6.10
Expected volatility	51.60%
Expected dividend yield	—
Weighted average risk-free interest rate	0.80%
Weighted average grant date fair value	$11.95

Equity-based compensation prior to the IPO included awards that were profits interest units for federal income tax purposes. The profits interest units had time-based and performance-based vesting criteria. Awards with time-based vesting generally vest over time, with a portion of the awards vesting on the grant date anniversary and other awards vesting on December 31 of each year. In connection with the IPO, the profits interest units were reclassified into common units and remain subject to the same time-based and performance-based vesting criteria as per the terms of the original awards.

The grant date fair value of the profits interests was measured using a Monte Carlo option pricing model and is being recognized for awards subject to time-based vesting as equity-based compensation expense over the requisite service period. For those awards with performance-based vesting, the total cash on cash return of the private equity owners as defined in the award agreement must exceed certain multiples set forth in the award agreement in order to vest, and is also generally dependent upon the participant’s continued employment. The criteria associated with the performance-vesting criteria has not been probable to date. As such, we have not recorded any equity-based compensation expense related to the equity-based awards that are subject to performance-based vesting criteria.

The total equity value of Cure TopCo at the time of grant represented a key input for determining the fair value of the underlying common units. Prior to the IPO, a discount for lack of marketability was applied to the per unit fair value to reflect increased risk arising from the inability to readily sell our common units.

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

The Monte Carlo simulation also requires additional inputs to estimate the grant date fair value of an award, including an assumption for expected volatility, expected dividend yield, risk-free rate and an expected life. Since we were historically privately held, we calculated expected volatility using comparable peer companies with publicly traded shares over a term similar to the expected term of the underlying award. At the time of grant, we had no intention to pay dividends on our common units, and therefore, the dividend yield percentage was zero. The risk-free interest rate was based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the profits interests.

Profits interest awards granted during the years ended December 31, 2020 included the following weighted average assumptions (annualized percentages):

Year ended December 31, 2020
Expected volatility	41.6%
Expected dividend yield	—
Risk-free interest rate	1.3%
Expected life (years)	2.9

In addition, Remedy Partners historically maintained an equity incentive plan whereby certain employees and directors were granted stock options. In November 2019, at the conclusion of the Remedy Partners Acquisition, outstanding Remedy Partners stock options were converted to stock options in New Remedy Corp. No additional stock option grants were made following the Remedy Partners Acquisition until the 2021 LTIP was adopted in connection with our IPO. In connection with the IPO, these former stock options in New Remedy Corp. were converted into stock options in Signify Health, Inc. The conversion of the outstanding stock options did not result in any incremental expense as the number of stock options outstanding and the exercise price were both adjusted on a proportionate basis, and therefore, the fair value of the new award did not exceed the fair value of the previous award immediately prior to the modification. The outstanding stock options remain subject to their original vesting schedules and contractual terms. Accordingly, we continue to recognize the original grant date fair value of these converted stock options. The original grant date fair value of the outstanding stock options was estimated using a Black-Scholes option-pricing model, which required the input of subjective assumptions, including estimated share price, volatility over the expected term of the awards, expected term, risk free interest rate and expected dividends, as described above. Expected volatility, expected dividend yield and risk-free interest rate were all calculated in similar ways for the Remedy Partners stock options as described above for the valuation of the profits interests. The expected term of the stock options represents the period the stock options were expected to be outstanding. We used the simplified method for estimating the expected term of the stock options. We continue to record equity-based compensation expense related to the converted Remedy Partners stock options that remain outstanding over the remaining vesting periods, to the extent the former Remedy Partners employees who received the stock option grants remain our employees.
Customer Equity Appreciation Rights

In December 2019 and September 2020, we entered into EAR agreements with one of our customers. On December 31, 2021, we entered into amendments of the 2019 and 2020 EAR agreements, as well as the EAR Letter Agreement. See “—Liquidity and capital resources—Customer Equity Appreciation Rights agreements.”

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

As the awards could be settled in cash, they are classified as noncurrent liabilities with estimated changes in fair market value recorded each accounting period based on current management assumptions related to the valuation approaches described for equity-based compensation above. These changes in fair market value are recorded in other expense (income), net on the consolidated statement of operations.
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

Acquisition-related contingent consideration is initially measured and recorded at its estimated fair value as an element of consideration paid in connection with an acquisition. Subsequent adjustments are recognized in SG&A expense in the consolidated statements of operations. We determine the fair value of acquisition-related contingent consideration, and any subsequent changes in fair value using a discounted probability-weighted approach. This approach takes into consideration certain Level 3 unobservable inputs. These unobservable inputs include probability assessments of expected future cash flows over the period in which the obligation is expected to be settled and applies a discount factor that captures the uncertainties associated with the obligation. Acquisition-related contingent consideration as of December 31, 2020 was $15.2 million, related to the acquisition of PatientBlox in 2020, to be paid upon the completion of certain milestones. We made payment of $15.0 million related to the completion of the first milestone in May 2021. As of December 31, 2021, we determined the second milestone is unlikely of being achieved and therefore the estimated fair value of the contingent consideration liability was reduced to zero.
Recoverability of goodwill, intangible assets, and other long-lived assets subject to amortization

Goodwill is an asset which represents the future economic benefits which arise from the excess of the purchase price over the fair value of acquired net assets in a business combination, including the amount assigned to identifiable intangible assets. Goodwill is not amortized, but rather is tested for impairment annually, or more frequently whenever there are triggering events or changes in circumstances which indicate that the carrying value of the asset may not be recoverable and an impairment loss may have been incurred. As of December 31, 2021, we had goodwill of approximately $597.1 million, which represented 28.1% of our consolidated total assets. As of December 31, 2020, we had goodwill of approximately $596.7 million, which represented 39.2% of our consolidated total assets.

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

We perform an assessment of goodwill utilizing either a qualitative or quantitative impairment test. The qualitative impairment test assesses several factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If management concludes it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative fair value test is performed.

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

We perform discounted cash flow analyses which utilize projected cash flows as well as a residual value, which is discounted to the present value in order to arrive at a reporting unit fair value. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions and estimates underlying the approach used to determine the value of our reporting units. Actual results could differ from management’s estimates, and such differences could be material to our consolidated financial position and results of operations. See “Item 1A. Risk factors.”

Given the significant cushion between the fair value and carrying value in the prior year, we performed a qualitative assessment in 2021 for our Home & Community Services reporting unit and concluded that it is more likely than not that the fair value of the reporting unit is greater than its carrying value amount. We performed a quantitative assessment for our Episodes of Care Services reporting unit in 2021, estimating the fair value using a combination of the income and market approaches, and concluded the estimated fair value was greater than the carrying value by approximately 12.5%. The income approach utilizes the present value of cash flows to estimate fair value. The future cash flows for our Episodes of Care Services reporting unit were projected based on our estimates, at the time of the assessment, of future revenues, operating income and other factors (such as working capital and capital expenditures). Under the market approach, we estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization and factored in a control premium.

It is possible unfavorable changes in one or more of the key assumptions in the future could result in the fair value of the reporting unit being less than its carrying value, resulting in a potential goodwill impairment. Potential changes that could have an unfavorable impact on the fair value of our Episodes of Care Services reporting unit include changes in (1) growth assumptions, particularly related to the impact of the COVID-19 pandemic, (2) growth assumptions related to new product lines that do not materialize over time, (3) the long-term construct of the BPCI-A program or any successor program or (4) the weighted average cost of capital determined from relevant market comparisons.

We review the carrying value of other long-lived assets or groups of assets, including property and equipment, internally developed software costs and other intangible assets, to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Intangible assets with definite lives subject to amortization include customer relationships and acquired and capitalized software. Acquired intangible assets are initially recorded at fair value and are amortized on a basis consistent with the timing and pattern of expected cash flows used to value the intangible asset, generally on a straight-line basis over the estimated useful life. Capitalized software is recorded for certain costs incurred for the development of internal-use software. These costs are amortized on a straight-line basis over the expected economic life of the software.

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

We recorded an asset impairment of $11.2 million related to a technology intangible asset acquired through the PatientBlox acquisition for the year ended December 31, 2021 as a result of the delay in the launch of a new episodes product utilizing the underlying technology. We recorded an asset impairment of $0.8 million related to certain capitalized software during the year ended December 31, 2020 as a result of the discontinued use of certain software.
Recent accounting pronouncements

Below is a description of certain recent accounting pronouncements that may have an impact on our financial statements. See Note 2 to our audited consolidated financial statements included elsewhere in Item 8 of this Annual Report on Form 10-K for further information.

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) which expanded the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 was effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. We elected to early adopt this new guidance for interim periods in 2020 with no significant impact to our financial statements

In November 2019, the FASB issued ASU 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements—Share-Based Consideration Payable to a Customer (“ASU 2019-08”) which requires that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718. The grant date is the date at which a grantor (supplier) and a grantee (customer) reach a mutual understanding of the key terms and conditions of a share-based payment award. ASU 2019-08 was effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. We elected to early adopt this new guidance for interim periods in 2020 as it relates to the customer EARs. The initial grant date fair value of the EAR agreements is being recorded as a reduction of the transaction price.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which requires lessees to recognize leases on the balance sheet by recording a right-of-use asset and lease liability. This guidance is effective for nonpublic entities for annual reporting periods beginning after December 15, 2021. We will adopt this new guidance as of January 1, 2022 and will apply the transition option, whereby prior comparative periods will not be retrospectively presented in the consolidated financial statements. We will elect the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and the lessee practical expedient to combine lease and non-lease components for all asset classes. We will make a policy election to not recognize right-of-use assets and lease liabilities for short-term leases for all asset classes. We continue to evaluate other practical expedients available under the guidance. We expect that the adoption of ASC 842 will materially impact our consolidated balance sheet and will not have a material impact on our results of operations. Based on our current agreements, we estimate that upon the adoption of ASC 842 on January 1, 2022, we will record a right-of-use asset of approximately $20 - $30 million and corresponding operating lease liability of approximately $30 - $40 million, based on the present value of the remaining minimum rental payments associated with our outstanding leases. The difference between the right-of-use asset and the corresponding lease liability is due to the balance of deferred rent and lease incentives at transition. As our current leases do not provide an implicit rate, nor is one readily available, we will use the incremental borrowing rate based on information available at January 1, 2022 to determine the present value of the future minimum rental payments.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”) which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. ASU 2021-08 is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted. We are evaluating the impact of this new guidance on our financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance (“ASU 2021-10”) which requires annual disclosures that increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. ASU 2021-10 is effective for all entities for fiscal years beginning after December 31, 2021. Early adoption is permitted. We are evaluating the impact of this new guidance on our financial statements.
Emerging growth company status

We are an “emerging growth company” as defined in the JOBS Act of 2012. We will remain an emerging growth company until the earlier of (1) the last day of our fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-

affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

We also intend to take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act so long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our proxy statement and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

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

At December 31, 2021, we had total variable rate debt outstanding under our Credit Agreement of $349.1 million. If the effective interest rate of our variable rate debt outstanding as of December 31, 2021 were to increase by 100 basis points (1%), our annual interest expense would increase by approximately $3.5 million.

At December 31, 2021, our total unrestricted cash and cash equivalents were $678.5 million. Throughout the year, we invest any excess cash in short-term investments, primarily money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our interest income. The impact will depend on variables such as the magnitude of rate changes and the level of excess cash balances. We do not consider this risk to be material. We manage such risk by continuing to evaluate the best investment rates available for short-term, high-quality investments.

Item 8. Financial Statements and Supplemental Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Signify Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Signify Health, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ / members’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and Schedule I – Condensed Financial Information of Registrant and Schedule II - Valuation and Qualifying Account (collectively referred to as the "financial statements") (see Note 1). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Deloitte & Touche LLP

Stamford, Connecticut
March 3, 2022

We have served as the Company's auditor since 2019.

Consolidated Balance Sheets (in millions, except shares)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$678.5	$72.6
Accounts receivable, net	217.2	270.6
Contract assets	84.3	27.8
Restricted cash	5.7	4.4
Prepaid expenses and other current assets	14.9	13.8
Total current assets	1,000.6	389.2

Property and equipment, net	23.7	25.4
Goodwill	597.1	596.7
Intangible assets, net	455.3	506.9
Deferred tax assets	38.8	—
Other assets	11.7	4.1
Total assets	$2,127.2	$1,522.3

LIABILITIES AND STOCKHOLDERS' / MEMBERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$136.7	$147.6
Contract liabilities	32.9	6.2
Current maturities of long-term debt	3.5	4.2
Contingent consideration	—	13.1
Deferred tax liability	—	1.9
Other current liabilities	10.0	16.6
Total current liabilities	183.1	189.6

Long-term debt	334.9	397.1
Contingent consideration	—	2.1
Customer EAR liability	48.6	21.6
Tax receivable agreement liability	56.3	—
Other noncurrent liabilities	11.4	17.9
Total liabilities	634.3	628.3

Commitments and Contingencies (Note 18)

Members' equity	—	894.0
Class A common stock, par value $0.01 (170,987,365 and 0 issued and outstanding at December 31, 2021 and December 31, 2020, respectively)	1.7	—
Class B common stock, par value $0.01 (56,838,744 and 0 issued and outstanding at December 31, 2021 and December 31, 2020, respectively)	0.6	—
Additional paid-in capital	1,101.3	—
Retained earnings	19.7	—
Contingently redeemable noncontrolling interest	369.6	—
Total stockholders' / members' equity	1,492.9	894.0

Total liabilities and stockholders' / members' equity	$2,127.2	$1,522.3

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Operations
(in millions, except shares and per share amounts)

	Year ended December 31,
	2021	2020	2019
Revenue	$773.4	$610.6	$501.8

Operating expenses
Service expense (exclusive of depreciation and amortization shown below)	393.5	306.7	247.2
Selling, general and administrative expense (exclusive of depreciation and amortization, shown below)	244.5	208.0	168.6
Transaction-related expenses	9.9	15.2	22.4
Loss on impairment	11.2	0.8	6.4
Depreciation and amortization	70.7	62.3	66.0
Total operating expenses	729.8	593.0	510.6

Income (loss) from operations	43.6	17.6	(8.8)

Interest expense	21.7	22.2	21.2
Loss on extinguishment of debt	5.0	—	—
Other (income) expense	2.8	9.0	(1.6)
Other (income) expense, net	29.5	31.2	19.6

Income (loss) before income taxes	14.1	(13.6)	(28.4)
Income tax expense	4.2	0.9	0.1
Net income (loss)	$9.9	$(14.5)	$(28.5)
Net loss attributable to pre-Reorganization period	(17.2)	(14.5)	(28.5)
Net income attributable to noncontrolling interest	7.4	—	—
Net income attributable to Signify Health, Inc.	$19.7	$—	$—

Earnings per share of Class A common stock(1)
Basic	$0.12	NM	NM
Diluted	$0.11	NM	NM
Weighted average shares of Class A common stock outstanding(1)
Basic	168,662,126	NM	NM
Diluted	172,064,800	NM	NM

(1)Basic and diluted net loss per share of Class A common stock is applicable only for the periods subsequent to February 12, 2021, which is the period following the initial public offering ("IPO") and related Reorganization Transactions (as defined in Note 1 to the Audited Consolidated Financial Statements). See Note 16 for the basis for the computation of net earnings (loss) per share.

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ / Members’ Equity
(in millions, except shares)

	Cure TopCo, LLC (Prior to Reorganization Transactions)	Signify Health, Inc. Stockholders' Equity
	Members' Equity	Class A common - Shares	Class A common stock	Class B common - Shares	Class B common stock	Additional paid-in capital	Non-controlling interest	Retained earnings (Accumulated deficit)	Total stockholders' equity
Balance at January 1, 2021	$894.0	—	$—	—	$—	$—	$—	$—	$894.0
Net loss prior to Reorganization Transactions	(17.2)	—	—	—	—	—	—	—	(17.2)
Equity-based compensation prior to Reorganization Transactions	0.9	—	—	—	—	—	—	—	0.9
Impact of Reorganization Transactions and IPO
Initial effect of the Reorganization Transactions and IPO on noncontrolling interests	(877.7)	140,758,464	1.4	57,613,676	0.6	620.8	254.9	—	—
Contribution of New Remedy Corp to Signify Health Inc.	—	—	—	—	—	(26.0)	—	—	(26.0)
Issuance of Class A common stock in IPO, net of issuance costs	—	27,025,000	0.3	—	—	479.0	125.3	—	604.6
Deferred tax adjustment related to Reorganization and tax receivable agreement	—	—	—	—	—	3.7	—	—	3.7
Class B subscription fee receivable	—	—	—	—	—	0.6	—	—	0.6
Post- IPO activity
Equity-based compensation subsequent to Reorganization Transactions	—	—	—	1,232,743	—	5.9	6.4	—	12.3
Proceeds from exercises of stock options	—	1,033,101	—	—	—	2.9	1.0	—	3.9
Issuance of Class A common stock under stock purchase plan		163,125	—	—	—	1.5	0.5	—	2.0
Tax payments on behalf of non-controlling interest	—	—	—	—	—	—	(13.3)	—	(13.3)
Exchange of LLC units	—	2,007,675	—	(2,007,675)	—	12.6	(12.6)	—	—
Equity impact of tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges	—	—	—	—	—	0.3	—	—	0.3
Net income subsequent to Reorganization Transactions	—	—	—	—	—	—	7.4	19.7	27.1
Balance at December 31, 2021	$—	170,987,365	$1.7	56,838,744	$0.6	$1,101.3	$369.6	$19.7	$1,492.9

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ / Members’ Equity
(in millions, except shares)

Members' Equity
Balance at January 1, 2019	$284.0
ASC 606 adoption	(0.2)
Contribution of Remedy	698.3
Acquisition of TAV Health	26.1
Member contributions	3.0
Member distributions	(22.5)
Repurchase of member units	(2.7)
Tax payments on behalf of members	(5.1)
Equity-based compensation	4.5
Proceeds from exercises of stock options	0.7
Net loss	(28.5)
Balance at December 31, 2019	957.6
Repurchase of member units	(56.9)
Member distributions	(8.2)
Equity-based compensation	12.1
Proceeds from exercises of stock options	3.5
Tax refunds received on behalf of New Remedy Corp	1.0
Repurchase of stock on behalf of New Remedy Corp	(0.6)
Net loss	(14.5)
Balance at December 31, 2020	$894.0

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows (in millions)

	Year ended December 31,
	2021	2020	2019
Operating activities
Net income (loss)	$9.9	$(14.5)	$(28.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	70.7	62.3	66.0
Asset impairment	11.2	0.8	6.4
Equity-based compensation	13.2	12.1	4.5
Customer equity appreciation rights	19.7	12.4	—
Remeasurement of customer equity appreciation rights	7.3	9.2	—
Amortization of deferred financing fees	2.5	1.8	1.5
Loss on extinguishment of debt	5.0	—	0.2
Remeasurement of contingent consideration	(0.2)	0.2	0.7
Payment of contingent consideration	(1.9)	(1.8)	—
Gain on sale of assets	—	—	(1.1)
Deferred income taxes	(3.0)	—	—
Tax Receivable Agreement liability adjustment	(4.0)	—	—
Other	—	0.4	0.6
Changes in operating assets and liabilities:
Accounts receivable	53.4	(102.5)	(37.8)
Prepaid expenses and other current assets	(1.1)	(6.9)	0.3
Contract assets	(56.5)	10.5	74.6
Other assets	0.1	(0.8)	0.3
Accounts payable and accrued expenses	(10.5)	40.5	2.8
Contract liabilities	26.7	3.1	(57.2)
Other current liabilities	(6.6)	6.8	1.6
Other noncurrent liabilities	(6.0)	9.9	6.8
Net cash provided by operating activities	129.9	43.5	41.7

Investing activities
Capital expenditures - property and equipment	(6.7)	(13.9)	(12.6)
Capital expenditures - internal-use software development	(21.9)	(20.2)	(12.9)
Proceeds from sale of assets	—	—	1.2
Purchase of long-term investment	(5.0)	(1.0)	—
Business combinations, net of cash acquired	(0.4)	(14.7)	(28.8)
Cash acquired from Remedy Partners Acquisition	—	—	136.0
Net cash (used in) provided by investing activities	(34.0)	(49.8)	82.9

Financing activities
Repayment of long-term debt	(413.4)	(2.8)	(2.8)
Proceeds from issuance of long-term debt	350.0	140.0	20.0
Repayment of borrowings under revolving credit facility	—	(92.0)	(25.0)
Proceeds from borrowings under revolving credit facility	—	92.0	25.0
Repayments of borrowings under financing agreement	(0.5)	(0.2)	—
Proceeds from borrowings under financing agreement	—	0.6	—
Payment of contingent consideration	(13.1)	(38.2)	—
Payment of debt issuance costs	(9.2)	(5.1)	(1.2)
Payment to sellers of Remedy	—	—	(83.8)
Distributions to non-controlling interest members	(13.0)	(8.2)	(22.5)
Proceeds from IPO, net	604.5	—	—
Refunds (payments) of taxes on behalf of New Remedy Corp	0.1	1.0	(5.1)
Repurchase of member units	—	(56.9)	(3.1)
Contributions from members	—	—	3.0
Proceeds related to the issuance of common stock under stock plans	5.9	2.9	0.7
Net cash provided by (used in) financing activities	511.3	33.1	(94.8)

Increase in cash, cash equivalents and restricted cash	607.2	26.8	29.8
Cash, cash equivalents and restricted cash - beginning of period	77.0	50.2	20.4
Cash, cash equivalents and restricted cash - end of period	$684.2	$77.0	$50.2

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows (in millions)

Supplemental disclosures of cash flow information
Cash paid for interest	$20.0	$19.3	$19.3
Cash payments, net of refunds, for taxes	7.3	0.5	0.2
Noncash transactions
Capital expenditures not yet paid	0.7	0.5	0.2
Assumption of liabilities from New Remedy Corp	26.0	—	—
Issuance of membership units related to acquisition	—	—	26.1
Items arising from LLC interest ownership exchanges:
Establishment of liabilities under tax receivable agreement	5.0	—	—
Deferred tax asset	9.4	—	—
See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements

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

In 2019, we acquired 100% of the outstanding equity of Remedy Partners, Inc. (“Remedy Partners”). A controlling interest in Remedy Partners was initially acquired by New Mountain Capital on January 15, 2019 (the “Remedy Partners Acquisition”), at which point we and Remedy Partners were considered to be under common control and combined financial statements were presented from January 15, 2019 to November 26, 2019. On November 26, 2019, a series of transactions were effected which resulted in Remedy Partners becoming our wholly-owned subsidiary and consolidated financial statements were presented from that date forward (the “Remedy Partners Combination” and together with the Remedy Partners Acquisition, the “Remedy Partners Transaction”). See Note 4 Business Combinations.

On March 13, 2019, Signify acquired 100% of the outstanding equity of Triple Aim Ventures, LLC, a Delaware limited liability company (“TAV Health”). See Note 4 Business Combinations.

Initial Public Offering
On February 16, 2021, we closed an initial public offering (“IPO”) of 27,025,000 shares of our Class A common stock at a public offering price of $24 per share, which included 3,525,000 shares issued pursuant to the full exercise of the underwriters’ over-allotment option. We received gross proceeds of $648.6 million, which resulted in net cash proceeds of $609.7 million after deducting underwriting discounts and commissions of $38.9 million and before fees and expenses incurred in connection with the IPO and paid for by Cure TopCo. We used the proceeds to purchase newly-issued membership interests from Cure TopCo at a price per interest equal to the IPO price of our Class A common stock, net of the underwriting discount and commissions.

Notes to the Consolidated Financial Statements
Reorganization Transactions
In connection with the IPO, Signify Health and Cure TopCo completed a series of transactions (“Reorganization Transactions”) including the following:

•The limited liability company agreement of Cure TopCo was amended and restated to, among other things, convert all outstanding equity interests into one class of non-voting common units (the “LLC Units”) and appoint us as the sole managing member of Cure TopCo.
•Our certificate of incorporation was amended and restated to authorize the issuance of two classes of common stock: Class A common stock and Class B common stock (collectively, the “common stock”). Each share of common stock entitles its holder to one vote per share on all matters submitted to a vote of our stockholders. The Class B common stock is not entitled to economic interests in Signify Health.
•The acquisition of LLC Units through (i) the contribution of LLC Units in exchange for Class A common stock by New Mountain Partners V (AIV-C), LP (the “IPO Contribution”) and (ii) the “Mergers,” in which certain entities treated as corporations for U.S. tax purposes that held LLC Units (individually, a “Blocker Company” and together, the “Blocker Companies”), each simultaneously merged with a merger subsidiary created by us (and survived such merger as our wholly-owned subsidiary), after which each Blocker Company immediately merged into Signify Health.
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

Immediately following the completion of the Reorganization Transactions, we owned approximately 74.1% of the economic interest in Cure TopCo. The Pre-IPO Members who retain their equity ownership in Cure TopCo subsequent to the Reorganization Transactions (the “Continuing Pre-IPO LLC Members”) owned the remaining 25.9% economic interest in Cure TopCo.
2.Significant Accounting Policies
Basis of Presentation
These Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and following the rules and regulations of the Securities and Exchange Commission (the “SEC”). Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for future periods.

For the periods subsequent to the Reorganization Transactions effective February 12, 2021, the Consolidated Financial Statements represent Signify Health and our consolidated subsidiaries, including Cure TopCo. For the periods prior to the Reorganization Transactions, the consolidated financial statements represent Cure TopCo and its consolidated subsidiaries, see Note 1 Nature of Operations. Signify Health was formed for the purpose of the IPO, which was effective in February 2021 and had no activities of its own prior to such date. We are a holding company and our sole material asset is a controlling ownership interest in Cure TopCo.

The financial statements were consolidated as of and for the year ended December 31, 2020. The financial statements were consolidated for the period from January 1, 2019 through January 14, 2019, the date of the Remedy Partners Acquisition and combined for the period from January 15, 2019 through November 26, 2019, the date of the Remedy Partners Combination. The Cure TopCo financial statements were consolidated since November 27, 2019 through the date of the Reorganization Transactions, see Note 1 Nature of Operations.

The Consolidated Financial Statements include the accounts and financial statements of our wholly-owned subsidiaries and variable interest entities (“VIE”s) where we are the primary beneficiary. Results of operations of

Notes to the Consolidated Financial Statements
VIEs are included from the dates we became the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

We have two operating segments, Home & Community Services and Episodes of Care Services as described in Note 1 Nature of Operations.

Use of Estimates
The accompanying Consolidated Financial Statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions affecting the reported amounts in our Consolidated Financial Statements and accompanying notes. These estimates are based on information available as of the date of the Consolidated Financial Statements; therefore, actual results could differ from those estimates. The significant estimates underlying our Consolidated Financial Statements include revenue recognition; allowance for doubtful accounts; recoverability of long-lived assets, intangible assets and goodwill; loss contingencies; accounting for business combinations, including amounts assigned to definite and indefinite lived intangible assets and contingent consideration; and equity-based compensation.

As of December 31, 2021, the impact of the COVID-19 pandemic continues to unfold particularly on our Episodes of Care Services segment due to the passage of time between episode initiation and the performance and subsequent recognition of revenue for our services; See Note 3 The COVID-19 Pandemic. As a result, many of our estimates and assumptions have required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in the future.

Comprehensive Income (Loss)
We have not identified any incremental items that would be considered a component of comprehensive income (loss) and accordingly a statement of comprehensive income (loss) is not reflected in the Consolidated Financial Statements because net income (loss) and comprehensive income (loss) are the same.

Cash and Cash Equivalents
We consider all demand deposits with banks and all highly liquid short-term cash investments with an original or remaining maturity of three months or less to be cash equivalents.

Restricted Cash
Under our Master Agreement with the Centers for Medicare and Medicaid Services (“CMS”), we were required to place certain funds in escrow for the benefit of CMS. These amounts, known as a Secondary Repayment Source (“SRS”), were primarily based on the size of our participation in the legacy CMS Bundled Payments for Care Improvement (“BPCI”) program, the predecessor program of the Bundled Payments for Care Improvement - Advanced initiative (“BPCI-A”). These funds were available to CMS as a supplemental payment source if we failed to pay amounts owed to CMS. Under the agreement, the funds are returned to us 18 months after the conclusion of the effective period of the CMS Master Agreement, or when all financial obligations to CMS are fulfilled. As of December 31, 2021 and December 31, 2020, there were $0.5 million in the SRS account included in restricted cash on the Consolidated Balance Sheets related to BPCI-A. During 2020, $15.8 million of these funds were released to us from escrow as the original BPCI program has ended, with the remaining balance of $0.5 million as of December 31, 2020 related to BPCI-A.

We also withhold a portion of shared savings to customers in a “holding pool” to cover any potential subsequent negative adjustments through CMS’s subsequent reconciliation true-up process. These funds are distributed to customers following the final true-up if there is no negative adjustment. These amounts represent consideration payable to the customer and therefore have reduced revenue in the period earned. The funds have been received by us from CMS and are held in a separate cash account, included as restricted cash on the Consolidated Balance Sheets. Since the funds are payable to the customer at the point the final CMS true-up is made or a negative adjustment is due to us, the amounts are also included in accounts payable and accrued expenses on the Consolidated Balance Sheets. As of December 31, 2021 and December 31, 2020, there was $5.2 million and $3.5 million of restricted cash in the holding pool, respectively.

As of December 31, 2020, we held $0.4 million of restricted cash, acquired as part of the PatientBlox acquisition. See Note 4 Business Combinations for further details of the acquisition. During the second quarter of 2021, in

Notes to the Consolidated Financial Statements
connection with the successful completion of the first earn out milestone outlined in the acquisition agreement, the balance of the restricted cash was released and paid to the sellers. As a result, there is no remaining balance of restricted cash related to the PatientBlox acquisition as of December 31, 2021.

The following table reconciles cash, cash equivalents, and restricted cash per the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:

	December 31,	December 31,
	2021	2020
	(in millions)
Cash and cash equivalents	$678.5	$72.6
Restricted cash	5.7	4.4
Total cash, cash equivalents, and restricted cash	$684.2	$77.0

Accounts Receivable
Accounts receivable primarily consist of amounts due from customers and CMS and are stated at their net realizable value. Management evaluates all accounts periodically and an allowance is established based on the latest information available to management. Management considers historical realization data, accounts receivable aging trends and other operational trends to estimate the collectability of receivables. After all reasonable attempts to collect a receivable have been exhausted, the receivable is written off against the allowance for doubtful accounts. As of December 31, 2021 and December 31, 2020, we had an allowance for doubtful accounts of $7.9 million and $5.1 million, respectively.

Prepaid Expenses
Prepaid expenses consist primarily of prepaid insurance and other expenses paid in advance, but for which the services are incurred in the future. The portion of prepaid expenses related to services beyond 12 months from the date of the financial statements is included in other assets on the Consolidated Balance Sheets.

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

Notes to the Consolidated Financial Statements
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

Pushdown accounting establishes a new basis for the assets and liabilities of an acquired company based on a “pushdown” of the acquirer’s stepped-up basis to the acquired company in connection with a change-in-control event. The decision to apply pushdown accounting is irrevocable. We elected to apply pushdown accounting in the reporting period in which the change-in-control event occurred related to the Remedy Combination. The election of pushdown accounting required the recognition of the new basis of accounting established for the individual assets and liabilities of Remedy Partners as of the date New Mountain Capital acquired Remedy.

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

Recoverability of Intangible Assets and Other Long-Lived Assets Subject to Amortization
Intangible assets with definite lives subject to amortization include customer relationships, acquired and capitalized software and trade names. Intangible assets are initially recorded at fair value and are amortized on a basis consistent with the timing and pattern of expected cash flows used to value the intangible asset, generally on a straight-line basis over the estimated useful life. Amortization expense is included in depreciation and amortization on the Consolidated Statements of Operations.

We review the carrying value of long-lived assets or groups of assets, including property and equipment, internally-developed software costs and intangible assets, to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We assess the recoverability of an asset or group of assets by determining whether the carrying value of the asset or group of assets exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the asset or the primary asset in the group of assets. If such testing indicates the carrying value of the asset or group of assets is not recoverable, we estimate the fair value of the asset or group of assets using various valuation methodologies, including discounted cash flow models, and quoted market values, as necessary. If the fair value of those assets or groups of assets is less than the carrying value, we record an impairment loss equal to the excess of the carrying value over the estimated fair value. See Note 8 Intangible Assets for details of impairment losses recognized during the years ended December 31, 2021, 2020 and 2019.

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

Notes to the Consolidated Financial Statements

Service Expense
Service expense represents direct costs associated with generating revenue. These costs include fees paid to clinicians for performing evaluations, clinician travel expenses, the total cost of payroll, related benefits and other personnel expenses for employees in roles that serve to provide direct revenue generating services to customers. Additionally, service expense also includes costs related to the use of certain professional service firms, member engagement expenses, coding expenses and certain other direct costs. Service expense does not include depreciation and amortization, which is stated separately in the Consolidated Statements of Operations.

Selling, General and Administrative (“SG&A”)
SG&A includes the total cost of payroll, related benefits and other personnel expense for employees who do not have a direct role associated with revenue generation including those involved with developing new service offerings. SG&A expenses include all general operating costs including, but not limited to, rent and occupancy costs, telecommunications costs, information technology infrastructure costs, technology development costs, software licensing costs, advertising and marketing expenses, recruiting expenses, costs associated with developing new service offerings and expenses related to the use of certain subcontractors and professional services firms. SG&A expenses do not include depreciation and amortization, which is stated separately in the Consolidated Statements of Operations.

Advertising and Marketing Costs
Advertising and marketing costs are included in SG&A expenses and are expensed as incurred. Advertising and marketing costs totaled $1.2 million, $1.7 million and $3.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Accounting for Leases
We lease various property and equipment. All leases are classified as operating leases. Rent expense for operating leases, which may have rent escalation provisions or rent holidays, is recorded on a straight-line basis over the noncancellable lease period. The difference between rent expensed and rent paid is recorded as deferred rent. Lease incentives received from landlords are recorded as a deferred rent credit and amortized to rent expense over the term of the lease. Deferred rent is included in other noncurrent liabilities and accounts payable and accrued expenses on the Consolidated Balance Sheet. Effective January 1, 2022, we adopted ASC 842 Leases, see Recent Accounting Pronouncements below for further details.

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

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when such differences are expected to reverse. Such temporary differences are reflected as deferred tax assets and deferred tax liabilities on the Consolidated Balance Sheets. A deferred tax asset is recognized if it is more likely than not that a tax benefit will be realized.

Notes to the Consolidated Financial Statements
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

At the time of the Remedy Combination, Remedy Partners was converted from a Delaware corporation to a Delaware limited liability company after a series of transactions pursuant to which New Remedy Corp. became the sole equity holder of Remedy Partners. New Remedy Corp. then contributed 100% of the equity interests of Remedy Partners to Cure TopCo in exchange for Series A Preferred Units. Certain federal and state tax attributes that previously related to Remedy Partners became attributes of New Remedy Corp. For presentation purposes, the tax treatment was as if New Remedy Corp. existed and held these tax attributes for the entire year ended December 31, 2019.

We recognize interest and penalties related to income taxes as a component of income tax expense.

Equity-Based Compensation
We recognize equity-based compensation for all equity-based awards granted to employees based on the grant date fair value of the award. The resulting compensation expense is generally recognized on a straight-line basis over the requisite service period. Forfeitures are recognized as they occur. Our policy is to issue new Class A common shares upon the exercise of stock options and vesting of restricted stock units (“RSUs”).

Following our IPO in February 2021, equity awards have been issued to certain employees and our Board of Directors in the form of RSUs and/or stock options. RSUs are subject to time-based vesting and vest either on the one-year anniversary of the grant date or ratably over four years. The grant date fair value of RSUs is based on the closing stock price of our Class A common stock on the date of grant and is recognized as equity-based compensation expense over the vesting period. Stock options are subject to time-based vesting and vest ratably over three or four years. The grant date fair value of stock options is measured using a Black-Scholes model and is recognized as equity-based compensation expense over the vesting period.

Prior to our IPO in February 2021, equity-based compensation related to awards that were profits interests. The determination of equity-based compensation expense related to profits interests was calculated based on an option pricing model as of the grant date. The determination of equity-based compensation expense related to stock options in New Remedy Corp was calculated using a Black-Scholes option pricing model and is affected by the estimated share price, volatility over the expected term of the awards, expected term, risk free interest rate and expected dividends.

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

The initial grant date fair value of the EARs are estimated in a similar manner, subject to the same management assumptions, as described for equity-based compensation (See Note 15 Equity-Based Compensation) as the EARs

Notes to the Consolidated Financial Statements
are a form of equity-based award. However, since the EARs are granted to a customer, they are also subject to accounting guidance for revenue recognition. Accordingly, their initial grant date fair values are recorded as a reduction to the transaction price over the service period for the associated customer’s in-home evaluations (“IHE”) services. Forfeitures, if any, as a result of annual purchase commitments not being met, will be recognized as an increase to revenue in the period the forfeiture occurs.

On December 31, 2021, we entered into an amendment of the EARs, which did not result in any incremental expense as the fair value at the time of modification did not exceed the fair value of the original December 2019 EAR and September 2020 EAR immediately prior to the modification. Accordingly, we will continue to recognize the original grant date fair value of the 2019 EAR and 2020 EAR awards as a reduction to revenue. See Note 18 Commitments and Contingencies.

As the awards will ultimately be settled in cash, they are classified as noncurrent liabilities with estimated changes in fair market value recorded each accounting period based on management’s current assumptions related to the underlying valuation approaches. These changes in fair market value are recorded in other (income) expense, net on the Consolidated Statement of Operations. As of December 31, 2021, cash settlement was not considered probable, due to the change in control and liquidity provisions of each EAR.

On December 31, 2021, we also entered into a letter agreement with the same customer the original EARs are outstanding with, introducing a minimum amount to be paid under the original customer EARs. This letter agreement was determined to be a separate equity-linked instrument, independent from the original EARs. The grant date fair value is determined based on an option pricing model. Similar to the original EARs, we will record the initial grant date fair value as a reduction to revenue over the performance period, beginning in 2022. Estimated changes in fair market value will be recorded each accounting period based on management’s current assumptions related to the underlying valuation approaches as other (income) expense, net on the Consolidated Statement of Operations.

Earnings (loss) Per Share
Basic earnings (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Signify Health by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share of Class A common stock is computed by dividing net income (loss) available to Signify Health by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. Earnings (loss) per unit for the period prior to the IPO resulted in values that would not be meaningful to the users of these audited Consolidated Financial Statements due to the significant nature of the Reorganization Transactions on the capital structure. Therefore, earnings (loss) per unit information has not been presented for the year ended December 31, 2020 and 2019.

Shares of Class B common stock do not participate in our earnings or losses and are therefore not participating securities. As such, separate presentation of basic and diluted loss per share of Class B common stock under the two-class method has not been presented. Shares of our Class B common stock and the corresponding LLC Units are, however, considered potentially dilutive shares of Class A common stock. LLC Units of Cure TopCo participate in the earnings of Cure TopCo and therefore, our portion of Cure TopCo’s earnings (loss) per share has been included in the net income (loss) attributable to Signify Health. LLC Units held by the Continuing Pre-IPO LLC Members are redeemable in accordance with the Cure TopCo LLCA, at our election, for shares of Class A common stock on a one-for-one basis or a cash payment.

The potential dilutive effect of LLC Units are evaluated under the if-converted method. The potential dilutive effect of stock options and RSUs are evaluated under the treasury stock method.

Debt Issuance Costs
Debt issuance costs incurred in connection with our term loan borrowings are being presented as a reduction of long-term debt. Since there are no borrowings outstanding under the Revolving Facility, debt issuance costs related to the Revolving Facility are included in other assets. Debt issuance costs are amortized through interest expense using the effective interest rate method over the expected life of the related debt instruments.

Notes to the Consolidated Financial Statements
Fair Value Measurement
We disclose the fair value of financial instruments based on the following fair value hierarchy:

•Level 1 — Quoted prices in active markets for identical assets or liabilities

•Level 2 — Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability

•Level 3 — Inputs that are unobservable for the asset or liability based on our evaluation of the assumptions market participants would use in pricing the asset or liability

We may be required to pay additional consideration in relation to certain acquisitions based on certain future events. Acquisition-related contingent consideration is initially measured and recorded at fair value as an element of consideration paid in connection with an acquisition with subsequent adjustments recognized in SG&A expense in the Consolidated Statements of Operations. We determine the fair value of acquisition-related contingent consideration, and any subsequent changes in fair value using a discounted probability-weighted approach. This approach takes into consideration Level 3 unobservable inputs including probability assessments of expected future cash flows over the period in which the obligation is expected to be settled and applies a discount factor that captures the uncertainties associated with the obligation. Changes in these unobservable inputs could significantly impact the fair value of the obligation recorded in the accompanying Consolidated Financial Statements.

We have entered into EAR agreements and a Letter Agreement with one of our customers which will ultimately be settled in cash. The EARs and Letter Agreement were initially measured and recorded at fair value with subsequent adjustments recognized in other (income) expense, net. We determine the fair value of the EARs and Letter Agreement quarterly based on the Monte Carlo valuation technique which takes into consideration Level 3 unobservable inputs. Changes in these unobservable inputs could significantly impact the fair value of the obligation recorded in the accompanying Consolidated Financial Statements.

Recent Accounting Pronouncements

Recently Adopted

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) which expanded the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 was effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. We elected to early adopt this new guidance for interim periods in 2020 with no significant impact to our financial statements.

In November 2019, the FASB issued ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements – Share-Based Consideration Payable to a Customer (“ASU 2019-08”) which requires that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718. The grant date is the date at which a grantor (supplier) and a grantee (customer) reach a mutual understanding of the key terms and conditions of a share-based payment award. ASU 2019-08 was effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. We elected to early adopt this new guidance for interim periods in 2020, which had an impact on the customer Equity Appreciation Rights (“EAR”) agreements. The initial grant date fair value of the EAR agreements is being recorded as a reduction of the transaction price beginning in 2020. See Note 18 Commitments and Contingencies.

Pending Adoption

We are an “emerging growth company” under the Jumpstart Our Business Startups Act (“JOBS Act”). Pursuant to the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards

Notes to the Consolidated Financial Statements
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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which requires lessees to recognize leases on the balance sheet by recording a right-of-use asset and lease liability. This guidance is effective for non-public entities for annual reporting periods beginning after December 15, 2021. We adopted this new guidance as of January 1, 2022 and will apply the transition option, whereby prior comparative periods will not be retrospectively presented in the consolidated financial statements. We will elect the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and the lessee practical expedient to combine lease and non-lease components for all asset classes. We will make a policy election to not recognize right-of-use assets and lease liabilities for short-term leases for all asset classes. We expect that the adoption of ASC 842 will materially impact our consolidated balance sheet and will not have a material impact on our results of operations. Based on our current agreements, we estimate that upon the adoption of ASC 842 on January 1, 2022, we will record a right-of-use asset of approximately $20.0 - $30.0 million and corresponding operating lease liability of approximately $30.0 - $40.0 million, based on the present value of the remaining minimum rental payments associated with our active leases. The difference between the right-of-use asset and the corresponding lease liability is due to the balance of deferred rent and lease incentives at transition. As our current leases do not provide an implicit rate, nor is one readily available, we will use the incremental borrowing rate based on information available at January 1, 2022 to determine the present value of the future minimum rental payments.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”) which introduced the current expected credit losses methodology for estimating allowances for credit losses. ASU 2016-13 applies to all financial instruments carried at amortized cost and off-balance-sheet credit exposures not accounted for as insurance, including loan commitments, standby letters of credit, and financial guarantees. The new accounting standard does not apply to trading assets, loans held for sale, financial assets for which the fair value option has been elected, or loans and receivables between entities under common control. ASU 2016-13 is effective for non-public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact of this new guidance on our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”) which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. ASU 2021-08 is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted. We are evaluating the impact of this new guidance on our consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance (“ASU 2021-10”) which requires annual disclosures that increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. ASU 2021-10 is effective for all entities for fiscal years beginning after December 31, 2021. Early adoption is permitted. We are evaluating the impact of this new guidance on our consolidated financial statements.
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

Notes to the Consolidated Financial Statements
in the second half of 2020, particularly in the fourth quarter, related to this catch-up and additionally as certain customers increased the overall volumes they placed with us. In order to meet this volume growth, we onboarded additional providers into our network which resulted in proportionally higher expenses.

In 2021, the vast majority of our evaluations have been in-person IHEs, although we continue to perform vIHEs. Overall, IHE volume was strong in 2021 indicating the direct impact of COVID-19 on the Home & Community Services segment has subsided considerably. During 2021, seasonality trends in our Home & Community Services segment were more consistent with historical trends which have typically seen the highest number of IHEs performed in the second and third quarter.

Our Episodes of Care Services segment has also been negatively impacted by the pandemic. At certain times during the pandemic, governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments, including certain acute and post-acute care services, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with the virus that causes COVID-19. In addition, the temporary suspension or cancellation of services was put in place to focus limited resources and personnel capacity toward the prevention of, and care for patients with, COVID-19. This resulted in fewer elective procedures and a general reduction in individuals seeking medical care starting at the end of the first quarter of 2020, which contributed to a substantially lower number of episodes being managed in 2020. Due to the nature of the BPCI-A program, however, there is a significant lag between when the episodes are initiated and when CMS reconciles those services and we recognize revenue over a 13 month period encompassing both of those points in time. As such, there was no immediate impact to our revenues in early 2020 as we were still recognizing revenue from pre-COVID-19 performance. However, the specific impact of those lower volumes on our program size and revenues was more evident later in 2020 as evidenced by our 2020 annual weighted average program size which declined from 2019, and as described below, the impact of lower volumes carried forward into 2021 with a further decline in annual weighted average program size and savings rate.

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

Notes to the Consolidated Financial Statements

Additionally, the semi-annual reconciliation we received during the fourth quarter of 2021 from CMS indicated a lower than expected program size and savings rate. We believe the results from this reconciliation were also impacted by the ongoing COVID-19 pandemic, particularly where CMS excludes any episodes that have a COVID-19 diagnosis at any stage of the episode irrespective of whether COVID-19 had any meaningful impact on the outcome of the episode itself . Again, we would expect this impact on the program size to decrease once the COVID-19 pandemic subsides.

Due to the passage of time between when we perform our services and the confirmation of results and subsequent cash settlement by CMS, COVID-19 did not have an impact on the cash we received from CMS during 2020 as the payments we received in 2020 related to pre-COVID-19 performance. The cash received from CMS in the first quarter of 2021 reflected the initial impact of COVID-19 as described more fully above with the cash receipt received in the third quarter of 2021 being further impacted by COVID-19 as will the cash receipt related to the reconciliation we received in the fourth quarter of 2021.

We continue to monitor trends related to COVID-19, including the recent surge in the Omicron and other variants, the ongoing federal vaccine rollout, changes in CDC recommendations and their impact on results of operations and financial condition on both of our segments.
4.Business Combinations

PatientBlox Acquisition

On November 18, 2020, we acquired PatientBlox, Inc., a technology company with expertise in applying distributed ledger technology in healthcare. The acquisition was to accelerate our prospective provider payment capabilities for episodes of care, supporting our commitment to advance value-based care through novel payment and risk arrangements. We paid cash consideration of $15.1 million, subject to certain adjustments. Up to an additional $15.0 million of cash consideration was to be paid in the third quarter of 2021 and up to an additional $5.0 million of cash consideration could be paid in the third quarter of 2022, in each case contingent upon completion of certain milestones. The fair value of the contingent consideration arrangement as of the acquisition date was $15.2 million, which was estimated using a probability weighted average present value of the future payments. Therefore, we recognized $30.3 million of total consideration at the acquisition date. We paid $15.0 million in May 2021 related to the completion of the first milestone. As of December 31, 2021, we determined the second milestone is unlikely of being achieved and therefore the estimated fair value of the contingent consideration liability was reduced to zero.

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

We determined the estimated fair values of intangible assets acquired using estimates of future discounted cash flows to be generated by the business over the estimated duration of those cash flows. We based the estimated cash flows on projections of future revenue, operating expenses, capital expenditures, working capital needs and tax rates. We estimated the duration of the cash flows based on the projected useful lives of the assets acquired. The discount rate was determined based on specific business risk, cost of capital and other factors.

Notes to the Consolidated Financial Statements
The table below presents the preliminary fair value of net assets acquired as of the acquisition date:

Restricted cash	$0.4
Intangible assets	13.9
Total identifiable assets acquired	14.3
Deferred tax liability	1.9
Total liabilities assumed	1.9
Net identifiable assets acquired	12.4
Goodwill	17.9
Total of assets acquired and liabilities assumed	$30.3

The $13.9 million of acquired intangible assets is wholly-comprised of acquired software (5-year useful life). In 2021, the launch of the product was delayed which resulted in a partial impairment of the acquired intangible, see Note 8 Intangible Assets.

The acquisition was not material to our Consolidated Statements of Operations. Therefore, pro forma results of operations related to this acquisition have not been presented. The financial results of PatientBlox have been included in our Consolidated Financial Statements since the date of the acquisition.

Remedy Partners Acquisition

On January 15, 2019, affiliates of New Mountain Capital acquired a controlling interest in Remedy Partners for $405.0 million in cash at which point Cure TopCo and Remedy Partners were considered to be under common control. The total enterprise value purchase consideration of the transaction was determined to be $664.0 million. We allocated the purchase price to the identifiable net assets acquired, based on the estimated fair values at the date of acquisition. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities was recorded as goodwill. Goodwill represents the value of the acquired assembled workforce, specialized processes and procedures and operating synergies, none of which qualify as separate intangible assets.

We determined the estimated fair values of intangible assets acquired using estimates of future discounted cash flows to be generated by the business over the estimated duration of those cash flows. We based the estimated cash flows on projections of future revenue, operating expenses, capital expenditures, working capital needs and tax rates. We estimated the duration of the cash flows based on the projected useful lives of the assets acquired. The discount rate was determined based on specific business risk, cost of capital and other factors.

Notes to the Consolidated Financial Statements
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

The $167.0 million of acquired intangible assets included customer relationships of $118.0 million (weighted average useful life of 9 years), acquired software of $43.0 million (5-year useful life) and a tradename of $6.0 million (5-year useful life). The tradename was subsequently impaired following our rebranding upon the Remedy Partners Combination during the fourth quarter of 2019, See Note 8 Intangible Assets.

Accounts payable and accrued liabilities assumed includes $83.8 million related to an excess cash distribution that was paid to the sellers of Remedy Partners in May 2019, in accordance with the terms of the purchase agreement.

None of the goodwill is deductible for tax purposes. At the time of the Remedy Partners Combination in November 2019, Remedy Partners was contributed as a limited liability company after a series of transactions in a tax-free transaction. As such, all tax attributes, including $3.9 million of current tax liabilities included in other current liabilities above and $30.4 million of deferred tax liabilities previously related to Remedy Partners are maintained at the New Remedy Corp. level (parent holding company). For presentation purposes, the tax treatment was as if New Remedy Corp. existed and held the tax attributes for the entire year ended December 31, 2019.

The acquisition resulted in common control by New Mountain Capital. As such, the financial results of Remedy Partners were combined with our financial results and included in the Consolidated Financial Statements since the date of acquisition. At the time of the Remedy Partners Combination in November 2019, the financial results were consolidated with the financial results of the other entities of the Company. Total revenue and net loss of $107.8 million and $32.3 million, respectively, related to Remedy Partners is included in the Consolidated Statements of Operations for the year ended December 31, 2019.

TAV Health Acquisition

On March 13, 2019, we acquired 100% of the outstanding equity of TAV Health. The purchase price was $55.0 million, comprised of $28.9 million in cash and the issuance of 130,525 of the former Cure TopCo Class A Common Units. We allocated the purchase price to the identifiable net assets acquired, based on the estimated fair values at the date of acquisition. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities was recorded as goodwill. Goodwill represents the value of the acquired assembled workforce, specialized processes and procedures and operating synergies, none of which qualify as separate intangible assets.

We determined the estimated fair values of intangible assets acquired using estimates of future discounted cash flows to be generated by the business over the estimated duration of those cash flows. We based the estimated cash flows on projections of future revenue, operating expenses, capital expenditures, working capital needs and tax rates.

Notes to the Consolidated Financial Statements
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

The $8.2 million of acquired intangible assets is comprised of acquired software of $7.7 million (6-year useful life) and customer relationships of $0.5 million (14-year useful life).

None of the goodwill is expected to be deductible for tax purposes.

The acquisition was not material to our Consolidated Statements of Operations. Therefore, pro forma results of operations related to this acquisition have not been presented. The financial results of TAV Health have been included in our Consolidated Financial Statements since the date of the acquisition.

5.Variable Interest Entities

We consolidate our affiliates when we are the primary beneficiary. The primary beneficiary of a VIE is the party that has both the decision-making authority to direct the activities that most significantly impact the VIE’s economic performance and the right to absorb losses or receive benefits that could potentially be significant to the VIE. Consolidated VIEs at December 31, 2021 and December 31, 2020 include seven and one physician practices, respectively, that require an individual physician to legally own the equity interests as certain state laws and regulations prohibit non-physician owned business entities from practicing medicine or employing licensed healthcare providers. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the losses from and direct activities of these operations. As a result, these VIEs are consolidated and any non-controlling interest is not presented. Recourse of creditors to these VIEs is limited to the assets of the VIE entities, which total $25.2 million and $1.8 million at December 31, 2021 and December 31, 2020, respectively.

Notes to the Consolidated Financial Statements
The carrying amount and classification of the VIEs’ assets and liabilities included in the Consolidated Balance Sheets, net of intercompany amounts, are as follows:

	December 31, 2021	December 31, 2020
	(in millions)
ASSETS
Current assets
Cash and cash equivalents	$10.6	$1.8
Accounts receivable, net	14.6	—
Total current assets	25.2	1.8

Total assets	$25.2	$1.8

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$3.4	$0.1
Total current liabilities	3.4	0.1

Total liabilities	3.4	0.1

Company capital	29.3	(0.7)
(Accumulated deficit) retained earnings	(7.5)	2.4
Total equity	21.8	1.7

Total liabilities and equity	$25.2	$1.8
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

We are dependent on a concentrated number of payors and provider partners with whom we contract to provide our services, See Note 21 Concentrations.

Notes to the Consolidated Financial Statements
The following table summarizes disaggregated revenue from contracts with customers by source of revenue, which we believe best presents the nature, amount and timing of revenue.

	Year ended December 31,
	2021	2020	2019
	(in millions)
Evaluations	$645.7	$441.4	$369.6
Other	7.4	9.2	7.4
Home & Community Services Total Revenue	653.1	450.6	377.0
Episodes	111.3	149.3	107.8
Other	9.0	10.7	17.0
Episodes of Care Services Total Revenue	120.3	160.0	124.8
Consolidated Revenue Total	$773.4	$610.6	$501.8

Performance Obligations
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

See Note 18 Commitments and Contingencies for detail on the Customer Equity Appreciation Rights, which reduces the underlying transaction price, and therefore revenue.

The remaining sources of revenue in our Home & Community Services segment, which relate to ancillary diagnostic and evaluative services we provide, are recognized over time as the performance obligations are satisfied and are primarily based on a fixed fee. Therefore, they do not require estimates and assumptions by management.

Notes to the Consolidated Financial Statements
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

We adjust our estimates at the end of each six-month performance measurement period, generally in the second and fourth quarter each year, and may further adjust at the end of each reporting period to the extent new information indicates a change is required. We apply a constraint to the variable consideration estimate in circumstances where we believe the claims data received is incomplete or inconsistent, so as not to have the estimates result in a significant revenue reversal in future periods. Although our estimates are based on the information available to us at each reporting date, several factors may cause actual revenue earned to differ from the estimates recorded in each period. These include, among others, limited historical experience as the current BPCI-A program only commenced in the fourth quarter of 2018, CMS-imposed restrictions on the definition of episodes and benchmark prices, provider partner participation, the impacts of the COVID-19 pandemic and other limitations of the program beyond our control.

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

During the year ended December 31, 2021, we recognized approximately $13.5 million of revenue representing changes in estimates related to variable consideration upon receipt and analysis of reconciliations from CMS in 2021 related to performance obligations satisfied in prior years. In addition, during the year ended December 31, 2021, we recorded a decrease of approximately $4.3 million in revenue related to a cumulative catch up of a change in estimated transaction price upon the satisfaction of the performance obligations primarily as a result of the COVID-19 impact on the program size and savings rate. See Note 3 COVID-19 Pandemic.

Notes to the Consolidated Financial Statements

During the year ended December 31, 2020, we recognized approximately $9.1 million of revenue representing changes in estimates related to variable consideration upon receipt and analysis of reconciliations from CMS in 2020 related to performance obligations satisfied in the year ended December 31, 2019. In addition, during the year ended December 31, 2020, we recorded approximately $13.2 million related to a cumulative catch up of a change in estimated transaction price upon the satisfaction of the performance obligations. The aforementioned revenue amounts recorded in 2020 include amounts received from CMS for the first time on the reconciliation received during the fourth quarter of 2020 related to certain quality measures, which in subsequent periods is included in the estimated savings rate used to record revenue each period. During the year ended December 31, 2020, we also recorded approximately $9.2 million of revenue related to changes in estimates for performance obligations in process based on new information received primarily related to the impact of COVID-19 on program size and related CMS imposed changes offered to providers.

During the year ended December 31, 2020, we recorded revenue of $3.3 million related to a one-time termination fee associated with a customer in the Episodes of Care Services segment upon termination of the contract.

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

During the year ended December 31, 2019, we recognized $2.1 million of revenue representing changes in estimates related to variable consideration upon receipt and analysis of reconciliations from CMS in 2019 related to performance obligations satisfied in the year ended December 31, 2018. In addition, during the year ended December 31, 2019, we also recorded approximately $2.0 million related to a cumulative catch up of a change in estimated transaction price upon the satisfaction of the performance obligations.

Related Balance Sheet Accounts
The following table provides information about accounts included on the Consolidated Balance Sheets.

	December 31, 2021			December 31, 2020
	Episodes of Care Services	Home & Community Services	Total	Episodes of Care Services	Home & Community Services	Total
	(in millions)
Assets
Accounts receivable, net (1)	$100.1	$117.1	$217.2	$183.3	$87.3	$270.6
Contract assets (2)	$82.8	$1.5	$84.3	$27.8	$—	$27.8
Liabilities
Shared savings payable (3)	$63.4	$—	$63.4	$80.8	$—	$80.8
Contract liabilities (4)	$27.8	$5.1	$32.9	$4.8	$1.4	$6.2
Deferred revenue (5)	$0.1	$3.5	$3.6	$2.4	$1.4	$3.8

(1)Accounts receivable, net for Episodes of Care Services included $56.2 million due from CMS as of December 31, 2021 primarily related to the fifth reconciliation period of the BPCI-A program and reflects a lower program size when compared to December 31, 2020. As of December 31, 2020, accounts receivable, net for Episodes of Care Services included $145.6 million due from CMS primarily related to the third reconciliation period of the BPCI-A program. Accounts receivable, net for Home & Community Services includes $3.7 million and $8.4 million in amounts not yet billed to customers, as of December 31, 2021 and 2020, respectively. The remaining amount of accounts receivable for both Episodes of Care Services and Home & Community Services represent amounts to be received from customers. Home & Community Services accounts receivable as of December 31, 2021 reflects strong IHE volume in the fourth quarter and a return to a higher mix of in-person IHEs compared to vIHEs.

Notes to the Consolidated Financial Statements
(2)Contract assets represent management’s estimate of amounts we expect to receive under the BPCI-A program related to the next two reconciliation periods. As of December 31, 2021, contract assets cover episodes of care commencing in the period from April 2021 through March 2022. Estimates for program size and savings rate are based on information available as of the date of the financial statements. We record an estimate of revenue related to these performance obligations over the 13-month period starting in the period the related episodes of care commence and through the estimated receipt of the semi-annual CMS reconciliation file. Any changes to these estimates based on new information will be recorded in the period such information is received. Total savings generated and revenue earned for the episodes of care in which a component of the contract asset recorded as of December 31, 2021 relates to, will be included in the semi-annual reconciliation expected from CMS during the second quarter of 2022. The increase in contract assets from December 31, 2020 to December 31, 2021 is primarily driven by the new CMS-imposed delay in cash collections related to expirations under the BPCI-A program and a higher constraint applied to estimated revenue as of December 31, 2020 primarily driven by uncertainties related to the COVID-19 impact on program size and savings rate. Contract assets in the Home & Community Services segment of $1.5 million as of December 31, 2021 represent management’s estimate of amounts to be received from clients as a result of certain service levels being achieved during the contractual periods.
(3)Total shared savings payable is included in accounts payable and accrued expenses on the Consolidated Balance Sheets. Shared savings payable for Episodes of Care Services included $23.9 million due to CMS as of December 31, 2021, which we expect to settle with CMS during the next semi-annual reconciliation period in the second quarter of 2022. Shared savings payable for Episodes of Care Services included $6.8 million due to CMS as of December 31, 2020, the majority of which was settled with CMS in the first quarter of 2021. Shared savings payable included $34.3 million as of December 31, 2021 primarily related to the fifth reconciliation received in December 2021, which is expected to be paid to customers related to their portion of savings earned under the BPCI-A program. Additionally, there is $5.2 million included in shared savings payable at December 31, 2021, which represents amounts withheld from customers under the BPCI-A program based on contractual withholding percentages. This amount has been received by us from CMS and is held as restricted cash. We expect to remit these amounts to customers at the conclusion of the program, at which time both restricted cash and the liability will be reduced.
(4)Contract liabilities in our Episodes of Care Services segment represent management’s estimate of savings amounts we expect to share with our customers based on contractual shared savings percentages related to the amounts we expect to be entitled to receive under the BPCI-A program for the next two reconciliation periods and service level agreements with certain customers. As of December 31, 2021, contract liabilities of $27.8 million cover episodes of care commencing in the period from April 2021 through March 2022. These amounts offset the gross amount we expect to receive for the same period included in contract assets as of December 31, 2021. Contract liabilities in the Home & Community Services segment of $5.1 million as of December 31, 2021 represent management’s estimate of potential refund liabilities due to certain clients as a result of certain service levels not being achieved during the contractual periods primarily due to COVID-19.
(5)Deferred revenue is included in other current liabilities on the Consolidated Balance Sheets and primarily relates to advance payments received from certain customers.

The table below summarizes the activity recorded in the contract asset and liability accounts for the periods presented.

Notes to the Consolidated Financial Statements

	Year ended December 31,
Contract Assets	2021	2020	2019
	(in millions)
Balance at beginning of period	$27.8	$38.3	$—
Acquired in Remedy Partners Acquisition	—	—	112.9
Performance obligation completed, converted to accounts receivable	(90.6)	(154.5)	(112.9)
Estimated revenue recognized related to performance obligations satisfied at a point-in-time	1.5	—	—
Estimated revenue recognized related to performance obligations satisfied over time	145.6	144.0	38.3
Balance at end of period	$84.3	$27.8	$38.3

	Year ended December 31,
Contract Liabilities	2021	2020	2019
	(in millions)
Balance at beginning of period	$6.2	$3.1	$—
Assumed in Remedy Partners Acquisition	—	—	60.3
Performance obligation completed, converted to shared savings payable	(27.2)	(44.1)	(60.3)
Payments made to customer	(0.8)	—	—
Estimated amounts due to customer related to performance obligations satisfied at a point-in-time	4.5	1.4	—
Estimated amounts due to customer related to performance obligations satisfied over time	50.2	45.8	3.1
Balance at end of period	$32.9	$6.2	$3.1

	Year ended December 31,
Deferred Revenue	2021	2020	2019
	(in millions)
Balance at beginning of period	$3.8	$1.2	$0.4
Acquired in TAV Health Acquisition	—	—	1.0
Payments received from customers	12.0	11.8	2.8
Revenue recognized upon completion of performance obligation	(12.2)	(9.2)	(3.0)
Balance at end of period	$3.6	$3.8	$1.2

	Year ended December 31,
Shared Savings Payable	2021	2020	2019
	(in millions)
Balance at beginning of period	$80.8	$58.2	$—
Assumed in Remedy Partners Acquisition	—	—	65.5
Amounts paid to customer and/or CMS	(189.2)	(124.8)	(129.9)
Amounts due to customer upon completion of performance obligation	171.8	147.4	122.6
Balance at end of period	$63.4	$80.8	$58.2

Notes to the Consolidated Financial Statements
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
7.Property and Equipment

Property and equipment, net were as follows as of each of the dates presented:

	December 31, 2021	December 31, 2020
	(in millions)
Computer equipment	$22.0	$16.6
Leasehold Improvements	18.5	18.5
Furniture and fixtures	6.5	5.8
Software	2.5	2.4
Projects in progress	0.7	0.3
Property and equipment, gross	50.2	43.6
Less: Accumulated depreciation and amortization	(26.5)	(18.2)
Property and equipment, net	$23.7	$25.4

Depreciation and amortization expense for property and equipment, inclusive of amounts subsequently written off or disposed from accumulated depreciation, was $8.4 million, $7.5 million and $6.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. There was no impairment of property and equipment during the years ended December 31, 2021, 2020 or 2019..
8.Intangible Assets

Intangible assets were as follows as of each of the dates presented:

		December 31, 2021			December 31, 2020
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated amortization	Net Carrying Value	Gross Carrying Amount	Accumulated amortization	Net Carrying Value
		(in millions)
Customer relationships	3 - 20	$530.5	$(129.1)	$401.4	$530.5	$(92.9)	$437.6
Acquired and capitalized software	3 - 6	134.3	(80.4)	53.9	123.6	(54.3)	69.3
Total		$664.8	$(209.5)	$455.3	$654.1	$(147.2)	$506.9

We capitalized $21.9 million, $20.2 million and $12.9 million of internally-developed software costs for the years ended December 31, 2021, 2020 and 2019, respectively.

Notes to the Consolidated Financial Statements
We recorded an asset impairment charge of $11.2 million during the year ended December 31, 2021 related to the acquired software from the PatientBlox acquisition due to a delay in the launch of a new episodes product utilizing such technology. We determined the estimated fair value of the software to be approximately $2.7 million as of December 31, 2021 using estimates of future discounted cash flows to be generated over the estimated duration of those cash flows. We recorded an asset impairment of $0.8 million and $1.5 million related to certain acquired and capitalized software during the years ended December 31, 2020 and 2019, respectively, as a result of the discontinued use of the software. This is included in asset impairment on the Consolidated Statements of Operations.

We recorded an asset impairment charge on a trade name during the year ended December 31, 2019 as a result of the discontinued use of certain trade names due to our rebranding which was announced in December 2019. We performed a quantitative test comparing the fair value of the trade name, as determined by projected cash flows, with the carrying amount. As future cash flows associated with the trade names were zero, we recorded an asset impairment charge of $4.9 for the year ended December 31, 2019, which is included in asset impairment on the Consolidated Statements of Operations.

Amortization expense for intangible assets, inclusive of amounts subsequently written off from accumulated amortization, was $62.3 million, $54.8 million and $59.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Expected amortization expense as of December 31, 2021 related to intangible assets, including internal-use software development costs, was as follows:

(in millions)
2022	$56.7
2023	52.0
2024	36.5
2025	31.7
2026	31.3
Thereafter	247.1
$455.3
9.Goodwill
The change in the carrying amount of goodwill for each reporting unit is as follows:

	Home & Community Services	Episodes of Care Services	Total
	(in millions)
Balance at January 1, 2020	$170.4	$408.4	$578.8
Business combinations	—	17.9	17.9
Balance at December 31, 2020	$170.4	$426.3	$596.7
Measurement period adjustments	—	0.4	0.4
Balance at December 31, 2021	$170.4	$426.7	$597.1

There was no impairment related to goodwill during the years ended December 31, 2021, 2020 or 2019.

Notes to the Consolidated Financial Statements
10.Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2021	2020
	(in millions)
Shared savings payable	$63.4	$80.8
Accrued payroll and payroll-related expenses	46.5	47.1
Other accrued expenses	19.6	19.0
Accounts payable	5.6	0.7
Accrued income taxes	1.6	—
Total accounts payable and accrued liabilities	$136.7	$147.6
11.Long-Term Debt

Long-term debt was as follows:

	December 31,	December 31,
	2021	2020
	(in millions)
Revolving Facility	$—	$—
Term Loan	—	272.5
2020 Incremental Term Loans	—	140.0
2021 Term Loan	349.1	—
Total debt	349.1	412.5
Unamortized debt issuance costs	(6.0)	(5.5)
Unamortized discount on debt	(4.7)	(5.7)
Total debt, net	338.4	401.3
Less current maturities	(3.5)	(4.2)
Total long-term debt	$334.9	$397.1

On December 21, 2017, Signify entered into a Credit Agreement (the “Credit Agreement”) with an unaffiliated secured lender syndicate. Under the Credit Agreement, Signify incurred a term loan of $260.0 million (the “Term Loan”) and a revolving credit facility (the “Revolving Facility”) with a $35.0 million borrowing capacity, which could also be used to obtain letters of credit up to $5.0 million. The maturity date of the Term Loan is December 21, 2024 and the maturity date of the Revolving Facility is December 21, 2022. Signify is required to make amortization payments of 0.25% of the aggregate principal amount of the Term Loan, payable on a quarterly basis.

On December 9, 2019, Signify amended its Credit Agreement to increase the borrowing capacity under the Revolving Facility to $80.0 million. The borrowing capacity under the Revolving Facility is reduced by outstanding letters of credit; as of December 31, 2020, we had $77.0 million available borrowing capacity under the Revolving Facility.

The Credit Agreement was collateralized by substantially all of the assets of Signify and its subsidiaries. The Term Loan and Revolving Facility both had the option of being drawn at the Base Rate plus 3.50% or the Eurocurrency Rate plus 4.50%, subject to two 0.25% stepdowns in the case of the Revolving Facility based on the applicable Consolidated First Lien Net Leverage Ratio. At December 31, 2020, the effective interest rate on Term Loan borrowings was 5.50%.

On March 12, 2019, we drew $20.0 million from the Revolving Facility for the purpose of acquiring Triple Aim Ventures, LLC. On April 23, 2019, the $20.0 million was converted to an Incremental Term Loan as allowed under

Notes to the Consolidated Financial Statements
the terms of the Credit Agreement. The Incremental Term Loan is due December 21, 2024. As a result of the Incremental Term Loan, certain lenders were extinguished and replaced with additional term lenders, and we extinguished related deferred financing fees in the amount of $0.2 million, which is included in interest expense on the Consolidated Statements of Operations for the year ended December 31, 2019.

In March 2020, we borrowed $77.0 million under the prior revolving facility as a precautionary measure to ensure adequate liquidity as a result of the potential risks associated with COVID-19.

On November 17, 2020, we entered into the fourth amendment to the existing Credit Agreement for $125.0 million and on December 7, 2020, we entered into a fifth amendment to the existing Credit Agreement for $15.0 million (the “2020 Incremental Term Loans”). The maturity date of the 2020 Incremental Term Loans was December 21, 2024, the same as that of the Term Loan. The 2020 Incremental Term Loans had an interest rate of the Base Rate plus 4.25% for base rate loans or the Eurocurrency Rate plus 5.25% for eurocurrency rate loans. The proceeds of the Incremental Term Loans were used to repay the $77.0 million in outstanding borrowings under the Revolving Facility in November 2020, to fund the PatientBlox acquisition described in Note 4 Business Combinations, and for general corporate use. We paid $5.1 million in financing fees related to the 2020 Incremental Term Loans. As of December 31, 2020, the effective interest rate on the 2020 Incremental Term Loans was 6.25%.

In June 2021, we refinanced the previously existing credit facility and entered into a new credit agreement (the “2021 Credit Agreement”) with a secured lender syndicate, which, among other things, reduced our total debt outstanding, lowered the interest rate, increased our borrowing capacity under the revolving facility and extended the maturity. The 2021 Credit Agreement includes a term loan of $350.0 million (the “2021 Term Loan”) and a revolving credit facility (the “Revolving Facility”) with a $185.0 million borrowing capacity. We are required to make amortization payments of 0.25% of the aggregate principal amount of the 2021 Term Loan on a quarterly basis, beginning in December 2021. The maturity date of the 2021 Term Loan is June 22, 2028 and the maturity date of the Revolving Facility is June 22, 2026. In connection with the refinancing, we recorded a loss on extinguishment of debt primarily related to the write-off of unamortized debt issuance costs of $5.0 million in our Consolidated Statement of Operations for the year ended December 31, 2021.

As of December 31, 2021, the effective interest rate on Term Loan borrowings was 3.75%.

The Credit Agreement is secured by substantially all of the assets of Signify and its subsidiaries. Similar to the previous credit agreement, the 2021 Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and events of default. Negative covenants include, among others (and in each case subject to certain exceptions), limitations on incurrence of liens by Signify and its restricted subsidiaries, limitations on incurrence of indebtedness by Signify and its restricted subsidiaries, limitations on making dividends and other distributions, limitations on engaging in asset sales, limitation on making investments, limitations on engaging in transactions with affiliates. As a result of these restrictions, substantially all of the subsidiary net assets are deemed restricted as of December 31, 2021. Additionally, the Credit Agreement includes a requirement that the consolidated first lien net leverage ratio (as defined in the 2021 Credit Agreement) as of the end of any fiscal quarter is not greater than 4.50 to 1.00 if on the last day of such fiscal quarter the Revolving Facility and letters of credit outstanding exceeds 35% of the total amount of Revolving Facility commitments at such time. As of December 31, 2021, we were in compliance with all financial covenants.

We currently have no borrowings outstanding under the Revolving Facility. As of December 31, 2021, we had $172.8 million available borrowing capacity under the Revolving Facility, as the borrowing capacity is reduced by outstanding letters of credit.

Notes to the Consolidated Financial Statements
The aggregate principal maturities of long-term debt due subsequent to December 31, 2021 are as follows:

(in millions)
2022	$3.5
2023	3.5
2024	3.5
2025	3.5
2026	3.5
Thereafter	331.6
$349.1
12.Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis were as follows:

		December 31, 2021
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
		(in millions)
Cash equivalents	Money market funds	$400.1	$—	$—	$400.1
Customer EAR liability	Customer equity appreciation rights	—	—	48.6	48.6
Contingent consideration	Consideration due to sellers	—	—	—	—
		December 31, 2020
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
		(in millions)
Cash equivalents	Money market funds	$20.0	$—	$—	$20.0
Customer EAR liability	Customer equity appreciation rights	—	—	21.6	21.6
Contingent consideration	Consideration due to sellers	—	—	15.2	15.2

There were no transfers between Level 1 and Level 2, or into or out of Level 3, during the years ended December 31, 2021 or 2020.

Fair value of assets measured on a non-recurring basis include intangible assets when there is an impairment triggering event. See Note 8 Intangible Assets for non-recurring fair value measurements as of December 31, 2021.

Notes to the Consolidated Financial Statements
The changes in Level 3 liabilities measured at fair value on a recurring basis were as follows:

Contingent Consideration

	Year ended December 31,
	2021	2020	2019
	(in millions)
Beginning of period	$15.2	$39.8	$39.1
Payment of contingent consideration	(15.0)	(40.0)	—
Remeasurement of contingent consideration included in selling, general and administrative expense	(0.2)	0.2	0.7
Initial measurement of contingent consideration due to sellers	$—	$15.2	$—
Balance at end of period	$—	$15.2	$39.8

Customer equity appreciation rights

	Year ended December 31,
	2021	2020
	(in millions)
Beginning of period	$21.6	$—
Grant date fair value estimate recorded as reduction to revenue	19.7	12.4
Remeasurement of fair value included in other expense (income), net	7.3	9.2
Balance at end of period	$48.6	$21.6

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows as of December 31, 2021:

	Fair Value (in millions)	Valuation Technique	Significant Unobservable Inputs	Assumption
Customer equity appreciation rights	$48.6	Monte Carlo	Volatility	50.0%
			Dividend yield	0%
			Risk-free rate	1.05%
			Expected term (years)	3.5

Notes to the Consolidated Financial Statements
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
13.Shareholders’ Equity

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

Amendment and Restatement of Certificate of Incorporation
In connection with the Reorganization Transactions and IPO, our certificate of incorporation was amended and restated to, among other things, authorize the issuance of two classes of common stock: Class A common stock and Class B common stock. The Amended and Restated Certificate of Incorporation authorizes 1,000,000,000 shares of Class A common stock, par value $0.01 per share and 75,000,000 shares of Class B common stock, par value $0.01 per share. The Amended and Restated Certificate of Incorporation also authorizes up to 50,000,000 shares of preferred stock, par value of $0.01 per shares, none of which have been issued.

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

Notes to the Consolidated Financial Statements
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
14.Noncontrolling Interest
In connection with the Reorganization Transactions, we became the sole manager of Cure TopCo and, as a result of this control, and because we have a substantial financial interest in Cure TopCo, we consolidate the financial results of Cure TopCo into our Consolidated Financial Statements. The contingently redeemable noncontrolling interest represents the economic interests of Cure TopCo held by the holders of LLC Units other than the membership units held by us. Income or loss is attributed to the noncontrolling interests based on the relative percentages of LLC Units

Notes to the Consolidated Financial Statements
held by us and the other holders of LLC Units during the period. As such, future redemptions or direct exchanges of LLC Units will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interests and increase or decrease additional paid-in capital in the Consolidated Balance Sheets.
The following table summarizes the ownership interests in Cure TopCo as of December 31, 2021:

	LLC Units	Ownership Percentage
Number of LLC Units held by Signify Health, Inc.	170,987,365	75.1%
Number of LLC Units held by noncontrolling interests	56,838,744	24.9%
Total LLC Units outstanding	227,826,109	100.0%

LLC Units held by the Continuing Pre-IPO LLC Members are redeemable or exchangeable for, at our election and with appropriate approvals, newly issued shares of Class A common stock on a one-for-one basis or a cash payment in accordance with the terms of the Cure TopCo LLCA.

During the year ended December 31, 2021, 2,007,675 LLC units were exchanged by Continuing Pre-IPO LLC Members, and shares of Class A common stock were issued on a one-for-one basis.
15.Equity-Based Compensation
2021 Long-Term Incentive Plan

In January 2021, our Board of Directors adopted the 2021 Long-Term Incentive Plan (the “2021 LTIP”) which became effective in connection with the IPO and provides for the grant of equity-based awards to employees, consultants, service providers and non-employee directors. At inception, there were 16,556,298 shares of Class A common stock available for issuance under the 2021 LTIP. The share pool will be increased on the first day of each year by the least of (i) 14,191,113 shares of Class A common stock, (ii) 3% of the aggregate number of shares of Class A common stock and shares of Class B common stock outstanding (on a fully diluted basis) on the last day of the immediately preceding fiscal year and (iii) an amount determined by the Board of Directors. Any shares underlying substitute awards, shares remaining available for grant under a plan of an acquired company and awards (including pre-IPO awards (as defined in the 2021 LTIP)) that are forfeited, cancelled, expired, terminated or are otherwise lapsed, in whole or in part, or are settled in cash or withheld in respect of taxes, will become available for future grants under the 2021 LTIP. As of December 31, 2021 the total number of shares available for future issuance under the 2021 LTIP is 15,246,831. On January 1, 2022, the share pool was increased by 7,255,410 shares of Class A common stock.

Stock Options

Under the terms of the 2021 LTIP, we may issue options to purchase shares of our Class A common stock at an exercise price not to be less than the fair market value of our Class A common stock on the date of grant. Stock options granted are subject to time-based vesting criteria and vest ratably over either a three or four year service period from the date of grant. The term of any stock option shall not exceed ten years from the date of grant.

Remedy Partners maintained an equity incentive plan whereby certain employees and directors were granted stock options. Most of these stock options were subject to time-based vesting, with some being subject to performance-based vesting conditions. For those awards with performance-based vesting, the performance condition stipulates that in order for awards to vest, the total cash-on-cash return of the private equity owners as defined in the award agreement must exceed certain multiples set forth in the award agreement. The performance-based vesting condition is not probable as assessed at each reporting period; therefore, compensation expense related to these awards (or portions thereof) has not been recognized. In November 2019, at the time of the Remedy Partners Combination, outstanding Remedy Partners stock options were converted to stock options in New Remedy Corp. No additional stock option grants were made following the Remedy Partners Combination until the adoption of the 2021 LTIP in connection with our IPO in February 2021.

Notes to the Consolidated Financial Statements

In connection with the Reorganization Transactions, all New Remedy Corp. stock options then outstanding were converted into 6,229,984 stock options to purchase shares of our Class A common stock. The conversion was based on the values and terms of the Signify Health, Inc. Amended and Restated 2012 and 2019 Equity Incentive Plans and agreements entered into in connection with the Reorganization Transactions. The conversion of the outstanding stock options did not result in any incremental expense as the number of stock options outstanding and the exercise price were both adjusted on a proportionate basis, and therefore, the fair value of the new award did not exceed the fair value of the previous award immediately prior to the modification. The outstanding stock options remain subject to their original vesting schedules and contractual terms based on the original grand dates. Accordingly, we continue to recognize the original grant date fair value of these converted stock options now outstanding under the Signify Health, Inc. Amended and Restated 2012 and 2019 Equity Incentive Plans. No future grants of equity will be made under these plans.

The following is a summary of stock option activity for awards subject to time-based vesting for the period following our IPO:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at February 12, 2021	5,039,180	$5.23		$132.7
Granted	1,447,618	$24.52
Forfeited	(508,872)	$17.13
Exercised	(1,033,101)	$3.75
Expired	(18,468)	$6.68
Outstanding at December 31, 2021	4,926,357	$9.98	6.26	$32.7

Vested and exercisable at December 31, 2021	2,508,436	$4.08		$25.4

In addition, there are 977,248 stock options outstanding as of December 31, 2021 with a weighted average exercise price of $8.46 subject to performance-based vesting criteria which were not probable of occurring as of December 31, 2021.

Aggregate intrinsic value represents the difference between the fair value of common stock and the exercise price of outstanding in-the-money options. The fair value per share of common stock was $14.22 as of December 31, 2021 based upon the closing price of our common stock on the NYSE.

The total intrinsic value of stock options exercised during the year ended December 31, 2021 was $21.0 million. Cash received from stock option exercises was $3.9 million and the cash tax benefit realized for the tax deductions from these option exercises was $3.6 million for the year ended December 31, 2021.

Restricted Stock Units (“RSUs”)

RSUs provide participants the right to receive Class A common stock subject to vesting requirements, restrictions and conditions to payment. Such requirements may be based on the continued service for a specified time period. Under the terms of the 2021 LTIP, RSUs have a grant date fair value equal to the closing price of our Class A common stock on the grant date. The RSUs issued to certain members of management of Cure TopCo typically vest ratably over a four year service period other than those issued to members of our Board of Directors. Director RSU grants vest over their one-year annual service period. We began issuing RSUs upon adoption of the 2021 LTIP in connection with our IPO; no RSUs were issued under any predecessor plans.

Notes to the Consolidated Financial Statements
A summary of restricted stock unit activity for the period presented is as follows:

	Restricted Stock Units	Weighted Avg. Grant Date FMV
Outstanding at February 12, 2021	—	$—
Granted	699,070	$19.67
Forfeited	(96,325)	$27.85
Outstanding at December 31, 2021	602,745	$18.37

Stock-based compensation expense

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option pricing model. The expected term of the option represents the period the stock-based awards are expected to be outstanding. We use the simplified method for estimating the expected term of the options since we have limited historical experience to estimate expected term behavior. Since our Class A common shares were not publicly traded until February 2021 and were rarely traded privately, at the time of each grant, there has been insufficient volatility data available. Accordingly, we calculate expected volatility using comparable peer companies with publicly traded shares over a term similar to the expected term of the options issued. We do not intend to pay dividends on our common shares, therefore, the dividend yield percentage is zero. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.

We used the weighted average assumptions to estimate the fair value of stock options granted for the periods presented as follows. No stock options were granted during the year ended December 31, 2020.

Year ended December 31, 2021
Expected term (years)	6.10
Expected volatility	51.60%
Expected dividend yield	—
Weighted average risk-free interest rate	0.80%
Weighted average grant date fair value	$11.95

The grant date fair value of RSUs is based on the closing stock price of our Class A common stock on the date of grant. The total grant date fair value of RSUs granted during the year ended December 31, 2021 was $13.8 million and will be recognized as stock-based compensation expense over the vesting period.

During the year ended December 31, 2021, we recognized $6.9 million and $0.1 million, respectively, of equity-based compensation expense included in SG&A expense and Service expense, respectively, on the Consolidated Statements of Operations related to stock options and RSUs. During the years ended December 31, 2020 and 2019, we recorded approximately $1.6 million and $1.5 million, respectively, in equity-based compensation expense included in SG&A expense on the Consolidated Statements of Operations related to the former New Remedy Corp. stock options held by certain of our employees. As of December 31, 2021, we had total unrecognized compensation expense of $21.4 million related to 3,020,666 unvested time-based stock options and RSUs which we expect to recognize over a weighted average period of 1.5 years.

Additionally, there was approximately $2.6 million of unrecognized compensation expense related to outstanding stock options with performance-based vesting, in which the vesting conditions are not probable of occurring as of December 31, 2021.

Notes to the Consolidated Financial Statements
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

There were 4,730,371 shares of Class A common stock initially available for issuance under the ESPP. The share pool will be increased on the first day of each fiscal year in an amount equal to the lesser of (i) 4,730,371 shares of Class A common stock and (ii) 1% of the aggregate number of shares of Class A common stock and Class B common stock outstanding (on a fully diluted basis) on the last day of the immediately preceding fiscal year. The first purchase under the ESPP was made on December 31, 2021.

A summary of ESPP share reserve activity for the year ended December 31, 2021 is as follows:

	Shares	Weighted average price
Available for future purchases, beginning of year	—
Shares reserved for issuance (a)	4,730,371
Common stock purchased	(163,125)	$12.09
Available for future purchases, end of year	4,567,246

(a) On January 1, 2022, the number of shares reserved for issuance was increased by 2,418,470.

During the year ended December 31, 2021, we recognized $0.3 million of equity-based compensation expense included in SG&A expense on the Consolidated Statements of Operations related to the ESPP.

LLC Incentive Units
Prior to the Reorganization Transactions, in accordance with the then outstanding LLC Agreement, the Board of Directors of Cure TopCo granted awards of Class B Common Units and Class C Common Units for the benefit of key employees and service providers. The Board and/or Compensation Committee of CureTopCo approved equity-based awards with time-based and performance-based vesting criteria. Awards of Class B Common Units and Class C Common Units were intended to be profits interest units for federal income tax purposes. Awards with time-based vesting generally vest over time either on the grant date anniversary or on December 31 of each year. For those awards with performance-based vesting, the performance condition stipulates that in order for awards to vest, the total cash-on-cash return of the private equity owners as defined in the award agreement must exceed certain multiples set forth in the award agreement. The performance-based vesting condition is not probable as assessed at each reporting period; therefore, compensation expense related to these awards (or portions thereof) has not been recognized.

Grant date fair value of awards of Class B Common Units and Class C Common Units were estimated based on a Monte Carlo option pricing simulation. The equity value of the Cure TopCo enterprise represented a key input for determining the fair value of the Class B Common Units and Class C Common Units. A discount for lack of marketability was applied to the per unit fair value to reflect increased risk arising from the inability to readily sell the Class B Common Units and Class C Common Units. The estimated fair values for awards granted during the periods presented included the following weighted average assumptions (annualized percentages):

Notes to the Consolidated Financial Statements

Year ended December 31, 2020
Expected volatility	41.6%
Expected dividend yield	—
Risk-free interest rate	1.3%
Expected life (years)	2.9

Since historically Cure TopCo had been privately held, expected volatility was calculated using comparable peer companies with publicly traded shares over a term similar to the expected term of the underlying award. At the time of grant, there was no intention to pay dividends on the common units, and therefore, the dividend yield percentage was zero. The risk-free interest rate was based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the profits interests. In order to estimate the equity value of the Cure TopCo enterprise to determine the fair value of the common units, a combination of the market approach and the income approach was used. For the market approach, the guideline company method was utilized by selecting certain companies that were considered to be the most comparable to Cure TopCo in terms of size, growth, profitability, risk and return on investment, among others. These guideline companies were then used to develop relevant market multiples and ratios. The market multiples and ratios were applied to management’s financial projections based on assumptions at the time of the valuation in order to estimate the total enterprise value. Since there was not an active market for the common units, a discount for lack of marketability was then applied to the resulting value. For the income approach, a discounted cash flow analyses was performed utilizing projected cash flows, which were discounted to the present value in order to arrive at an enterprise value. The key assumptions used in the income approach included management’s financial projections which are based on highly subjective assumptions as of the date of valuation, a discount rate and a long-term growth rate.

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

Notes to the Consolidated Financial Statements
A summary of Incentive Unit activity for the period presented is as follows:

	2021
	Incentive Units	Weighted Avg. Grant Date FMV
Outstanding at February 12	14,505,258	$2.94
Forfeited	(704,819)	$4.34
Cancelled	—	$—
Exchanges	(420,881)	$2.38
Outstanding at December 31	13,379,558	$2.89

As of December 31, 2021, 7,514,526 of the outstanding LLC units are unvested. This includes 5,917,777 subject to performance-based vesting criteria which were not probable of occurring as of December 31, 2021.

The conversion of the outstanding profits interests as a result of the Reorganization Transactions did not result in any incremental expense as the fair value at the time of modification did not exceed the fair value of the previous award immediately prior to the modification. Accordingly, we continue to recognize the original grant date fair value of the Incentive Units. During the years ended December 31, 2021, 2020 and 2019, we recognized $5.8 million, $10.5 million and $3.0 million, respectively, of equity-based compensation expense related to Incentive Units. Of this total expense, $5.7 million, $10.6 million and $2.5 million were included in SG&A expense and $0.1 million, $(0.1) million and $0.5 million were included in Service expense on the Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $5.4 million of total unrecognized compensation expense related to unvested time-based Incentive Units expected to be recognized over a weighted average period of 0.7 years. Additionally, there was approximately $13.1 million of unrecognized compensation expense related to Incentive Units with performance-based vesting, in which the vesting conditions were not probable of occurring as of December 31, 2021.
16.Earnings (Loss) Per Share

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

We analyzed the calculation of earnings (loss) per unit for the period prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these Consolidated Financial Statements due to the significant nature of the Reorganization Transactions on the capital structure. See Note 1. Nature of Operations. Therefore, earnings (loss) per unit information has not been presented for the years ended December 31, 2020 or 2019.

Notes to the Consolidated Financial Statements
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock for the year ended December 31, 2021. The basic and diluted earnings (loss) per share for the year ended December 31, 2021 represents only the period from February 12, 2021 to December 31, 2021, which represents the period wherein we had outstanding Class A common stock.

Year ended December 31, 2021
(in millions)
Net income	$9.9
Less: Net loss attributable to pre-Reorganization Transactions	(17.2)
Less: Net income attributable to the noncontrolling interest	7.4
Net income attributable to Signify Health, Inc.	$19.7

Weighted average shares of Class A common stock outstanding - Basic	168,662,126

Dilutive Shares:
Stock Options	3,324,779
RSUs	77,895
LLC Units	—
Total Dilutive shares	3,402,674
Weighted average shares of Class A common stock outstanding - Diluted	172,064,800

Earnings (loss) per share of Class A common stock - Basic	$0.12
Earnings (loss) per share of Class A common stock - Diluted	$0.11

Shares of Class B common stock do not participate in our earnings or losses and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B common stock under the two-class method has not been presented. Shares of our Class B common stock and the corresponding LLC Units are, however, considered potentially dilutive shares of Class A common stock. LLC Units of Cure TopCo participate in the earnings of Cure TopCo and therefore, our portion of Cure TopCo’s earnings (loss) per share has been included in the net income (loss) attributable to Signify Health in the calculation above. LLC Units held by the Continuing Pre-IPO LLC Members are redeemable in accordance with the Cure TopCo LLCA, at the election of Signify Health, for shares of Class A common stock on a one-for-one basis or a cash payment.

The potential dilutive effect of LLC Units are evaluated under the if-converted method. The potential dilutive effect of stock options and RSUs are evaluated under the treasury stock method.

The following table summarizes the stock options, RSUs, and weighted-average LLC Units that were anti-dilutive for the periods indicated. As a result, these shares, which were outstanding, were excluded from the computation of diluted earnings (loss) per share for the periods indicated:

Year ended December 31, 2021
Antidilutive Shares:
Stock Options	1,247,902
RSUs	522,765
LLC Units	56,838,744

Notes to the Consolidated Financial Statements
Additionally, 977,248 stock options and 5,917,777 LLC units were excluded from the calculation of earnings (loss) per share for the year ended December 31, 2021 as they are subject to performance vesting conditions, which are not probable of occurring as of December 31, 2021.
17.Transaction-related Expenses

During the year ended December 31, 2021, we incurred $5.2 million of transaction-related expenses in connection with corporate development activities, such as potential mergers and acquisitions, strategic investments and other similar activities. These transaction-related expenses primarily related to consulting and other professional services expenses. Additionally, for the year ended December 31, 2021, we incurred $4.7 million of costs in connection with our IPO.

For the year ended December 31, 2020, we incurred $10.2 million of transaction-related expenses related to the integration of Remedy Partners as well as expenses incurred in connection with corporate development activities, such as potential mergers and acquisitions, strategic investments and other similar activities. These transaction-related expenses related to consulting, compensation, and integration-type expenses. Additionally, for the year ended December 31, 2020 we incurred $5.0 million of costs in connection with our IPO.

For the year ended December 31, 2019, we incurred $22.4 million of transaction-related expenses related to the acquisition of Remedy Partners, the Remedy Partners Combination, the TAV Health acquisition as well as certain acquisitions made in prior years. These transaction-related expenses related to consulting, compensation and integration-type expenses.

Included within the compensation expense amounts described above for years ended December 31, 2020 and 2019 is severance related to an approved plan by our Board of Directors. The following table summarizes the approved severance activity for the years ended December 31, 2020 and 2019.

Balance at January 1, 2019	$1.7
Severance and related costs	1.6
Cash payments	(2.1)
Balance at December 31, 2019	1.2
Cash payments	(1.2)
Balance at December 31, 2020	$—

As of December 31, 2020, there are no remaining amounts expected to be paid under approved severance plans.
18.Commitments and Contingencies

Lease Commitments

We are obligated as lessee under certain non-cancellable operating leases. As of December 31, 2021, future minimum lease payments under non-cancellable operating leases were as follows:

2022	$10.2
2023	8.7
2024	6.1
2025	9.3
2026	8.6
Thereafter	21.5
$64.4

Notes to the Consolidated Financial Statements

Total rent expense associated with non-cancellable operating leases was $6.8 million, $7.8 million and $6.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, and was included within SG&A expenses on the Consolidated Statements of Operations.

Letters of Credit

As of December 31, 2021, we had outstanding letters of credit totaling $12.2 million, including $3.0 million related to leased properties and $9.2 million in favor of CMS, which are required in the event of a negative outcome on certain episodes of care within the BPCI-A program and we do not settle the related amounts owed to CMS. This amount reduces the borrowing amount available to us under our Revolving Facility as of December 31, 2021. See Note 11 Long-Term Debt for the total value of letters of credit under this facility. However, the terms of BPCI-A also require that certain partners provide a related reciprocal letter of credit for the majority of this amount. As of December 31, 2021, there are three related letters of credit totaling $8.8 million. In February 2022, the entire $8.8 million of the reciprocal letters of credit were released as a result of collateral being available under the new credit agreement.

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

On March 12, 2019, a Complaint was filed against us by Dr. Mohammad A. Gharavi, in the Superior Court, State of California, San Bernardino County. The claim was a wage and hour class action of all California contracted physicians from March 12, 2015 through the present and ongoing. The Complaint alleges that these physicians should have been classified as employees. The class action was settled for $1.2 million at mediation in January 2020 and payment was made on December 1, 2020.

Sales Tax Reserve

During the year ended December 31, 2019, it was determined that certain Episodes of Care Services may be subject to sales tax in certain jurisdictions. Historically, we had not collected sales tax from our Episodes of Care Services customers as we believed the services were not taxable. As of December 31, 2021 and December 31, 2020, we had a liability of $1.6 million and $8.0 million, respectively, for potential sales tax exposure related to services performed in 2016 through the second quarter of 2020, included in other current liabilities on the Consolidated Balance Sheets. During the year ended December 31, 2021, we made payments of $4.5 million to settle a number of these state liabilities as well as reaching a resolution with others that led to $1.9 million recorded as a reduction to SG&A expense on the Consolidated Statement of Operation. We are in the process of settling the remaining potential exposure with the various states and we began collecting sales tax from customers in the second quarter of 2021 for 2020 services.

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

Notes to the Consolidated Financial Statements
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

As of December 31, 2021, there was approximately $19.7 million of original grant date fair value unrecognized, which we expect to record as a reduction of revenue over the next year. We remeasure the fair value of the outstanding EAR agreements at the end of each reporting period and record any changes in fair value to other expense (income), net in our Consolidated Statement of Operations. See Note 12 Fair Value Measurements for changes in estimated fair value and valuation techniques used to estimate the EAR.

On December 31, 2021, we entered into an amendment of the December 2019 EAR and the September 2020 EAR (collectively, the “EAR Amendments”). The EAR Amendments provide, among other things, that the customer may exercise any unexercised, vested and non-forfeited portion of each EAR upon the sale of our Class A common stock by New Mountain Capital, our sponsor, subject to certain terms and conditions. These terms and conditions include, among others, that the customer has met its revenue targets under each EAR for 2022 and that New Mountain Capital has sold our Class A common stock above a certain threshold as set forth in each amendment. We have the option to settle any portion of the EARs so exercised in cash or in Class A common stock, provided that the aggregate amount of any cash payments do not exceed $25.0 million in any calendar quarter (with any amounts exceeding $25.0 million to be paid in the following quarter or quarters). The EAR Amendments did not result in any incremental expense as the fair value at the time of modification did not exceed the fair value of the original December 2019 EAR and September 2020 EAR immediately prior to the modification. Accordingly, we will continue to recognize the original grant date fair value of the 2019 EAR and 2020 EAR awards as a reduction to revenue.

We and our customer also agreed to extend our existing commercial arrangements through the middle of 2026 and established targets for the minimum number of IHEs to be performed on behalf of the customer each year (the “Volume Targets”). We also entered into a letter agreement (the “EAR Letter Agreement”) with the customer that provides that, in the event of a change in control of the Company or certain other corporate transactions, and subject to achievement of the Volume Targets, if the aggregate amount paid under the EARs prior to and in connection with such event (the “Aggregate EAR Value”) is less than $118.5 million, then the customer will be paid the difference between $118.5 million and the Aggregate EAR Value. The EAR Letter Agreement is a separate equity-linked instrument, independent from the original EARs. The grant date fair value is determined based on an option pricing model. Similar to the original EARs, we will record the initial grant date fair value as a reduction to revenue over the performance period, beginning in 2022. Estimated changes in fair market value will be recorded each accounting period based on management’s current assumptions related to the underlying valuation approaches as other (income) expense, net on the Consolidated Statement of Operations. The grant date fair value of the EAR Letter Agreement was estimated to be $76.2 million and will be recorded as a reduction of revenue through June 30, 2026, coinciding with the service period.

Synthetic Equity Plan

On February 14, 2020, our Board of Directors adopted a Synthetic Equity Plan (“SEP”) that provided for cash payments upon the satisfaction of certain criteria. The synthetic equity units granted under the SEP were subject to time and performance vesting and were to be paid upon a change in control (as defined in the SEP) based upon the difference in the value of the Company at the time of the change in control event and a "floor amount". Since the vesting criteria were not probable of occurring as of December 31, 2020, we had not recognized any compensation expense related to these awards for the year ended December 31, 2020.

Notes to the Consolidated Financial Statements
In February 2021, the SEP was amended to, among other things, remove the change in control payment condition and provide for cash settlement upon each vesting event based on a 30 trading day volume weighted average price of our Class A common shares. As a result of this amendment, we began to record compensation expense and a current liability beginning in the first quarter of 2021 related to outstanding synthetic equity awards subject to time-based vesting. The liability and expense are adjusted each reporting period based upon actual cash settlements and the underlying value of our Class A common stock. The SEU liability is included in accounts payable and accrued expenses on our Consolidated Balance Sheet. We have not recorded any expense related to the outstanding synthetic equity awards subject to performance-based vesting as the vesting criteria were not probable of occurring as of December 31, 2021.

As of December 31, 2021, 427,063 synthetic equity units outstanding are subject to time-based vesting and 119,623 synthetic equity units outstanding are subject to performance-based vesting.

The following table summarizes the change in the SEU liability:

Year ended December 31, 2021
(in millions)
Balance at beginning of period	$—
SEU expense included in service expense	0.6
SEU expense included in SG&A expense	1.1
Cash payments	(1.5)
Balance at end of period	$0.2

Contingent Consideration

On December 21, 2017, we acquired 100% of the outstanding equity of Censeo. The purchase price included contingent consideration with an initial fair value of $38.2 million, which required us to pay up to an additional $40.0 million to selling shareholders of Censeo, pending the resolution of an examination by the IRS regarding the classification of certain independent contractors. If the IRS determined Censeo must employ any portion of its independent contractors prospectively, the incremental costs of such employment, multiplied by a factor of eight, would be deducted from the $40.0 million to determine the remaining amount due to the selling shareholders under the acquisition agreement.

On February 11, 2019, we received a proposed assessment of employment taxes from the IRS in the amount of $5.5 million related to tax year 2014. The assessment was based on the IRS’s position that all of Censeo’s service providers who performed health assessments during 2014 should have been classified as employees instead of independent contractors. We appealed this determination. There was no change to the fair value of the contingent liability due to this proposed assessment.

In May 2020, we received the final IRS determination letter closing the open matter related to the contingent consideration and as a result of the determination, the contingent consideration was payable in full. We made payment of the full $40.0 million on July 31, 2020 to the selling shareholders, some of whom are also affiliated with us and/or are our equity holders.

As of December 31, 2020, we recorded $2.1 million in long-term contingent consideration and $13.1 million in current contingent consideration on our Consolidated Balance Sheets related to potential payments due upon the completion of certain milestone events in connection with our acquisition of PatientBlox in November 2020. See Note 4 Business Combinations. We made payment of the full $15.0 million in May 2021 to the selling shareholders due to the satisfaction of the first milestone. As of December 31, 2021, we determined the second milestone was unlikely of being achieved and therefore estimated the fair value of the contingent consideration liability was zero.

Notes to the Consolidated Financial Statements
19.Income Taxes

We are organized as a C Corporation and own a controlling interest in Cure TopCo which is organized as a partnership for tax purposes. In addition, Cure TopCo wholly owns a C Corporation, and other C Corporations are consolidated for GAAP purposes pursuant to the variable interest entity rules, see Note 4 Business Combinations and Note 5 Variable Interest Entities. For partnership and disregarded entities, taxable income and the resulting liabilities are allocated among the owners of the entities and reported on the tax filings for those owners. We record income tax (benefit) expense, deferred tax assets, and deferred tax liabilities only for the items for which we are responsible for making payments directly to the relevant tax authority.

Components of income (loss) before income taxes are as follows:

	Year ended December 31,
	2021	2020	2019
	(in millions)
Domestic	$14.1	$(13.6)	$(28.4)
Foreign	—	—	—
Total income (loss) before income taxes	$14.1	$(13.6)	$(28.4)

The provision for income tax expense consists of the following:

	Year ended December 31,
	2021	2020	2019
	(in millions)
Current tax provision
Federal	$4.9	$—	$—
State	2.3	0.9	0.1
Total current provision	7.2	0.9	0.1

Deferred tax provision
Federal	(2.1)	—	—
State	(0.9)	—	—
Total deferred (benefit)	(3.0)	—	—
Total provision	$4.2	$0.9	$0.1

The effective tax rate for the year ended December 31, 2021 was 30.2%. The Company was not subject to Corporation tax in periods prior to the reorganization. Income tax expense (benefit) differs from the amounts computed by applying the statutory income tax rate of 21% to income (loss) before income taxes as follows:

Notes to the Consolidated Financial Statements

	Year ended December 31,
	2021	2020	2019
	(in millions)
Tax at Federal Statutory Rate	$3.0	$—	$—
State taxes, net of federal benefit	0.5	0.9	0.1
Stock-based compensation	(3.1)	—	—
Non-deductible expenses	0.6	—	—
Remeasurement of TRA liability	(0.8)	—	—
Noncontrolling interest	0.9	—	—
Valuation allowance	4.0	—	—
Other	(0.9)	—	—
Income tax expense	$4.2	$0.9	$0.1

The components of the deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2021	2020
	(in millions)
Deferred tax assets:
Investment in Partnership	$36.7	$—
Net operating losses	5.0	1.6
Share based compensation	1.8	—
Deferred tax assets, gross	43.5	1.6
Valuation allowance	(4.0)	—
Total deferred tax assets, net	39.5	1.6

Deferred tax liabilities:
Intangibles	0.7	3.5
Total deferred tax liabilities	0.7	3.5

Net deferred tax assets (liabilities)	$38.8	$(1.9)

As a result of the IPO, we recorded a change in the net deferred tax asset position, net of valuation allowance, of $26.4 million, which primarily consisted of the outside basis differences in our investment in partnership.

As of December 31, 2021, the Company had a valuation allowance of $4.0 million to reduce our deferred tax assets to an amount more likely than not to be realized. This valuation allowance is recorded on the net deferred tax assets of the VIE entities and the lower tier C Corporation. This valuation allowance relates to federal and state net operating losses. In evaluating the Company’s ability to realize its deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Management also considers the projected reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon this assessment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of valuation allowance.

Notes to the Consolidated Financial Statements
Our state net operating loss carryforwards (“NOLs”) will begin to expire in 2025. The majority of the NOLs relate to our VIE entities and the lower tier C Corporation.

As of December 31, 2021, the liability for income taxes associated with uncertain tax positions was $0.1 million, which if recognized, would affect our effective tax rate. There was no liability for income taxes associated with uncertain tax positions as of December 31, 2020. The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits (which excludes federal benefits of state taxes, interest, and penalties):

(in millions)
Balance at December 31, 2020	$—
Increases in uncertain tax benefits as a result of tax positions taken in prior year	0.1
Balance at December 31, 2021	$0.1

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2021 and 2020, there were no interest or penalties related to unrecognized tax benefits.

Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits would remain the same within twelve months after the year ended December 31, 2021.

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

As of December 31, 2021, we had a liability of $56.3 million related to the projected obligations under the TRA. TRA related liabilities are classified as current or noncurrent based on the expected date of payment. During the year ended December 31, 2021, we recorded an increase in the TRA liability of $5.0 million due to exchanges of LLC units offset by remeasurement of the initial IPO amounts, which created an increase in deferred tax assets. As of December 31, 2021, there are no amounts due within 12 months and therefore the entire liability is included in Tax receivable agreement liability within noncurrent liabilities on our Consolidated Balance Sheet.
20.Segment Reporting

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

Notes to the Consolidated Financial Statements
segment based on the segments’ proportionate employee headcount. Certain costs are not allocated to the segments, as described below, as these items are not considered in evaluating the segment’s overall performance.

See Note 6 Revenue Recognition for a summary of segment revenue by product type for the years ended December 31, 2021, 2020, and 2019. Our operating segment results for the periods presented were as follows:

	Year ended December 31,
	2021	2020	2019
	(in millions)
Revenue
Home & Community Services	$653.1	$450.6	$377.0
Episodes of Care Services	120.3	160.0	124.8

Segment Adjusted EBITDA
Home & Community Services	195.2	96.3	90.5
Episodes of Care Services	(24.0)	28.6	2.8

Less: reconciling items to income (loss) before income taxes:
Unallocated costs (1)	64.7	54.0	34.5
Depreciation and amortization	70.7	62.3	66.0
Interest expense	21.7	22.2	21.2
Income (loss) before income taxes	$14.1	$(13.6)	$(28.4)

(1) Unallocated costs as follows:
Asset impairment	11.2	0.8	6.4
Other (income) expense, net (2)	2.8	9.0	(1.6)
Loss on Debt Extinguishment	5.0	—	—
Equity-based compensation	12.9	12.1	4.5
SEU Expense	1.7	—	—
Customer equity appreciation rights	19.7	12.4	—
Transaction-related expenses	9.9	15.2	22.4
Non-allocated costs (3)	1.5	4.5	2.8
Total unallocated costs	$64.7	$54.0	$34.5

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

Notes to the Consolidated Financial Statements
21.Concentrations

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

We are dependent on a concentrated number of payors and provider partners with whom we contract to provide IHEs and other services. A significant portion of our revenues are generated from a small number of customers. Our largest customers accounted for the following percentages of total net revenue:

	Year ended December 31,
	2021	2020	2019
Customer A	26%	25%	23%
Customer B	24%	17%	21%
Customer C	11%	13%	*
*Revenue from this customer was less than 10% of total net revenue

In addition, the revenue from our top ten customers accounted for approximately 78% of our total revenue for the year ended December 31, 2021.

As of December 31, 2021, we had two customers which accounted for approximately 14%, and 12%, respectively, of accounts receivable. As of December 31, 2020, no customer accounted for greater than 10% of accounts receivable.

While CMS is not our customer, a majority of the revenue generated by Episodes of Care Services is under the CMS administered BPCI-A program and payments are received under this program in certain cases from CMS rather than directly from the customer. During the years ended December 31, 2021, 2020 and 2019, approximately 14%, 24% and 20%, respectively, of total consolidated revenue was generated from the BPCI-A program. As of December 31, 2021 and December 31, 2020, approximately 26% and 54%, respectively, of the total accounts receivable was due from CMS related to payments expected to be received by us under the BPCI-A program.
22.Related Party Transactions

In connection with the Reorganization Transactions, we entered into several agreements with various parties including CureTopCo, New Mountain Capital and its affiliates, certain members of management and other shareholders. These include the Reorganization Agreement, the Cure TopCo, LLC Agreement, the TRA, the Registration Rights Agreement and the Stockholders' Agreement, all of which are fully described in our 2020 Annual Report on Form 10-K. See Note 1 Nature of Operations for further details on the Reorganization Transactions. See Note 13 Shareholders' Equity for additional information on the Cure TopCo, LLC Recapitalization. See Note 19 Income Taxes for additional information on the TRA.

We were subject to a Management Services Agreement whereby we paid New Mountain Capital an annual advisory fee of $1.0 million. As 100% of Signify’s income is derived from our operations, these amounts are expensed as incurred by us. During the year ended December 31, 2019, $1.0 million of expense was recorded and included in SG&A expenses in the Consolidated Statements of Operations related to these services. The Management Services Agreement was terminated in connection with the consummation of the Remedy Partners Combination in November 2019.

Notes to the Consolidated Financial Statements
On April 17, 2019, we issued a note receivable to our Chief Executive Officer for $2.0 million with simple interest accruing at a rate of 2.52% per annum and included in other expense (income), net on the Consolidated Statements of Operations. In December 2019, the outstanding principal and an insignificant amount of accrued interest under the note was repaid in full. There are no other outstanding amounts.

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
On November 23, 2020, we entered into a letter agreement with Kevin McNamara, a director, which provided for payment of $0.2 million annually (payable in accordance with the Company’s payroll practices) in compensation for non-director related services provided to us. In addition, Mr. McNamara was entitled to reimbursement for annual premiums on life, accidental death and dismemberment, short-term disability and medical insurance. This agreement terminated effective March 1, 2021, as Mr. McNamara is now paid in accordance with our Director compensation policy.
23.Selected Quarterly Financial Data (unaudited)

Our quarterly results of operations, including our revenue, income (loss) from operations, net income (loss) and cash flows, have varied and may vary significantly in the future; therefore, period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our interim results should not be relied upon as an indication of future performance.

The following table summarizes our unaudited quarterly results for the last two years:

Year ended December 31, 2021	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue (1)(2)	$180.0	$212.8	$199.2	$181.4	$773.4
(Loss) income from operations (3)	1.9	25.5	12.5	3.7	43.6
Net (loss) income (4)	(51.7)	(0.1)	29.3	32.4	9.9
Earnings (loss) per share of Class A common stock - Basic	(0.14)	—	0.12	0.13	0.12
Earnings (loss) per share of Class A common stock - Diluted	(0.14)	—	0.12	0.13	0.11

Year ended December 31, 2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue (1)(2)	$131.7	$130.7	$154.7	$193.5	$610.6
(Loss) income from operations	(3.6)	13.7	(1.7)	9.2	17.6
Net (loss) income	(8.9)	7.0	(13.3)	0.7	(14.5)
Earnings (loss) per share of Class A common stock - Basic (5)	NM	NM	NM	NM	NM
Earnings (loss) per share of Class A common stock - Diluted (5)	NM	NM	NM	NM	NM
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
(2)    During the second and fourth quarters of 2021, we recorded approximately $9.7 million and ($0.5) million, respectively, in adjustments to estimated revenue in our ECS segment. During the second, third and fourth

Notes to the Consolidated Financial Statements
quarters of 2020, we recorded $8.9 million, $9.2 million and $13.4 million, respectively, in adjustments to estimated revenue in our ECS segment. See Note 6 Revenue Recognition.
(3) Loss (income) from operations includes an asset impairment of $11.2 million in the fourth quarter 2021 related to the PatientBlox technology intangible asset. See Note 8 Intangible Assets.
(4) Net (loss) income includes $56.8 million, $14.6 million, $(27.3) million and $(36.7) million in remeasurement of the outstanding EARs in each of the first, second, third and fourth quarters of 2021, respectively.
(5) Basic and diluted earnings (loss) per share of Class A common stock is applicable only for the periods subsequent to February 12, 2021, which is the period following the IPO and related Reorganization Transactions.

24.Employee Benefit Arrangements

Prior to 2021, we provided two 401(k) retirement savings plans to eligible employees whereby each matched 50% of every dollar contributed up to 6% of an employee’s eligible compensation and, under certain plans, could also make profit sharing contributions at our discretion. As of January 1, 2021, the two separate 401(k) retirement savings plans were combined into one plan with no significant changes in the terms. For the year ended December 31, 2021, we recorded total contribution expense of $4.4 million, of which $2.0 million is included in service expense and $2.4 million is included in SG&A expense on the Consolidated Statements of Operations. For the year ended December 31, 2020, we recorded total contribution expense of $3.6 million, of which $1.7 million is included in service expense and $1.9 million is included in SG&A expense on the Consolidated Statements of Operations. For the year ended December 31, 2019, we incurred total contribution expense of $3.4 million, of which $1.6 million is included in service expense and $1.8 million is included in SG&A expense on the Consolidated Statements of Operations.
25.Subsequent Events
On February 9, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Caravan Health, Inc. (“Caravan”), pursuant to which we acquired Caravan on March 1, 2022 for an initial purchase price of approximately $250.0 million, subject to certain customary adjustments. The initial purchase price comprises $190.0 million in cash and approximately $60.0 million in our Class A common stock, comprised of 4,726,134 shares at $12.5993 per share, which represents the volume-weighted average price per share of our common stock for the five trading days ending three business days prior to March 1, 2022. In addition to the initial purchase price, the transaction includes contingent additional payments of up to $50.0 million based on the future performance of Caravan. In connection and concurrently with entry into the Merger Agreement, we entered into support agreements with certain shareholders of Caravan, pursuant to which such shareholders agreed that, other than according to the terms of its respective support agreement, it will not, subject to certain limited exceptions, transfer, sell or otherwise dispose of any Caravan shares for a period of up to five years following closing of the merger, among other things.
On March 1, 2022, the Board of Directors approved amendments to certain outstanding equity award agreements subject to performance-based vesting criteria. See Note 15. Equity Based Compensation. The equity awards will be amended with an effective date of March 7, 2022, and include 3,572,469 outstanding LLC Incentive Units and 817,081 outstanding stock options. The amendments will add an alternative two-year service-vesting condition to the performance-vesting criteria, which, through December 31, 2021, were considered not probable of occurring and therefore we have not recorded any expense related to these awards. The amended equity awards will now be subject to the earlier of 1) a two year service condition, with 50% vesting in each of March 2023 and March 2024 or 2) the achievement of the original performance vesting criteria. As a result of this amendment, which results in probable vesting, we expect to begin to record equity-based compensation expense for these amended equity awards in March 2022. The equity-based compensation expense will be based on the fair value as of the effective date of the amended equity awards and will be recorded over the two year service period with the associated expense anticipated to have a material impact to overall equity-based compensation expense when compared to historical periods.

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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial and Administrative Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Our management, under the supervision and with the participation of our Chief Executive Officer and President, Chief Financial and Administrative Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, management concluded that, as of December 31, 2021, our internal controls over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.

Amendments to Pre-IPO Incentive Awards and Stock Options

On March 1, 2022, the Board of Directors approved amendments to certain of the outstanding equity incentive awards held by certain Signify employees, including two of its named executive officers, Kyle Armbrester and Steven Senneff. These incentive awards, which consist of performance-vesting LLC Units of Cure Aggregator, LLC (“Incentive Units”) and performance-vesting stock options to purchase shares of Signify’s Class A common stock (“Class A Shares”) granted under the Signify Health, Inc. Amended and Restated 2019 Equity Incentive Plan (“2019 Plan Options”), were granted prior to Signify’s initial public offering (“IPO”) and contain milestone-based vesting conditions based on the achievement by our pre-IPO sponsor, New Mountain Capital, and its affiliates (together, “New Mountain”), of certain return milestones relating to New Mountain’s pre-IPO equity investment in Signify. In light of Signify’s status as a public company, and in order to align the incentives of the applicable employees with Signify’s public shareholders, the Board has determined that it is appropriate and in the best interests of Signify and its shareholders to modify the vesting terms applicable to the performance-vesting Incentive Units and 2019 Plan Options to impose an alternative two-year service-vesting condition, alongside the existing milestone-based vesting conditions, such that the applicable award will become vested upon the earlier achievement of either the service-vesting condition or the milestone-based vesting condition, as described below. Vesting of the applicable award will be subject in all cases to the employee’s continued employment with Signify through the applicable vesting date (except as may otherwise be expressly provided in an individual award agreement in the case of a “good leaver” termination of employment).

The following table summarizes the performance-vesting Incentive Units and 2019 Plan Options that are held by Messrs. Armbrester and Senneff, including the number of LLC Units or Class A Shares subject to the performance-vesting award (as applicable), the milestone-based vesting conditions currently in effect and the combined post-amendment vesting conditions.

Named Executive Officer	Award Type	Number of LLC Units / Class A Shares Subject to Performance-Based Award	“Milestone Vesting Conditions”	Post-Amendment Vesting Conditions
Kyle Armbrester	Incentive Units	1,642,360	46% vests on New Mountain achieving 2x cash-on-cash returns 54% vests on New Mountain achieving 3x cash-on-cash returns	50% vests on March 7, 2023 and 50% vests on March 7, 2024 (“Service Condition”), unless earlier vested pursuant to the satisfaction of the applicable Milestone Vesting Condition
Steve Senneff	Incentive Units	253,488	100% vests on New Mountain achieving 1.75x cash-on-cash returns
	2019 Plan Options	589,288	50% vests on New Mountain achieving 2x return on invested capital 50% vests on New Mountain achieving 2.5x return on invested capital

The foregoing descriptions of the amendments to the Incentive Units and 2019 Plan Awards are qualified in its entirety by reference to the full text of the Amended and Restated Incentive Unit Agreements and Amended and Restated Substitute Non-Statutory Stock Option Agreements, copies of which are filed as exhibits to this Annual Report on Form 10-K and incorporated herein by reference.

CEO Compensation Changes

On February 28, 2022, the Compensation Committee undertook a review of Mr. Armbrester’s annual compensation, including a review of peer company chief executive officer remuneration and other factors relating to Mr. Armbrester’s role and performance. In consultation with Pearl Meyer, the Compensation Committee’s independent compensation consultant, and in light of the fact that Mr. Armbrester’s annual base compensation had not been adjusted since he became Signify’s Chief Executive Officer in 2018 prior to the combination of Signify Health and Remedy Partners in 2019, and prior to the IPO in 2021, the Board approved (i) an increase to Mr. Armbrester’s annual base salary from $600,000 to $750,000 and (ii) a discretionary bonus payment in the amount of $600,000 in respect of Mr. Armbrester’s performance during 2021, which bonus will be in addition to Mr. Armbrester’s annual bonus earned under Signify’s 2021 Cash Incentive Plan.

Board Composition

On March 2, 2022, Stephen F. Wiggins notified the Board that he will not stand for re-election to the Company’s Board of Directors at the Company’s 2022 Annual meeting of Shareholders (the “Annual Meeting’). Mr. Wiggins will continue to serve as a director until the date of the Annual Meeting.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference. We will file the Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2021.
Item 11. Executive Compensation.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference. We will file the Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference. We will file the Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference. We will file the Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2021.
Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference. We will file the Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2021.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Signify Health, Inc.
Schedule I - Condensed Financial Information of Registrant
Parent Company Balance Sheets
(in millions, except share amounts)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$0.7	$—
Other current assets	2.6	—
Total current assets	3.3	—

Investment in subsidiary	1,508.2	—
Deferred tax assets	38.8	—
Other assets	0.6	—
Total assets	$1,550.9	—

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued expenses	$1.6	$—
Total current liabilities	1.6	—

Tax receivable agreement liability	56.3	—
Other noncurrent liabilities	0.1	—
Total liabilities	58.0	—

Class A common stock, par value $0.01 (170,987,365 and 0 issued and outstanding at December 31, 2021 and December 31, 2020, respectively)	1.7	—
Class B common stock, par value $0.01 (56,838,744 and 0 issued and outstanding at December 31, 2021 and December 31, 2020, respectively)	0.6	—
Additional paid-in capital	1,101.3	—
Retained earnings	19.7	—
Contingently redeemable noncontrolling interest	369.6	—
Total stockholders' equity	1,492.9	—

Total liabilities and stockholders' equity	$1,550.9	$—

Signify Health, Inc.
Schedule I - Condensed Financial Information of Registrant
Parent Company Statements of Income
(in millions, except share amounts)

	December 31,	December 31,
	2021	2020

Operating expenses
Selling, general and administrative expense	2.3	—
Total operating expenses	2.3	—

Loss from operations	(2.3)	—

Other (income) expense:
Equity in income of subsidiaries	(23.6)	—
Other (income) expense	(4.0)	—
Other (income) expense, net	(27.6)	—

Income before income taxes	25.3	—
Income tax expense	5.6	—
Net income	$19.7	$—

Signify Health, Inc.
Schedule I - Condensed Financial Information of Registrant
Parent Company Statements of Cash Flows
(in millions, except share amounts)

	Year ended December 31,
	2021	2020
Operating activities
Net income	$19.7	$—
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of subsidiaries	(23.6)
Equity-based compensation	1.7	—
Deferred income taxes	(1.1)	—
TRA liability adjustment	(4.0)	—
Changes in operating assets and liabilities	8.0
Net cash used in operating activities	0.7	—

Investing activities
Investment in subsidiaries	(610.4)	—
Net cash used in investing activities	(610.4)	—

Financing activities
Proceeds from IPO, net	604.5	—
Proceeds related to the issuance of common stock under stock plans	5.9	—
Net cash provided by financing activities	610.4	—

Increase in cash, cash equivalents and restricted cash	0.7	—
Cash, cash equivalents and restricted cash - beginning of period	—	—
Cash, cash equivalents and restricted cash - end of period	$0.7	$—

Supplemental disclosures of cash flow information
Noncash transactions
Assumption of liabilities from New Remedy Corp	26.0	—
Items arising from LLC interest ownership exchanges:
Establishment of liabilities under tax receivable agreement	5.0	—
Deferred tax asset	9.4	—

Signify Health, Inc.
Schedule I - Condensed Financial Information of Registrant
Notes to Parent Company Financial Statements
(in millions, except share amounts)

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

Pursuant to the terms of the Restated Credit Agreement discussed in Note 11 of the Notes to the Signify Health, Inc. Consolidated Financial Statements, Signify Health, LLC and certain of its subsidiaries have restrictions on their ability to, among other things, incur additional indebtedness, pay dividends or make certain intercompany loans and advances. Due to these qualitative restrictions, substantially all of the assets of Signify Health, Inc.’s subsidiaries are restricted. As a result of these restrictions, these parent company financial statements have been prepared in accordance with Rule 12-04 of Regulation S-X, as restricted net assets of the Company's subsidiaries (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the Company's consolidated net assets as of December 31, 2021. The Company is a holding company without any operations of its own. These condensed financial statements have been prepared on a "parent-only" basis. Under a parent-only presentation, the Parent Company's investments in subsidiaries are presented under the equity method of accounting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Stock-based compensation expense associated with equity incentive awards issued by the Parent Company and the related tax effects are recorded at the subsidiary level where the employees provide the services. The accompanying condensed financial information should be read in conjunction with the Signify Health, Inc. Consolidated Financial Statements and related Notes thereto.
2.Shareholders’ Equity

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

Amendment and Restatement of Certificate of Incorporation
In connection with the Reorganization Transactions and IPO, our certificate of incorporation was amended and restated to, among other things, authorize the issuance of two classes of common stock: Class A common stock and Class B common stock. The Amended and Restated Certificate of Incorporation authorizes 1,000,000,000 shares of Class A common stock, par value $0.01 per share and 75,000,000 shares of Class B common stock, par value $0.01 per share. The Amended and Restated Certificate of Incorporation also authorizes up to 50,000,000 shares of preferred stock, par value of $0.01 per shares, none of which have been issued.

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
3.Equity-Based Compensation
2021 Long-Term Incentive Plan

RSUs provide participants the right to receive Class A common stock subject to vesting requirements, restrictions and conditions to payment. Such requirements may be based on the continued service for a specified time period. Under the terms of the 2021 LTIP, RSUs have a grant date fair value equal to the closing price of our Class A common stock on the grant date. The RSUs issued to members of our Board of Directors vest over their one-year annual service period. We began issuing RSUs upon adoption of the 2021 LTIP in connection with our IPO. During the year ended December 31, 2021, we issued 92,834 RSUs with a weighted average grant date fair value of $24.56. We recognized $1.7 million of equity-based compensation expense included in SG&A expense on the Consolidated Statements of Operations during the year ended December 31, 2021.

Financial Statement Schedules

Schedule II - Valuation and Qualifying Account
(in millions)

		Additions		Deductions
Description	Balance at Beginning of Period	Charges to Operations	Acquired from Acquisitions	Write-offs	Recoveries	Balance at End of Period
Year Ended December 31, 2021
Allowance for doubtful accounts	$5.1	3.3	—	(0.5)	—	$7.9
Year Ended December 31, 2020
Allowance for doubtful accounts	$4.8	2.5	—	(2.2)	—	$5.1
Year Ended December 31, 2019
Allowance for doubtful accounts	$3.4	1.5	1.2	(0.6)	(0.7)	$4.8

Exhibits

The exhibits listed in the index below are filed or incorporated by reference as a part of this Annual Report on Form 10-K.

2.1
Agreement and Plan of Merger, dated as of February 9, 2022, by and among Signify Health, Inc., Carbon Acquisition Corporation, Caravan Health, Inc. and Shareholder Representative Services LLC. (incorporated herein by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2022)

3.1
Amended and Restated Certificate of Incorporation of Signify Health, Inc. (incorporated herein by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2021)

3.2
Amended and Restated Bylaws of Signify Health, Inc. (incorporated herein by reference to Exhibit 3.2 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2021)

4.1	Description of Securities (incorporated herein by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2021)

10.1
Registration Rights Agreement, dated February 12, 2021, by and among Signify Health, Inc. and the other persons and entities party thereto (incorporated herein by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2021)

10.2
Stockholders Agreement, dated February 12, 2021, by and among Signify Health, Inc. and New Mountain Partners V (AIV-C), LP (incorporated herein by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2021)

10.3
Third Amended and Restated Limited Liability Company Agreement of Cure TopCo, LLC, dated as of February 12, 2021, by and among Signify Health, Inc., Cure TopCo, LLC and the other persons and entities party thereto (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2021)

10.4
Reorganization Agreement, dated as of February 12, 2021, by and among Signify Health, Inc., Cure TopCo, LLC and the other persons and entities party thereto (incorporated herein by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commissions on March 25, 2021)

10.5
Tax Receivable Agreement, dated February 12, 2021, by and among Signify Health, Inc. and the other persons and entities party thereto (incorporated herein by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 25, 2021

10.6
Signify Health, Inc. 2021 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 of the registrant’s Registration Statement on Form S-8 (Registration No. 333-253115) filed with the Securities and Exchange Commission on February 16, 2021)

10.7
Signify Health, Inc. Amended and Restated 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 of the registrant’s Registration Statement on Form S-8 (Registration No. 333-253115) filed with the Securities and Exchange Commission on February 16, 2021)

10.8
Form of Signify Health, Inc. Notice of Substitute Non-Statutory Stock Option Grant under the 2019 Equity Incentive Plan (time-vesting) (incorporated herein by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 25, 2021)

10.9*	Form of Signify Health, Inc. Amended and Restated Incentive Unit Agreement

10.10*	Form of Signify Health, Inc. Amended and Restated Notice of Substitute of Non-Statutory Stock Option Grant (2019 Plan Performance-Based)

10.11
Cure Aggregator, LLC Incentive Unit Agreement between Cure TopCo, LLC, Cure Aggregator, LLC and Bradford Kyle Armbrester (time-vesting), dated February 16, 2021 (incorporated herein by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 25, 2021)

10.12
Cure Aggregator, LLC Incentive Unit Agreement between Cure TopCo, LLC, Cure Aggregator, LLC and Bradford Kyle Armbrester (time-and performance-vesting), dated February 16, 2021 (incorporated herein by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 25, 2021)

10.13
Cure Aggregator, LLC Incentive Unit Agreement between Cure TopCo, LLC, Cure Aggregator, LLC and Steven Senneff, dated February 16, 2021 (incorporated herein by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 25, 2021)

10.14
Cure Aggregator, LLC Incentive Unit Agreement between Cure TopCo, LLC, Cure Aggregator, LLC and Tad Kendall dated February 16, 2021 (incorporated herein by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 25, 2021

10.15
Employment Agreement between Chloe Ox Holdings, LLC and Bradford Kyle Armbrester, entered into as of April 23, 2018 (incorporated herein by reference to Exhibit 10.16 of the registrant's Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.16
Employment Agreement between Remedy BPCI Partners, LLC and Tad Kendall, entered into as of November 5, 2019 (incorporated herein by reference to Exhibit 10.17 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.17
Employment Agreement between Remedy BPCI Partners, LLC and Steve Senneff, dated February 4, 2019 (incorporated herein by reference to Exhibit 10.18 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.18
Consulting Agreement between Chloe Ox Holdings, LLC and Eir Partners, LLC, effective as of March 7, 2019 (incorporated herein by reference to Exhibit 10.19 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.19
Amendment No. 1 to Consulting Agreement between Cure TopCo, LLC and Eir Partners, LLC, dated as of June 18, 2020 (incorporated herein by reference to Exhibit 10.20 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.20
Board of Managers Appointment Agreement between Chloe Ox Holdings, LLC and Brandon Hull, dated February 9, 2018 (incorporated herein by reference to Exhibit 10.21 of the registrant's Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.21
Letter Agreement between Cure TopCo, LLC and Taj Clayton, dated June 28, 2020 (incorporated herein by reference to Exhibit 10.22 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.22
Letter Agreement between Cure TopCo, LLC, Cure Aggregator, LLC and Vivian Riefberg, dated December 22, 2019 (incorporated herein by reference to Exhibit 10.23 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.23
Consulting Agreement between Cure TopCo, LLC and Kevin McNamara, dated November 23, 2020 (incorporated herein by reference to Exhibit 10.24 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.24
Form of Director and Executive Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.25 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on February 2, 2021)

10.25
Equity Appreciation Fee Right Agreement dated December  20, 2019 by and between Cure TopCo, LLC and Collaborative Care Holdings, LLC (incorporated herein by reference to Exhibit 10.32 of the registrant's Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.26
2020 Equity Appreciation Fee Right Agreement dated September  28, 2020 by and between Cure TopCo, LLC and Collaborative Care Holdings, LLC (incorporated herein by reference to Exhibit 10.33 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.27*	Amendment No. 1 dated December 31, 2021 to the Equity Appreciation Fee Right Agreement dated December 20, 2019 by and between Cure TopCo, LLC and Collaborative Care Holdings, LLC

10.28*	Amendment No. 1 dated December 31, 2021 to the 2020 Equity Appreciation Fee Right Agreement dated September 28, 2020 by and between Cure TopCo, LLC and Collaborative Care Holdings, LLC

10.29*	Letter Agreement dated December 31, 2021 by and between Cure TopCo, LLC and Collaborative Care Holdings LLC

10.30
Amended and Restated Stockholders’ Agreement by and among New Remedy Corp., Remedy Acquisition, L.P. and the Other Stockholders (as defined therein), dated November 26, 2019 (incorporated herein by reference to Exhibit 10.35 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.31
Severance Agreement and General Release between Remedy BPCI Partners, LLC and Peter Tad Kendall, entered into as of January  19, 2021 (incorporated herein by reference to Exhibit 10.36 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.32
Signify Health, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.37 of the registrant’s Registration Statement on Form S-8 (Registration No. 333-253115) filed with the Securities and Exchange Commission on February 16, 2021)

10.33
Signify Health, Inc. Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.38 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on February 2, 2021)

10.34
Form of Signify Health, Inc. Non-Employee Director Restricted Stock Unit Award Agreement under the 2021 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 25, 2021)

10.35
Form of Signify Health, Inc. Non-Qualified Stock Option Award Agreement under the 2021 Long-Term Incentive Plan (IPO Grants) (incorporated herein by reference to Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 25, 2021)

10.36
Credit Agreement dated as of June 22, 2021, among Cure Intermediate 3, LLC, Signify Health, LLC, the other guarantors party thereto, the financial institutions party thereto and Barclays Bank PLC, as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.1 to our Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2021)

10.37
Form of Support Agreement, by and among Signify Health, Inc. and certain shareholders of Caravan Health, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2022)

21.1*	List of subsidiaries

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101*	The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Members’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

104*	Cover Page Interactive Data File – The cover page from this Annual Report on Form 10-K for the year ended December 31, 2021 is formatted in iXBRL (included as Exhibit 101)

*    Filed or furnished herewith
Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNIFY HEALTH, INC.

Date: March 3, 2022	By:	/s/ Kyle Armbrester
Kyle Armbrester
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew S. Holt	Chairman	March 3, 2022
Matthew S. Holt

/s/ Kyle Armbrester	Chief Executive Officer and Director (principal executive officer)	March 3, 2022
Kyle Armbrester

/s/ Steven Senneff	President, Chief Financial and Administrative Officer (principal financial officer)	March 3, 2022
Steven Senneff

/s/ Laurence Orton	Chief Accounting Officer (principal accounting officer)	March 3, 2022
Laurence Orton

/s/ Taj J. Clayton	Director	March 3, 2022
Taj J. Clayton

/s/ Heather Dixon	Director	March 3, 2022
Heather Dixon

/s/ Arnold Goldberg	Director	March 3, 2022
Arnold Goldberg

/s/ Brandon H. Hull	Director	March 3, 2022
Brandon H. Hull

/s/ Kevin M. McNamara	Director	March 3, 2022
Kevin M. McNamara

/s/ Albert A. Notini	Director	March 3, 2022
Albert A. Notini

/s/ Kyle B. Peterson	Director	March 3, 2022
Kyle B. Peterson

/s/ Vivian E. Riefberg	Director	March 3, 2022
Vivian E. Riefberg

/s/ Stephen F. Wiggins	Director	March 3, 2022
Stephen F. Wiggins