Form 10-Q
period 2022-03-31
Signify Health, Inc.
filed 2022-05-05
CIK 1828182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
As of April 30, 2022, there were 176,317,381 outstanding shares of Class A common stock, $0.01 par value, and 57,372,117 outstanding shares of Class B common stock, $0.01 par value.

Signify Health, Inc.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Balance Sheets (unaudited, in millions, except shares)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$451.3	$678.5
Accounts receivable, net	220.7	217.2
Contract assets	132.5	84.3
Restricted cash	2.3	5.7
Prepaid expenses and other current assets	19.1	14.9
Total current assets	825.9	1000.6

Property and equipment, net	23.4	23.7
Goodwill	796.4	597.1
Intangible assets, net	540.2	455.3
Operating lease right-of-use assets	21.3	—
Deferred tax assets	53.5	38.8
Other assets	10.7	11.7
Total assets	$2,271.4	$2,127.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$105.5	$136.7
Contract liabilities	44.0	32.9
Current maturities of long-term debt	3.5	3.5
Other current liabilities	18.3	10.0
Total current liabilities	171.3	183.1

Long-term debt	334.5	334.9
Contingent consideration	30.6	—
Customer EAR liability	84.0	48.6
Tax receivable agreement liability	56.3	56.3
Deferred tax liabilities	22.4	—
Noncurrent operating lease liabilities	25.2	—
Other noncurrent liabilities	1.2	11.4
Total liabilities	725.5	634.3

Commitments and Contingencies (Note 19)

Class A common stock, par value $0.01 (176,232,513 and 170,987,365 issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	1.8	1.7
Class B common stock, par value $0.01 (57,313,051 and 56,838,744 issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	0.6	0.6
Additional paid-in capital	1,160.0	1,101.3
Retained earnings	8.4	19.7
Contingently redeemable noncontrolling interest	375.1	369.6
Total stockholders' equity	1,545.9	1492.9

Total liabilities and stockholders' equity	$2,271.4	$2,127.2

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
(unaudited, in millions, except shares and per share amounts)

	Three months ended March 31,
	2022	2021
Revenue	$216.5	$180.0

Operating expenses
Service expense (exclusive of depreciation and amortization shown below)	114.5	98.5
Selling, general and administrative expense (exclusive of depreciation and amortization, shown below)	70.3	57.3
Transaction-related expenses	3.2	5.6
Depreciation and amortization	18.0	16.7
Total operating expenses	206.0	178.1

Income from operations	10.5	1.9

Interest expense	4.0	6.8
Other (income) expense	28.8	56.7
Other (income) expense, net	32.8	63.5

Loss before income taxes	(22.3)	(61.6)
Income tax benefit	(6.0)	(9.9)
Net loss	$(16.3)	$(51.7)
Net loss attributable to pre-Reorganization period	—	(17.2)
Net loss attributable to noncontrolling interest	(5.4)	(11.3)
Net loss attributable to Signify Health, Inc.	$(10.9)	$(23.2)

Loss per share of Class A common stock
Basic	$(0.06)	$(0.14)
Diluted	$(0.06)	$(0.14)
Weighted average shares of Class A common stock outstanding
Basic	172,761,665	165,486,015
Diluted	172,761,665	165,486,015

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in millions, except shares)

	Class A common - Shares	Class A common stock	Class B common - Shares	Class B common stock	Additional paid-in capital	Non-controlling interest	Retained earnings (Accumulated deficit)	Total stockholders' equity
Balance at January 1, 2022	170,987,365	$1.7	56,838,744	$0.6	$1,101.3	$369.6	$19.7	$1,492.9
Adoption of new accounting standard	—	—	—	—	—	—	(0.4)	(0.4)
Equity-based compensation	—	—	492,383	—	2.9	3.7	—	6.6
Vesting of restricted stock units	57,651	—	—	—	—	—	—	—
Proceeds from exercises of stock options	407,287	—	—	—	1.2	0.4	—	1.6
Tax payments on behalf of non-controlling interest	—	—	—	—	—	(0.3)	—	(0.3)
Exchange of LLC units	18,076	—	(18,076)	—	0.1	(0.1)	—	—
Issuance of Class A common stock in connection with Caravan Health acquisition	4,762,134	0.1	—	—	54.5	7.2	—	61.8
Net loss	—	—	—	—	—	(5.4)	(10.9)	(16.3)
Balance at March 31, 2022	176,232,513	$1.8	57,313,051	$0.6	$1,160.0	$375.1	$8.4	$1,545.9

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in millions, except shares)

	Cure TopCo, LLC (Prior to Reorganization Transactions)	Signify Health, Inc. Stockholders' Equity
	Members' Equity	Class A common - Shares	Class A common stock	Class B common - Shares	Class B common stock	Additional paid-in capital	Non-controlling interest	Retained earnings (Accumulated deficit)	Total stockholders' equity
Balance at January 1, 2021	$894.0	—	$—	—	$—	$—	$—	$—	$894.0
Net loss prior to Reorganization Transactions	(17.2)	—	—	—	—	—	—	—	(17.2)
Equity-based compensation prior to Reorganization Transactions	0.9	—	—	—	—	—	—	—	0.9
Impact of Reorganization Transactions and IPO
Initial effect of the Reorganization Transactions and IPO on noncontrolling interests	(877.7)	140,758,464	1.4	57,613,676	0.6	620.8	254.9	—	—
Contribution of New Remedy Corp to Signify Health Inc.	—	—	—	—	—	(26.0)	—	—	(26.0)
Issuance of Class A common stock in IPO, net of issuance costs	—	27,025,000	0.3	—	—	479.3	125.3	—	604.9
Deferred tax adjustment related to Reorganization and tax receivable agreement	—	—	—	—	—	6.3	—	—	6.3
Class B subscription fee receivable	—	—	—	—	—	0.6	—	—	0.6
Post- IPO activity
Equity-based compensation subsequent to Reorganization Transactions	—	—	—	8,626	—	0.9	0.7	—	1.6
Proceeds from exercises of stock options	—	184,392	—	—	—	0.4	—	—	0.4
Net income subsequent to Reorganization Transactions	—	—	—	—	—	—	(11.3)	(23.2)	(34.5)
Balance at March 31, 2021	$—	167,967,856	$1.7	57,622,302	$0.6	$1,082.3	$369.6	$(23.2)	$1,431.0

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited, in millions)

	Three months ended March 31,
	2022	2021
Operating activities
Net loss	$(16.3)	$(51.7)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	18.0	16.7
Equity-based compensation	6.6	2.5
Customer equity appreciation rights	6.5	4.9
Remeasurement of customer equity appreciation rights	28.9	56.8
Amortization of deferred financing fees	0.6	0.7
Amortization of right-of-use assets	1.7	—
Remeasurement of contingent consideration	0.1	0.2
Deferred income taxes	(12.9)	(14.0)
Changes in operating assets and liabilities:
Accounts receivable	(1.9)	101.2
Prepaid expenses and other current assets	(2.3)	2.4
Contract assets	(39.1)	(33.5)
Other assets	1.3	(1.0)
Accounts payable and accrued expenses	(32.1)	(13.8)
Contract liabilities	11.1	14.6
Other current liabilities	(0.7)	1.9
Noncurrent lease liabilities	(1.9)	—
Other noncurrent liabilities	0.1	(1.2)
Net cash (used in) provided by operating activities	(32.3)	86.7

Investing activities
Capital expenditures - property and equipment	(1.7)	(0.7)
Capital expenditures - internal-use software development	(6.8)	(5.7)
Purchase of long-term investment	(0.3)	—
Business combinations, net of cash acquired	(189.6)	—
Net cash used in investing activities	(198.4)	(6.4)

Financing activities
Repayment of long-term debt	(0.9)	(1.0)
Repayments of borrowings under financing agreement	(0.3)	(0.3)
Distributions to/on behalf of non-controlling interest members	(0.3)	—
Proceeds from IPO, net	—	604.8
Proceeds related to the issuance of common stock under stock plans	1.6	0.1
Net cash provided by financing activities	0.1	603.6

(Decrease) increase in cash, cash equivalents and restricted cash	(230.6)	683.9
Cash, cash equivalents and restricted cash - beginning of period	684.2	77.0
Cash, cash equivalents and restricted cash - end of period	$453.6	$760.9

Supplemental disclosures of cash flow information
Cash paid for interest	$3.3	$4.8
Cash payments, net of refunds, for taxes	—	(0.1)
Noncash transactions
Capital expenditures not yet paid	0.9	0.6
Assumption of liabilities from New Remedy Corp	—	26.0
Issuance of common stock related to acquisition	60.0	—
Items arising from LLC interest ownership exchanges:
Establishment of liabilities under tax receivable agreement	(0.1)	—
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

On March 1, 2022, we acquired Caravan Health, Inc. (“Caravan Health”), see Note 4. Business Combinations. With this combination, we will now be able to provide a broader range of value-based and shared savings models from advanced primary care to specialty care bundles to total cost of care programs.
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

Reorganization Transactions
In connection with the IPO, Signify Health and Cure TopCo completed a series of transactions (“Reorganization Transactions”), the effects of which included, among other things, Signify Health becoming the controlling shareholder of Cure TopCo.

As of March 31, 2022, we owned approximately 75.5% of the economic interest in Cure TopCo. The non-controlling interest, consisting of certain pre-IPO members who retained their equity ownership in Cure TopCo subsequent to the Reorganization Transactions owned the remaining 24.5% economic interest in Cure TopCo.

Notes to the Condensed Consolidated Financial Statements (unaudited)

2.Significant Accounting Policies
Basis of Presentation
These Condensed Consolidated Financial Statements are unaudited and have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and following the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements included in this report should be read in conjunction with the Company’s audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. In our opinion, they reflect all adjustments, including normal recurring items, that are necessary to present fairly the results of interim periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations; however, we believe that the disclosures are adequate to make the information presented not misleading. Operating results for the periods presented herein are not necessarily indicative of the results that may be expected for future interim periods or the entire fiscal year. Our quarterly results of operations, including our revenue, income from operations, net loss and cash flows, have varied and may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our interim results should not be relied upon as an indication of future performance.

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

The Condensed Consolidated Financial Statements include the accounts and financial statements of our wholly-owned subsidiaries and variable interest entities (“VIE”s) where we are the primary beneficiary. See Note 5 Variable Interest Entities. Results of operations of VIEs are included from the dates we became the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

We have two operating segments, Home & Community Services and Episodes of Care Services as described in Note 1 Nature of Operations.

Use of Estimates
The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions affecting the reported amounts in our Condensed Consolidated Financial Statements and accompanying notes. These estimates are based on information available as of the date of the Condensed Consolidated Financial Statements; therefore, actual results could differ from those estimates. The significant estimates underlying our Condensed Consolidated Financial Statements include revenue recognition; allowance for doubtful accounts; recoverability of long-lived assets, intangible assets and goodwill; loss contingencies; accounting for business combinations, including amounts assigned to definite and indefinite lived intangible assets and contingent consideration; customer equity appreciation rights; and equity-based compensation.

As of March 31, 2022, the COVID-19 pandemic continues to evolve and impact our Episodes of Care Services segment due to the passage of time between episode initiation and the performance and subsequent recognition of revenue for our services; See Note 3 The COVID-19 Pandemic. As a result, many of our estimates and assumptions have required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in the future.

Comprehensive Income (Loss)
We have not identified any incremental items that would be considered a component of comprehensive income (loss) and accordingly a statement of comprehensive income (loss) is not reflected in the Condensed Consolidated Financial Statements because net loss and comprehensive loss are the same.

Restricted Cash
Under our Master Agreement with the Centers for Medicare and Medicaid Services (“CMS”), we were required to place certain funds in escrow for the benefit of CMS. These amounts, known as a Secondary Repayment Source

Notes to the Condensed Consolidated Financial Statements (unaudited)

(“SRS”), were primarily based on the size of our participation in the legacy CMS Bundled Payments for Care Improvement (“BPCI”) program, the predecessor program of the Bundled Payments for Care Improvement - Advanced initiative (“BPCI-A”). These funds were available to CMS as a supplemental payment source if we failed to pay amounts owed to CMS. Under the agreement, the funds are returned to us 18 months after the conclusion of the effective period of the CMS Master Agreement, or when all financial obligations to CMS are fulfilled. As of December 31, 2021, there was $0.5 million in the SRS account included in restricted cash on the Condensed Consolidated Balance Sheets related to BPCI-A, all of which was released in the first quarter 2022.

We also withhold a portion of shared savings to customers in a “holding pool” to cover any potential subsequent negative adjustments through CMS’s subsequent reconciliation true-up process. These funds are distributed to customers following the final true-up if there is no negative adjustment. These amounts represent consideration payable to the customer and therefore have reduced revenue in the period earned. The funds have been received by us from CMS and are held in a separate cash account, included as restricted cash on the Condensed Consolidated Balance Sheets. Since the funds are payable to the customer at the point the final CMS true-up is made or a negative adjustment is due to us, the amounts are also included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, there was $1.8 million and $5.2 million of restricted cash in the holding pool, respectively.

In addition, as of March 31, 2022 we hold $0.5 million in a separate cash account, included as restricted cash on the Condensed Consolidated Balance Sheets, in relation to an accountable care organization (“ACO”) owned by Caravan Health. This ACO is part of a risk model under the CMS Medicare Shared Savings Program (“MSSP”) program where it shares in both the savings and losses. The ACO has a master letter of credit with CMS as the recipient where the letter of credit is used as protection against unpaid losses, should the ACO fail to remit payment in the event that losses occur. The letter of credit is collateralized by the ACO members, by either cash remitted or subordinated letters of credit. This restricted cash will only be used if an ACO member fails to remit payment in connection with a subordinated letter of credit.

The following table reconciles cash, cash equivalents, and restricted cash per the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets:

	March 31, 2022	December 31, 2021
	(in millions)
Cash and cash equivalents	$451.3	$678.5
Restricted cash	2.3	5.7
Total cash, cash equivalents, and restricted cash	$453.6	$684.2

Accounts Receivable
Accounts receivable primarily consist of amounts due from customers and CMS and are stated at their net realizable value. Management evaluates all accounts periodically and an allowance is established based on the latest information available to management. Management considers historical realization data, accounts receivable aging trends and other operational trends to estimate the collectability of receivables. After all reasonable attempts to collect a receivable have been exhausted, the receivable is written off against the allowance for doubtful accounts. As of March 31, 2022 and December 31, 2021, we had an allowance for doubtful accounts of $9.7 million and $7.9 million, respectively.

Advertising and Marketing Costs
Advertising and marketing costs are included in selling, general and administrative expenses (“SG&A”) and are expensed as incurred. Advertising and marketing costs totaled $0.2 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.

Accounting for Leases
We lease various property and equipment, with the majority of our leases consisting of real estate leases. Effective January 1, 2022, we adopted ASC Topic 842 Leases (“ASC 842”). Under ASC 842, a lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Our contracts determined to be or contain a lease include explicitly or implicitly identified assets where we have the right to substantially all of the economic benefits of the assets and we have the

Notes to the Condensed Consolidated Financial Statements (unaudited)

ability to direct how and for what purpose the assets are used during the lease term. Leases are classified as either operating or financing. All of our leases meet the criteria to be classified as operating leases. For operating leases, we recognize a lease liability equal to the present value of the remaining lease payments, and a right of use asset equal to the lease liability, subject to certain adjustments, such as prepaid rents, initial direct costs and lease incentives received from the lessor. We use the incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate is the rate of interest that we would have to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment.

Certain of our leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses and certain non-lease components that transfer a distinct service to us, such as common area maintenance services. We have elected not to separate the accounting for lease components and non-lease components for all leased assets.

We sublease portions of our office space where we do not use the entire space for our operations. Sublease income is recorded as a reduction of lease expense.

Recent Accounting Pronouncements

Recently Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842) which requires lessees to recognize leases on the balance sheet by recording a right-of-use asset and lease liability. This guidance is effective for non-public entities for annual reporting periods beginning after December 15, 2021. We adopted this new guidance as of January 1, 2022 and applied the transition option, whereby prior comparative periods will not be retrospectively presented in the consolidated financial statements. We elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and the lessee practical expedient to combine lease and non-lease components for all asset classes. We made a policy election to not recognize right-of-use assets and lease liabilities for short-term leases for all asset classes. See Note 8 Leases.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”) which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. ASU 2021-08 is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. We elected to early adopt this new guidance for interim periods in 2022 beginning with the Caravan Health acquisition on March 1, 2022. We measured the acquired contract assets and liabilities in accordance with Topic 606. See Note 4 Business Combinations.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance (“ASU 2021-10”) which requires annual disclosures that increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. ASU 2021-10 is effective for all entities for fiscal years beginning after December 31, 2021. We adopted this new guidance as of January 1, 2022. There was no material impact on our condensed consolidated financial statements upon adoption.

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

Notes to the Condensed Consolidated Financial Statements (unaudited)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”) which introduced the current expected credit losses methodology for estimating allowances for credit losses. ASU 2016-13 applies to all financial instruments carried at amortized cost and off-balance-sheet credit exposures not accounted for as insurance, including loan commitments, standby letters of credit, and financial guarantees. The new accounting standard does not apply to trading assets, loans held for sale, financial assets for which the fair value option has been elected, or loans and receivables between entities under common control. ASU 2016-13 is effective for non-public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact of this new guidance on our condensed consolidated financial statements.
3.The COVID-19 Pandemic

Our operations in our Home & Community Services segment were significantly affected by the COVID-19 pandemic early in 2020. However, as the COVID-19 pandemic has evolved, we have been able to pivot and flex the volume of virtual IHEs (“vIHEs”) if needed and as a result we have not experienced a material impact to our results of operation in our Home & Community Services segment as a result of the ongoing pandemic since the second quarter of 2020.

Our Episodes of Care Services segment has experienced a prolonged negative impact related to the pandemic. At certain times during the pandemic, governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments, including certain acute and post-acute care services, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with the COVID-19 virus. In addition, the temporary suspension or cancellation of services was put in place to focus limited resources and personnel capacity toward the prevention of, and care for patients with, COVID-19. This resulted in fewer elective procedures and a general reduction in individuals seeking medical care starting at the end of the first quarter of 2020, which contributed to a substantially lower number of episodes being managed in 2020 and 2021. Due to the nature of the BPCI-A program, however, there is a significant lag between when the episodes are initiated and when CMS reconciles those services and we recognize revenue over a 13 month period encompassing both of those points in time. As such, there was no immediate impact to our revenues in early 2020 when the pandemic began. However, the specific impact of the lower volumes on our program size and revenues has resulted in a decline in weighted average program size and savings rates. In addition, in the third quarter of 2020 and in response to the COVID-19 pandemic, CMS announced that all episodes with a COVID-19 diagnosis irrespective of the impact on the outcome of the episode, would be excluded from reconciliation, and this exclusion has extended into 2022, resulting in a negative impact to our program size. We expect this impact on the program size to decrease once the COVID-19 pandemic subsides or CMS removes this rule.

Initially, the reduction in the number of episodes managed was offset by a higher savings rate achieved due to a combination of improved performance by some of our partners as well as certain partners that were underperforming choosing to exclude some or all of their episodes from reconciliation in 2020. However, beginning with the reconciliation results received from CMS during the second quarter of 2021, we saw a negative impact on our savings rate as a result of the COVID-19 pandemic, primarily related to the under-diagnosis of co-morbidities and the use of higher cost next site of care facilities, both of which drove costs higher and in turn, lowered our savings rates.

Due to the passage of time between when we perform our services and the confirmation of results and subsequent cash settlement by CMS, COVID-19 and the aforementioned negative impacts have also negatively impacted our semi-annual cash flows related to the BPCI-A program.

We continue to monitor trends related to COVID-19, including the recent surge in variants, changes in CDC recommendations and their impact on results of operations and financial condition on both of our operating segments.

Notes to the Condensed Consolidated Financial Statements (unaudited)

4.Business Combinations

Caravan Health Acquisition

On February 9, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Caravan Health, Inc., pursuant to which we acquired Caravan Health on March 1, 2022. Caravan Health is a leader in assisting ACOs to excel in population health management and value-based payment programs. The initial purchase price was approximately $250.0 million, subject to certain customary adjustments, and included approximately $190.0 million in cash and approximately $60.0 million in our Class A common stock, comprised of 4,726,134 shares at $12.5993 per share, which represents the volume-weighted average price per share of our common stock for the five trading days ending three business days prior to March 1, 2022. In connection and concurrently with entry into the Merger Agreement, we entered into support agreements with certain shareholders of Caravan Health, pursuant to which such shareholders agreed that, other than according to the terms of its respective support agreement, it will not, subject to certain limited exceptions, transfer, sell or otherwise dispose of any of the Signify shares acquired for a period of up to five years following closing of the merger.

In addition to the initial purchase price, the transaction included contingent additional payments of up to $50.0 million based on certain future performance criteria of Caravan Health, which if conditions are met, may be paid in the second half of 2023. The preliminary fair value of the contingent consideration as of the acquisition date was estimated to be approximately $30.5 million, which was estimated using a Black-Scholes option pricing model. See Note 13 Fair Value Measurements. Therefore, the total purchase consideration of the transaction was determined to be $287.4 million, which consisted of cash consideration, stock consideration, and potential contingent consideration.

We allocated the purchase price to the identifiable net assets acquired, based on the estimated fair values at the date of acquisition. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities was recorded as goodwill. Goodwill represents the value of the acquired assembled workforce and specialized processes and procedures and operating synergies, none of which qualified as separate intangible assets. All of the goodwill was assigned to our Episodes of Care Services segment. None of the goodwill is expected to be deductible for tax purposes.

We estimated the fair value of intangible assets acquired using estimates of future discounted cash flows to be generated by the business over the expected duration of those cash flows. We based the estimated cash flows on projections of future revenue, operating expenses, capital expenditures, working capital needs and tax rates. We estimated the duration of the cash flows based on the projected useful lives of the assets acquired. The discount rate was determined based on specific business risk, cost of capital and other factors.

Notes to the Condensed Consolidated Financial Statements (unaudited)

The purchase price allocation is preliminary and subject to change up to one year after the date of acquisition and could result in changes to the amounts recorded below. The preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of the acquisition was as follows:

Cash	$6.8
Restricted cash	0.5
Accounts receivable	1.6
Contract assets	9.1
Prepaid expenses and other current assets	1.7
Property and equipment	0.3
Intangible assets	93.9
Other assets	0.1
Total identifiable assets acquired	114.0
Accounts payable and accrued liabilities	2.9
Other current liabilities	0.6
Deferred tax liabilities	22.4
Total liabilities assumed	25.9
Net identifiable assets acquired	88.1
Goodwill	199.3
Total of assets acquired and liabilities assumed	$287.4

The $93.9 million of acquired intangible assets consists of customer relationships of $69.8 million (10-year useful life), acquired technology of $23.4 million (5-year useful life) and a tradename of $0.7 million (3-year useful life).

The acquisition was not material to our Condensed Consolidated Statements of Operations. Therefore, pro forma results of operations related to this acquisition have not been presented. The financial results of Caravan Health have been included in our Condensed Consolidated Financial Statements since the date of the acquisition.
5.Variable Interest Entities

We consolidate our affiliates when we are the primary beneficiary. The primary beneficiary of a VIE is the party that has both the decision-making authority to direct the activities that most significantly impact the VIE’s economic performance and the right to absorb losses or receive benefits that could potentially be significant to the VIE.

Consolidated VIEs at March 31, 2022 and December 31, 2021 include seven physician practices that require an individual physician to legally own the equity interests as certain state laws and regulations prohibit non-physician owned business entities from practicing medicine or employing licensed healthcare providers. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the losses from and direct activities of these operations. As a result, these VIEs are consolidated and any non-controlling interest is not presented. Recourse of creditors to these VIEs is limited to the assets of the VIE entities, which totaled $31.3 million and $25.2 million at March 31, 2022 and December 31, 2021, respectively.

Notes to the Condensed Consolidated Financial Statements (unaudited)

The carrying amount and classification of the VIEs’ assets and liabilities included in the Condensed Consolidated Balance Sheets, net of intercompany amounts, are as follows:

	March 31, 2022	December 31, 2021
	(in millions)
ASSETS
Current assets
Cash and cash equivalents	$12.0	$10.6
Accounts receivable, net	19.3	14.6
Total current assets	31.3	25.2

Total assets	$31.3	$25.2

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$—	$3.4
Contract liabilities	0.5	—
Other current liabilities	1.1	—
Total current liabilities	1.6	3.4

Total liabilities	1.6	3.4

Company capital	37.9	29.3
Accumulated deficit	(8.2)	(7.5)
Total equity	29.7	21.8

Total liabilities and equity	$31.3	$25.2

As of March 31, 2022, Caravan Health is the sole member of four ACOs, which we have determined are VIEs. CMS offers an MSSP to ACOs, where the goal of the program is to reward the ACO participants when specific quality metrics are met and expenditures are lowered. The MSSPs have different risk models where the ACOs can either share in both savings and losses or share in only the savings. The governance structure of the VIEs does not provide Caravan Health with the ultimate decision-making authority to direct the activities that most significantly impact the VIEs’ economic performance. Based on these ACOs’ operating agreements, the power to direct the VIEs’ operations is shared among the entities that make up the ACO Board of Directors, which is required to consist of at least 75% ACO participants (hospitals, clinics, etc.). As such, we have determined we are not the primary beneficiary of these VIEs, and therefore we do not consolidate the results of these entities.

Caravan Health is ultimately liable for losses incurred by one out of the four ACOs owned by them. As of March 31, 2022 there was $0.5 million included in restricted cash on our Condensed Consolidated Balance Sheets which relates to this VIE. The ACO has a master letter of credit with CMS as the recipient where the letter of credit is used as protection against unpaid losses, should the ACO fail to remit payment in the event that losses occur. The letter of credit is collateralized by the ACO members, by either cash remitted or subordinated letters of credit. This restricted cash will only be used if an ACO member fails to remit payment in connection with a subordinated letter of credit.

Two of the four VIEs are ACOs that are not part of an MSSP risk model where the losses are shared and the remaining VIE has a guarantor that has taken full responsibility of indebtedness of the ACO, and therefore, Caravan Health is not liable for its losses.

Notes to the Condensed Consolidated Financial Statements (unaudited)

During the three months ended March 31, 2022, we did not make any contributions to the unconsolidated VIEs for losses incurred. Our maximum exposure to loss as a result of our involvement in these unconsolidated VIEs cannot be reasonably estimated as of March 31, 2022, as the shared losses are dependent on a number of variable factors, including estimates of patient attribution, expenditure data, benchmark data, inflation factors and CMS quality reporting. Losses incurred, if any, are determined once updated CMS reporting is provided, which is expected to be available in the third quarter of 2022. Under the provisions of the MSSP program, once a minimum shared loss rate of 2% is exceeded, losses are calculated at a rate of 1 minus the final sharing rate, with a minimum shared loss rate of 40% and a maximum shared loss rate of 75%, not to exceed 15% of the updated benchmark. Our current ACO contracts indicate that we will bear the risk beyond the first 1% of potential losses not to exceed the MSSP maximum of 15%.
6.Revenue Recognition

Disaggregation of Revenue
We earn revenue from our two operating segments, Home & Community Services and Episodes of Care Services, under contracts that contain various fee structures. Through our Home & Community Services segment, we offer health evaluations performed either within the patient’s home, virtually or at a healthcare provider facility, primarily to Medicare Advantage health plans (and to some extent, Medicaid). Additionally, we offer certain diagnostic screening and other ancillary services, and through our Signify Community solution, we offer access to services to address healthcare concerns related to social determinants of health. Through our Episodes of Care Services segment, we primarily provide services designed to improve the quality and efficiency of healthcare delivery by developing and managing episodic payment programs in partnership with healthcare providers, primarily under the BPCI-A program with CMS. We also provide ACO services through our Caravan Health subsidiary, acquired in March 2022. Additionally, we provide certain complex care management services. All of our revenue is generated in the United States.

We are dependent on a concentrated number of payors and provider partners with whom we contract to provide our services, See Note 22 Concentrations.

The following table summarizes disaggregated revenue from contracts with customers by source of revenue, which we believe best presents the nature, amount and timing of revenue.

	Three months ended March 31,
	2022	2021
	(in millions)
Evaluations	$186.2	$150.3
Other	0.7	2.1
Home & Community Services Total Revenue	186.9	152.4
Episodes	24.1	25.4
Other	5.5	2.2
Episodes of Care Services Total Revenue	29.6	27.6
Consolidated Revenue Total	$216.5	$180.0

Notes to the Condensed Consolidated Financial Statements (unaudited)

Performance Obligations

Episodes of Care Services

There have been no material changes to our revenue recognition and estimates, other than as described below related to the acquisition of Caravan Health. Caravan Health enters into contracts with customers to provide multiple services around the management of the ACO model. These include, but are not limited to, population health software, analytics, practice improvement, compliance, marketing, governance, surveys and licensing. The overall objective of the services provided is to help the customer receive shared savings from CMS. Caravan Health enters into arrangements with customers wherein we receive a contracted percentage of each customer’s portion of shared savings if earned. We recognize shared savings revenue as performance obligations are satisfied over time, commensurate with the recurring ACO services provided to the customer over a 12-month calendar year period. The shared savings transaction price is variable, and therefore, we estimate an amount we expect to receive for each 12-month calendar year performance obligation period.

In order to estimate this variable consideration, management initially uses estimates of historical performance of the ACOs. We consider inputs such as attributed patients, expenditures, benchmarks and inflation factors. We adjust our estimates at the end of each reporting period to the extent new information indicates a change is needed. We apply a constraint to the variable consideration estimate in circumstances where we believe the data received is incomplete or inconsistent, so as not to have the estimates result in a significant revenue reversal in future periods. Although our estimates are based on the information available to us at each reporting date, new and material information may cause actual revenue earned to differ from the estimates recorded each period. These include, among others, Hierarchical Conditional Category (“HCC”) coding information, quarterly reports from CMS, unexpected changes in attributed patients and other limitations of the program beyond our control. We receive final reconciliations from CMS and collect the cash related to shared savings earned annually in the third or fourth quarter of each year for the preceding calendar year.

The remaining sources of Caravan Health revenue in our Episodes of Care Services segment are recognized over time when, or as, the performance obligations are satisfied and are primarily based on a fixed fee or per member per month fee. Therefore, they do not require significant estimates and assumptions by management.

Related Balance Sheet Accounts
The following table provides information about accounts included on the Condensed Consolidated Balance Sheets.

	March 31, 2022			December 31, 2021
	Episodes of Care Services	Home & Community Services	Total	Episodes of Care Services	Home & Community Services	Total
	(in millions)
Assets
Accounts receivable, net (1)	$39.8	$180.9	$220.7	$100.1	$117.1	$217.2
Contract assets (2)	$128.1	$4.4	$132.5	$82.8	$1.5	$84.3
Liabilities
Shared savings payable (3)	$37.4	$—	$37.4	$63.4	$—	$63.4
Contract liabilities (4)	$39.2	$4.8	$44.0	$27.8	$5.1	$32.9
Deferred revenue (5)	$1.0	$1.6	$2.6	$0.1	$3.5	$3.6

(1)Accounts receivable, net for Episodes of Care Services included $1.6 million due from CMS as of March 31, 2022 primarily related to amounts not yet collected for the fifth reconciliation period of the BPCI-A program. As of December 31, 2021, accounts receivable, net for Episodes of Care Services included $56.2 million due from CMS primarily related to the fifth reconciliation period of the BPCI-A program. Accounts receivable, net for Home & Community Services included $51.1 million and $3.7 million in amounts not yet billed to customers, as of March 31, 2022 and December 31, 2021, respectively. The remaining amount

Notes to the Condensed Consolidated Financial Statements (unaudited)

of accounts receivable for both Episodes of Care Services and Home & Community Services represent amounts to be received from customers. Home & Community Services accounts receivable as of March 31, 2022 reflected strong IHE volume in the first quarter and a higher mix of in-person IHEs compared to vIHEs.
(2)Contract assets primarily represent management’s estimate of amounts we expect to receive under the BPCI-A program related to the next two reconciliation periods. As of March 31, 2022, contract assets covered episodes of care commencing in the period from April 2021 through March 2022. Estimates for program size and savings rate are based on information available as of the date of the financial statements. We record an estimate of revenue related to these performance obligations over the 13-month period starting in the period the related episodes of care commence and through the estimated receipt of the semi-annual CMS reconciliation file. Any changes to these estimates based on new information will be recorded in the period such information is received. Total savings generated and revenue earned for the episodes of care in which a component of the contract asset recorded as of March 31, 2022 relates to, will be included in the semi-annual reconciliation expected from CMS during the second quarter of 2022. Contract assets for Episodes of Care Services segment also included $10.5 million related to estimated shared savings under the Caravan Health ACO services programs. Contract assets in the Home & Community Services segment of $4.4 million as of March 31, 2022 represent management’s estimate of amounts to be received from clients as a result of certain service levels being achieved during the contractual period.
(3)Total shared savings payable is included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets. Shared savings payable for Episodes of Care Services included $23.9 million due to CMS as of December 31, 2021, all of which was settled with CMS in the first quarter of 2022. Shared savings payable included $35.6 million as of March 31, 2022 primarily related to the fifth reconciliation received in December 2021, which is expected to be paid to customers related to their portion of savings earned under the BPCI-A program. Additionally, there is $1.8 million included in shared savings payable at March 31, 2022, which represents amounts withheld from customers under the BPCI-A program based on contractual withholding percentages. This amount has been received by us from CMS and is held as restricted cash. We expect to remit these amounts to customers at the conclusion of the program, at which time both restricted cash and the liability will be reduced.
(4)Contract liabilities in our Episodes of Care Services segment represent management’s estimate of savings amounts we expect to share with our customers based on contractual shared savings percentages related to the amounts we expect to be entitled to receive under the BPCI-A program for the next two reconciliation periods. As of March 31, 2022, contract liabilities of $39.2 million cover episodes of care commencing in the period from April 2021 through March 2022. These amounts offset the gross amount we expect to receive for the same period included in contract assets as of March 31, 2022. Contract liabilities in the Home & Community Services segment of $4.8 million as of March 31, 2022 represent management’s estimate of potential refund liabilities due to certain clients as a result of certain service levels not being achieved during the contractual periods primarily due to COVID-19.
(5)Deferred revenue is included in other current liabilities on the Condensed Consolidated Balance Sheets and primarily relates to advance payments received from certain customers.

The table below summarizes the activity recorded in the contract asset and liability accounts for the periods presented.

	Three months ended March 31,
Contract Assets	2022	2021
	(in millions)
Balance at beginning of period	$84.3	$27.8
Acquired in Caravan Health Acquisition	9.1	—
Estimated revenue recognized related to performance obligations satisfied at a point-in-time	2.9	—
Estimated revenue recognized related to performance obligations satisfied over time	36.2	33.5
Balance at end of period	$132.5	$61.3

Notes to the Condensed Consolidated Financial Statements (unaudited)

	Three months ended March 31,
Contract Liabilities	2022	2021
	(in millions)
Balance at beginning of period	$32.9	$6.2
Payments made to customer	—	(0.6)
Estimated amounts due to customer related to performance obligations satisfied at a point-in-time	(0.3)	1.1
Estimated amounts due to customer related to performance obligations satisfied over time	11.4	14.1
Balance at end of period	$44.0	$20.8

	Three months ended March 31,
Deferred Revenue	2022	2021
	(in millions)
Balance at beginning of period	$3.6	$3.8
Acquired in Caravan Health Acquisition	0.5	—
Payments received from customers	0.6	7.5
Revenue recognized upon completion of performance obligation	(2.1)	(4.3)
Balance at end of period	$2.6	$7.0

	Three months ended March 31,
Shared Savings Payable	2022	2021
	(in millions)
Balance at beginning of period	$63.4	$80.8
Amounts paid to customer and/or CMS	(67.8)	(22.0)
Amounts due to customer upon completion of performance obligation	41.8	15.6
Balance at end of period	$37.4	$74.4
7.Property and Equipment

Property and equipment, net were as follows as of each of the dates presented:

	March 31, 2022	December 31, 2021
	(in millions)
Computer equipment	$23.7	$22.0
Leasehold improvements	18.6	18.5
Furniture and fixtures	6.7	6.5
Software	2.4	2.5
Projects in progress	0.5	0.7
Property and equipment, gross	51.9	50.2
Less: Accumulated depreciation and amortization	(28.5)	(26.5)
Property and equipment, net	$23.4	$23.7

Depreciation and amortization expense for property and equipment, inclusive of amounts subsequently written off or disposed from accumulated depreciation, was $2.2 million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively. There was no impairment of property and equipment during the three months ended March 31, 2022 or 2021.

Notes to the Condensed Consolidated Financial Statements (unaudited)

8.Leases

New Lease Guidance Adoption and Practical Expedients

We adopted ASC 842 as of January 1, 2022 using the optional transition method. Therefore, we did not restate comparative periods. Under this transition provision, we applied the legacy leases guidance, including its disclosure requirements, for the comparative periods presented.

ASC 842 includes practical expedient and policy election choices. We have elected the practical expedient transition package available in ASC Topic 842 and, as a result, did not reassess the lease classification of existing contracts or leases or the initial direct costs associated with existing leases. We made an accounting policy election not to recognize right of use assets and lease liabilities for leases with a lease term of 12 months or less, including renewal options that are reasonably certain to be exercised, that also do not include an option to purchase the underlying asset that is reasonably certain of exercise. Instead, lease payments for these leases are recognized as lease expense on a straight-line basis over the lease term. We did not elect the hindsight practical expedient, and therefore we did not reassess our historical conclusions with regards to whether renewal option periods should be included in the terms of our leases.

Upon adoption on January 1, 2022, we recognized right-of-use assets and lease liabilities for operating leases of $23.0 million and $35.6 million, respectively. The difference between the right-of-use asset and lease liability primarily represents the net book value of deferred rent and tenant improvement allowances recognized as of December 31, 2021, which was adjusted against the right-of-use asset upon adoption.

In addition, there was $0.4 million recorded as a reduction of retained earnings upon adoption. This primarily related to an asset that we ceased using prior to the adoption of ASC 842 and do not have the intent and ability to sublease since the remaining lease term is less than one year. We recognized a lease liability equal to the present value of the remaining lease payments under the contract; however, we did not recognize a corresponding right-of-use asset. The previously recognized cease-use liability as of December 31, 2021 was recognized as a reduction to the carrying amount of the right-of-use asset. As the cease-use liability balance was less than the carrying amount of the right-of-use asset, the remaining portion of the right-of-use asset not offset by the cease-use liability was written off as an adjustment to retained earnings since the cease-use date of the asset occurred prior to adoption.

The following is a summary of the impact of ASC 842 adoption on our Condensed Consolidated Balance Sheet:

	December 31, 2021	ASC 842 Adjustments	January 1, 2022
	(in millions)
Assets
Operating lease right-of-use assets	$—	$23.0	$23.0
Liabilities
Current portion of operating lease liabilities	—	8.5	8.5
Operating lease liability, net of current portion	—	27.1	27.1
Deferred rent and tenant improvement allowances	12.2	(12.2)	—
Retained Earnings	19.7	(0.4)	19.3

Notes to the Condensed Consolidated Financial Statements (unaudited)

Right-of-use Assets and Lease Liabilities

The following table presents our operating lease right-of-use assets and lease liabilities as of March 31, 2022. Current lease liabilities are included in other current liabilities on the Condensed Consolidated Balance Sheets.

March 31, 2022
(in millions)
Operating lease right-of-use assets	$21.3

Current portion of operating lease liabilities	8.1
Non-current operating lease liabilities	25.2
Total Lease Liabilities	$33.3

For the three months ended March 31, 2022, cash paid for amounts included in the measurement of operating lease liabilities was $2.7 million.

Our operating lease expense is recorded as a component of SG&A in our Condensed Consolidated Statements of Operations. The components of lease expense for the three months ended March 31, 2022 were as follows:

Three months ended
March 31, 2022
(in millions)
Operating lease cost	$2.1
Variable lease cost	0.7
Sublease income	(0.7)
Total Lease Cost(1)	$2.1
(1) Excludes short-term lease expense, which is not material

The following table presents the weighted average remaining lease term and discount rate of our operating leases as of March 31, 2022:

Weighted Average Lease Term (Years)	5.8
Weighted Average Discount Rate	4.6%

We enter into contracts to lease office space and equipment with terms that expire at various dates through 2030. The lease term at the lease commencement date is determined based on the non-cancellable period for which we have the right to use the underlying asset, together with any periods covered by an option to extend the lease if we are reasonably certain to exercise that option, periods covered by an option to terminate the lease if we are reasonably certain not to exercise that option, and periods covered by an option to extend (or not to terminate) the lease in which the exercise of the option is controlled by the lessor. We considered a number of factors when evaluating whether the options in our lease contracts were reasonably certain of exercise, such as length of time before option exercise, expected value of the leased asset at the end of the initial lease term, importance of the lease to overall operations, costs to negotiate a new lease, and any contractual or economic penalties.

Notes to the Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2022, maturities of our operating lease liabilities are as follows:

Remainder of 2022	$7.2
2023	8.3
2024	4.8
2025	4.1
2026	3.4
Thereafter	10.6
Total lease payments	38.4
Less: imputed interest	(5.1)
Present value of operating lease liabilities	$33.3

Effective October 1, 2021, we entered into a lease agreement for a facility in Oklahoma City, OK. The lease term is 7.25 years, with two 5-year options to renew, and total lease payments are expected to be approximately $4.2 million. The lessor and its agents are currently building this retail space and the lease is expected to commence once the construction of the asset has been completed. We expect commencement in the second quarter of 2022. As the lease has not yet commenced, it is not included in the right-of-use asset or lease liabilities recorded as of March 31, 2022. In addition, we entered into a lease agreement for a facility in New York, NY which is expected to commence February 1, 2024, once our current lease for this facility expires on January 31, 2024. The lease term is 5.75 years, with one 5-year option to renew, and total lease payments are expected to be approximately $22.7 million.

Disclosures Related to Periods Prior to Adoption of ASC 842

As of December 31, 2021, future minimum lease payments under non-cancellable operating leases were as follows:

2022	$10.2
2023	8.7
2024	6.1
2025	9.3
2026	8.6
Thereafter	21.5
$64.4
9.Intangible Assets

Intangible assets were as follows as of each of the dates presented:

		March 31, 2022			December 31, 2021
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated amortization	Net Carrying Value	Gross Carrying Amount	Accumulated amortization	Net Carrying Value
		(in millions)
Customer relationships	3 - 20	$600.3	$(137.7)	$462.6	$530.5	$(129.1)	$401.4
Acquired and capitalized software	3 - 6	164.5	(87.6)	76.9	134.3	(80.4)	53.9
Tradename	3	0.7	—	0.7	—	—	—
Total		$765.5	$(225.3)	$540.2	$664.8	$(209.5)	$455.3

Notes to the Condensed Consolidated Financial Statements (unaudited)

We capitalized $6.8 million and $5.7 million of internally-developed software costs for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, we acquired $93.9 million of intangible assets in connection with the acquisition of Caravan Health (see Note 4. Business Combinations), which included preliminary values for customer relationships of $69.8 million (10-year useful life), acquired technology of $23.4 million (5-year useful life) and a tradename of $0.7 million (3-year useful life).

There was no impairment of intangible assets for the three months ended March 31, 2022 or 2021.

Amortization expense for intangible assets, inclusive of amounts subsequently written off from accumulated amortization, was $15.8 million and $14.7 million for the three months ended March 31, 2022 and 2021, respectively. Expected amortization expense as of March 31, 2022 related to intangible assets, including internal-use software development costs, was as follows:

(in millions)
Remainder of 2022	$53.4
2023	65.4
2024	50.6
2025	43.8
2026	43.1
Thereafter	283.9
$540.2
10.Goodwill
The change in the carrying amount of goodwill for each reporting unit is as follows:

	Home & Community Services	Episodes of Care Services	Total
	(in millions)
Balance at December 31, 2021	$170.4	$426.7	$597.1
Business combinations	—	199.3	199.3
Balance at March 31, 2022	$170.4	$626.0	$796.4

There was no impairment related to goodwill during the three months ended March 31, 2022 or 2021.
11.Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2022	2021
	(in millions)
Shared savings payable	$37.4	$63.4
Accrued payroll and payroll-related expenses	28.6	46.5
Other accrued expenses	25.2	19.6
Accrued income taxes	7.8	1.6
Accounts payable	6.5	5.6
Total accounts payable and accrued liabilities	$105.5	$136.7

Notes to the Condensed Consolidated Financial Statements (unaudited)

12.Long-Term Debt

Long-term debt was as follows:

	March 31,	December 31,
	2022	2021
	(in millions)
Revolving Facility	$—	$—
2021 Term Loan	348.3	349.1
Total debt	348.3	349.1
Unamortized debt issuance costs	(5.8)	(6.0)
Unamortized discount on debt	(4.5)	(4.7)
Total debt, net	338.0	338.4
Less current maturities	(3.5)	(3.5)
Total long-term debt	$334.5	$334.9

As of March 31, 2022 and December 31, 2021, the effective interest rate on the 2021 Term Loan borrowings was 4.26% and 3.75%, respectively.

The 2021 Credit Agreement is secured by substantially all of the assets of Signify and its subsidiaries. The 2021 Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and events of default. Negative covenants include, among others (and in each case subject to certain exceptions), limitations on incurrence of liens by Signify and its restricted subsidiaries, limitations on incurrence of indebtedness by Signify and its restricted subsidiaries, limitations on making dividends and other distributions, limitations on engaging in asset sales, limitation on making investments, limitations on engaging in transactions with affiliates. As a result of these restrictions, substantially all of the subsidiary net assets are deemed restricted as of December 31, 2021. Additionally, the 2021 Credit Agreement includes a requirement that the consolidated first lien net leverage ratio (as defined in the 2021 Credit Agreement) as of the end of any fiscal quarter is not greater than 4.50 to 1.00 if on the last day of such fiscal quarter the Revolving Facility and letters of credit outstanding exceeds 35% of the total amount of Revolving Facility commitments at such time. As of March 31, 2022, we were in compliance with all financial covenants.

We currently have no borrowings outstanding under the Revolving Facility. As of March 31, 2022, we had $172.8 million available borrowing capacity under the Revolving Facility, as the borrowing capacity is reduced by outstanding letters of credit.
The aggregate principal maturities of long-term debt due subsequent to March 31, 2022 are as follows:

(in millions)
Remainder of 2022	$2.6
2023	3.5
2024	3.5
2025	3.5
2026	3.5
Thereafter	331.7
$348.3

Notes to the Condensed Consolidated Financial Statements (unaudited)

13.Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis were as follows:

		March 31, 2022
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
		(in millions)
Cash equivalents	Money market funds	$200.0	$—	$—	$200.0
Customer EAR liability	Customer equity appreciation rights	—	—	82.7	82.7
Customer EAR liability	EAR letter agreement	—	—	1.3	1.3
Contingent consideration	Consideration due to sellers	—	—	30.6	30.6
		December 31, 2021
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
		(in millions)
Cash equivalents	Money market funds	$400.1	$—	$—	$400.1
Customer EAR liability	Customer equity appreciation rights	—	—	48.6	48.6
Contingent consideration	Consideration due to sellers	—	—	—	—

There were no transfers between Level 1 and Level 2, or into or out of Level 3, during the three months ended March 31, 2022 or 2021.

Fair value of assets measured on a non-recurring basis include intangible assets when there is an impairment triggering event. See Note 8 Intangible Assets.

The changes in Level 3 liabilities measured at fair value on a recurring basis were as follows:

Contingent Consideration

	Three months ended March 31,
	2022	2021
	(in millions)
Beginning of period	$—	$15.2
Payment of contingent consideration	—	—
Initial measurement of contingent consideration due to sellers	30.5	—
Remeasurement of contingent consideration included in selling, general and administrative expense	0.1	0.2
Balance at end of period	$30.6	$15.4

Notes to the Condensed Consolidated Financial Statements (unaudited)

Customer equity appreciation rights

	Three months ended March 31,
	2022	2021
	(in millions)
Beginning of period	$48.6	$21.6
Grant date fair value estimate recorded as reduction to revenue	4.9	4.9
Grant date fair value estimate of EAR letter agreement recorded as reduction to revenue	1.6	—
Remeasurement of fair value of customer EAR agreements included in other expense (income), net	29.2	56.8
Remeasurement of fair value of EAR letter agreement, included in other expense (income), net	(0.3)	—
Balance at end of period	$84.0	$83.3

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows as of March 31, 2022:

	Fair Value (in millions)	Valuation Technique	Significant Unobservable Inputs	Assumption
Customer equity appreciation rights	$82.7	Monte Carlo	Volatility	55.0%
			Dividend yield	0%
			Risk-free rate	2.43%
			Expected term (years)	3.25

EAR Letter Agreement	$1.3	Monte Carlo	Volatility	55.0%
			Dividend yield	0%
			Risk-free rate	2.43%
			Expected term (years)	3.25

Consideration due to sellers	$30.6	Black-Scholes	Volatility	13.5%
			Discount Rate	2.30%
			Risk Free Rate	0.51%
			Credit Spread	4.90%
			Expected term (years)	1.58

Consideration due to sellers	$—	Discounted approach	Discount Rate	5.0%

Fair value of the contingent consideration related to the Caravan Health acquisition (see Note 4. Business Combinations) was measured using the Black-Scholes option pricing model, which uses certain assumptions to estimate the fair value, including long-term financial forecasts, expected term until payout, volatility, discount rate, credit spread, and risk-free rate. The expected volatility and discount rate as of the acquisition date were calculated using comparable peer companies, adjusted for Caravan Health’s operational leverage. The risk-free interest rate is based on the U.S. Treasury rates that are commensurate with the term of the contingent consideration. As of March 31, 2022, the amount recognized for the contingent consideration arrangement, the range of outcomes, and the assumptions used to develop the estimates did not change compared to those used to estimate Caravan Health’s initial fair value.

Notes to the Condensed Consolidated Financial Statements (unaudited)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows as of December 31, 2021:

	Fair Value (in millions)	Valuation Technique	Significant Unobservable Inputs	Assumption
Customer equity appreciation rights	$48.6	Monte Carlo	Volatility	50.0%
			Dividend yield	0%
			Risk-free rate	1.05%
			Expected term (years)	3.5

	Fair Value (in millions)	Valuation Technique	Significant Unobservable Inputs	Discount Rate
Consideration due to sellers	$—	Discounted approach	Discount Rate	5.0%

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
14.Shareholders’ Equity

See Note 1 Nature of Operations for details of the Reorganization Transactions effective in February 2021 in connection with our IPO.

Initial Public Offering
On February 16, 2021, Signify Health closed an IPO of 27,025,000 shares of its Class A common stock at a public offering price of $24 per share, which included 3,525,000 shares issued pursuant to the full exercise of the underwriters’ over-allotment option. Signify Health received gross proceeds of $648.6 million, which resulted in net cash proceeds of $609.7 million after deducting underwriting discounts and commissions of $38.9 million and before fees and expenses incurred in connection with the IPO incurred and paid for by Cure TopCo. Signify Health used the proceeds to purchase newly-issued membership interests from Cure TopCo at a price per interest equal to the IPO price of its Class A common stock, net of the underwriting discounts and commissions.

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

Notes to the Condensed Consolidated Financial Statements (unaudited)

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
15.Noncontrolling Interest

We are the sole manager of Cure TopCo and, as a result of this control, and because we have a substantial financial interest in Cure TopCo, we consolidate the financial results of Cure TopCo into our Condensed Consolidated Financial Statements. The contingently redeemable noncontrolling interest represents the economic interests of Cure TopCo held by the holders of LLC Units other than the membership units held by us. Income or loss is attributed to

Notes to the Condensed Consolidated Financial Statements (unaudited)

the noncontrolling interests based on the relative percentages of LLC Units held by us and the other holders of LLC Units during the period. As such, future redemptions or direct exchanges of LLC Units will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interests and increase or decrease additional paid-in capital in the Condensed Consolidated Balance Sheets.

The following table summarizes the ownership interests in Cure TopCo as of March 31, 2022:

	LLC Units	Ownership Percentage
Number of LLC Units held by Signify Health, Inc.	176,232,513	75.5%
Number of LLC Units held by noncontrolling interests	57,313,051	24.5%
Total LLC Units outstanding	233,545,564	100.0%

LLC Units held by the Continuing Pre-IPO LLC Members are redeemable or exchangeable for, at our election and with appropriate approvals, newly issued shares of Class A common stock on a one-for-one basis or a cash payment in accordance with the terms of the Cure TopCo LLCA.

During the three months ended March 31, 2022, 18,076 LLC units were exchanged by Continuing Pre-IPO LLC Members, and shares of Class A common stock were issued on a one-for-one basis.
16.Equity-Based Compensation
On March 1, 2022, our Board of Directors approved amendments to certain outstanding equity award agreements subject to performance-based vesting criteria. The equity awards were amended with an effective date of March 7, 2022, and include 3,572,469 outstanding LLC Incentive Units and 817,081 outstanding stock options. The amendments added an alternative two-year service-vesting condition to the performance-vesting criteria, which, through the effective date of the amendment, were considered not probable of occurring and therefore we had not previously recorded any expense related to these awards. The amended equity awards will now vest based on the satisfaction of the earlier to occur of 1) a two year service condition, with 50% vesting in each of March 2023 and March 2024 or 2) the achievement of the original performance vesting criteria. As a result of this amendment, which results in vesting that is considered probable of occurring, we began to record equity-based compensation expense for these amended equity awards in March 2022. The equity-based compensation expense related to these amended awards is based on the fair value as of the effective date of the amended equity awards and will be recorded over the two year service period.
2021 Long-Term Incentive Plan
In January 2021, our Board of Directors adopted the 2021 Long-Term Incentive Plan (the “2021 LTIP”) which became effective in connection with the IPO and provides for the grant of equity-based awards to employees, consultants, service providers and non-employee directors. At inception, there were 16,556,298 shares of Class A common stock available for issuance under the 2021 LTIP. The share pool will be increased on the first day of each year by the least of (i) 14,191,113 shares of Class A common stock, (ii) 3% of the aggregate number of shares of Class A common stock and shares of Class B common stock outstanding (on a fully diluted basis) on the last day of the immediately preceding fiscal year and (iii) an amount determined by the Board of Directors. Any shares underlying substitute awards, shares remaining available for grant under a plan of an acquired company and awards (including pre-IPO awards (as defined in the 2021 LTIP)) that are forfeited, cancelled, expired, terminated or are otherwise lapsed, in whole or in part, or are settled in cash or withheld in respect of taxes, will become available for future grants under the 2021 LTIP. As of December 31, 2021 the total number of shares available for future issuance under the 2021 LTIP was 15,246,831. On January 1, 2022, the share pool was increased by 3% of the aggregate number of Class A common stock and Class B common stock outstanding, or 7,255,410 shares of Class A common stock pursuant to the automatic increase provision described herein.

Notes to the Condensed Consolidated Financial Statements (unaudited)

Stock Options
The total fair value on March 7, 2022, the amendment effective date, based on a Black-Scholes value of $8.49, for the March 2022 amended stock options as described above, was $6.9 million, of which we recorded $0.2 million during the three months ended March 31, 2022. Subsequent to these amendments, there are no longer any stock options outstanding that are subject only to performance-based vesting conditions that are not probable of occurring.
The following is a summary of stock option activity for awards subject to time-based vesting for the three months ended March 31, 2022:

	Outstanding Options	Weighted average exercise price per share
Outstanding at December 31, 2021	4,926,357	$9.98
Granted	4,375,060	$14.72
Converted to time-based vesting	817,081	$8.46
Forfeited	(201,710)	$16.65
Exercised	(407,287)	$3.86
Expired	(1,295)	$7.39
Outstanding at March 31, 2022	9,508,206	$12.15

Restricted Stock Units (“RSUs”)

A summary of restricted stock unit activity for the period presented is as follows:

	Restricted Stock Units	Weighted Avg. Grant Date FMV
Outstanding at December 31, 2021	602,745	$18.37
Granted	2,936,040	$14.13
Vested	(57,822)	$23.84
Forfeited	(66,725)	$16.77
Outstanding at March 31, 2022	3,414,238	$14.66

Stock-based compensation expense

During the three months ended March 31, 2022, we recognized $3.1 million and $0.2 million, of equity-based compensation expense included in SG&A expense and Service expense, respectively, on the Condensed Consolidated Statements of Operations related to stock options and RSUs. During the three months ended March 31, 2021, we recognized $1.1 million of equity-based compensation expense included in SG&A expense on the Condensed Consolidated Statements of Operations related to stock options and RSUs.

As of March 31, 2022, we had total unrecognized compensation expense of $89.8 million related to 9,914,736 unvested time-based stock options and RSUs which we expect to recognize over a weighted average period of 1.9 years.

Notes to the Condensed Consolidated Financial Statements (unaudited)

Employee Stock Purchase Plan

During the three months ended March 31, 2022, we recognized $0.1 million of equity-based compensation expense included in SG&A expense on the Condensed Consolidated Statements of Operations related to the ESPP.

LLC Incentive Units
The total fair value on the amendment date for the March 2022 amended LLC Incentive Units as described above was based on the closing stock price on the amendment date of $14.19, resulting in total fair value of $50.7 million, of which we recorded $1.7 million in equity-based compensation expense during the three months ended March 31, 2022.
As of March 31, 2022, 6,941,723 of the outstanding LLC units are unvested. This includes 2,279,916 that were not amended and remain subject to performance-based vesting criteria which were not probable of occurring as of March 31, 2022.

In addition to the expense noted above related to those awards amended in March 2022, during the three months ended March 31, 2022 and 2021, we recognized $1.3 million and $1.4 million, respectively, of equity-based compensation expense related to LLC Units included in SG&A expense on the Condensed Consolidated Statements of Operations, respectively.

As of March 31, 2022, there was $53.0 million of total unrecognized compensation expense related to unvested time-based Incentive Units expected to be recognized over a weighted average period of 1.0 year. Additionally, there was approximately $4.3 million of unrecognized compensation expense related to Incentive Units with performance-based vesting, in which the vesting conditions were not probable of occurring as of March 31, 2022.
17.Loss Per Share

Basic loss per share of Class A common stock is computed by dividing net loss attributable to Signify Health by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted loss per share of Class A common stock is computed by dividing net loss attributable to Signify Health by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock for the three months ended March 31, 2022 and 2021. The basic and diluted loss per share for the three months ended March 31, 2021 only includes the period from February 12, 2021 to March 31, 2021, which represents the period wherein we had outstanding Class A common stock.

	Three months ended March 31,
	2022	2021
	(in millions)
Net loss	$(16.3)	$(51.7)
Less: Net loss attributable to pre-Reorganization Transactions	—	(17.2)
Less: Net loss attributable to the noncontrolling interest	(5.4)	(11.3)
Net loss attributable to Signify Health, Inc.	$(10.9)	$(23.2)

Weighted average shares of Class A common stock outstanding - Basic	172,761,665	165,486,015

Earnings (loss) per share of Class A common stock - Basic	$(0.06)	$(0.14)
Earnings (loss) per share of Class A common stock - Diluted	$(0.06)	$(0.14)

Shares of Class B common stock do not participate in our earnings or losses and are therefore not participating securities. As such, separate presentation of basic and diluted loss per share of Class B common stock under the two-class method has not been presented. Shares of our Class B common stock and the corresponding LLC Units are, however, considered potentially dilutive shares of Class A common stock. LLC Units of Cure TopCo participate in the earnings of Cure TopCo and therefore, our portion of Cure TopCo’s earnings (loss) per share has been included in the net loss attributable to Signify Health in the calculation above. LLC Units held by the Continuing Pre-IPO LLC Members are redeemable in accordance with the Cure TopCo LLCA, at the election of Signify Health, for shares of Class A common stock on a one-for-one basis or a cash payment.

The potential dilutive effect of LLC Units are evaluated under the if-converted method. The potential dilutive effect of stock options and RSUs are evaluated under the treasury stock method.

The following table summarizes the stock options, RSUs and LLC Units that were anti-dilutive for the periods indicated. The effects of each would have been anti-dilutive as we recorded a net loss in each of the periods. As a result, these shares, which were outstanding, were excluded from the computation of diluted loss per share for the periods indicated.

	Three months ended March 31,
	2022	2021
Antidilutive Shares:
Stock Options	9,508,206	6,903,584
RSUs	3,414,238	66,328
LLC Units	57,313,051	57,622,302
18.Transaction-related Expenses

During the three months ended March 31, 2022, we incurred $3.2 million of transaction-related expenses in connection with the acquisition of Caravan Health and other corporate development activities, such as potential mergers and acquisitions, strategic investments and other similar activities. These transaction-related expenses primarily related to consulting and other professional services expenses, as well as certain integration-related expenses following the acquisition of Caravan Health.

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three months ended March 31, 2021, we incurred $0.9 million of transaction-related expenses related to expenses incurred in connection with corporate development activities, such as potential mergers and acquisitions, strategic investments and other similar activities. These transaction-related expenses related to consulting, compensation, and integration-type expenses. Additionally, for the three months ended March 31, 2021, we incurred $4.7 million of costs in connection with our IPO.
19.Commitments and Contingencies

Letters of Credit

As of March 31, 2022, we had outstanding letters of credit totaling $12.2 million, including $3.0 million related to leased properties and $9.2 million in favor of CMS, which are required in the event of a negative outcome on certain episodes of care within the BPCI-A program and we do not settle the related amounts owed to CMS. This amount reduces the borrowing amount available to us under our Revolving Facility as of March 31, 2022. See Note 12 Long-Term Debt for the total value of letters of credit under this facility. However, the terms of BPCI-A also require that certain partners provide a related reciprocal letter of credit for the majority of this amount. In February 2022, the entire $8.8 million of the reciprocal letters of credit were released as a result of collateral being available under the new credit agreement.

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

Sales Tax Reserve

During the year ended December 31, 2019, it was determined that certain Episodes of Care Services may be subject to sales tax in certain jurisdictions. Historically, we had not collected sales tax from our Episodes of Care Services customers as we believed the services were not taxable. As of March 31, 2022 and December 31, 2021, we had a liability of $1.8 million and $1.6 million, respectively, for potential sales tax exposure related to services performed in 2016 through the second quarter of 2020, included in other current liabilities on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2022, we received final audit settlement with certain states that led to $0.2 million recorded as an increase to SG&A expense on the Condensed Consolidated Statement of Operation. We are in the process of settling the remaining potential exposure with the various states and we began collecting sales tax from customers in the second quarter of 2021 for 2020 services.

Equity Appreciation Rights

As of March 31, 2022, there was approximately $14.8 million of original grant date fair value unrecognized related to the original customer EAR agreements, which we expect to record as a reduction of revenue through the end of 2022. We remeasure the fair value of the outstanding EAR agreements at the end of each reporting period and record any changes in fair value to other expense (income), net in our Condensed Consolidated Statement of Operations. See Note 13 Fair Value Measurements for changes in estimated fair value and valuation techniques used to estimate the EAR.

In December 2021, we and our customer agreed to extend our existing commercial arrangements through the middle of 2026 and established targets for the minimum number of IHEs to be performed on behalf of the customer each year (the “Volume Targets”). We also entered into a letter agreement (the “EAR Letter Agreement”) with the customer that provides that, in the event of a change in control of the Company or certain other corporate transactions, and subject to achievement of the Volume Targets, if the aggregate amount paid under the EARs prior to and in connection with such event (the “Aggregate EAR Value”) is less than $118.5 million, then the customer will be paid the difference between $118.5 million and the Aggregate EAR Value. The EAR Letter Agreement is a separate equity value-linked instrument, independent from the original EARs. The grant date fair value is

Notes to the Condensed Consolidated Financial Statements (unaudited)

determined based on an option pricing model. Similar to the original EARs, we will record the initial grant date fair value as a reduction to revenue over the performance period, beginning in 2022. Estimated changes in fair market value will be recorded each accounting period based on management’s current assumptions related to the underlying valuation approaches as other (income) expense, net on the Condensed Consolidated Statement of Operations. The grant date fair value of the EAR Letter Agreement was estimated to be $76.2 million and will be recorded as a reduction of revenue through June 30, 2026, coinciding with the service period. As of March 31, 2022, there was approximately $74.6 million of original grant date fair value unrecognized related to the EAR Letter Agreement, which we expect to record as a reduction of revenue as follows:

Remainder of 2022	$4.7
2023	20.0
2024	20.0
2025	19.9
2026	10.0
Total	$74.6

We remeasure the fair value of the outstanding EAR Letter Agreement at the end of each reporting period and record any changes in fair value to other expense (income), net in our Condensed Consolidated Statement of Operations. See Note 13 Fair Value Measurements for changes in estimated fair value and valuation techniques used to estimate the fair value of the EAR Letter Agreement.

Synthetic Equity Plan

In connection with our IPO in February 2021, the Synthetic Equity Plan (“SEP”) was amended to, among other things, remove the change in control payment condition and provide for cash settlement upon each vesting event based on a 30 trading day volume weighted average price of our Class A common shares. Prior to this amendment, the vesting criteria were not probable of occurring and we had not recognized any compensation expense related to these awards. Concurrent with the February 2021 amendment, we began to record compensation expense and a current liability beginning in the first quarter of 2021 related to outstanding synthetic equity awards (“SEUs”) subject to time-based vesting. The liability and expense are adjusted each reporting period based upon actual cash settlements and the underlying value of our Class A common stock. The SEU liability is included in accounts payable and accrued expenses on our Condensed Consolidated Balance Sheet. We have not recorded any expense related to the outstanding SEUs subject to performance-based vesting as the vesting criteria were not probable of occurring as of March 31, 2022. Most of the outstanding SEUs subject to performance-based vesting were amended in March 2022, to add a time-based vesting component and therefore, we began recognizing compensation expense related to these outstanding SEUs over the amended service period.

As of March 31, 2022, 198,668 SEUs were subject to time-based vesting and 9,152 synthetic equity units outstanding are subject to performance-based vesting.

The following table summarizes the change in the SEU liability:

	Three months ended March 31,
	2022	2021
	(in millions)
Balance at beginning of period	$0.2	$—
SEU expense included in service expense	—	0.5
SEU expense included in SG&A expense	0.1	1.0
Cash payments	(0.1)	(0.8)
Balance at end of period	$0.2	$0.7

Notes to the Condensed Consolidated Financial Statements (unaudited)

Contingent Consideration

As of March 31, 2022, we recorded $30.6 million in long-term contingent consideration on our Condensed Consolidated Balance Sheets related to potential payments due upon the completion of certain performance targets in connection with our acquisition of Caravan Health in March 2022. See Note 4 Business Combinations. If contingent milestones are achieved under the terms of the Merger Agreement, we expect to make any payments due during the second half of 2023.
20.Income Taxes

Income tax benefit for the three months ended March 31, 2022 and 2021, was $6.0 million and $9.9 million, respectively. Our effective tax rate for the three months ended March 31, 2022 was 27.0% compared to 16.1% for the three months ended March 31, 2021. Our effective tax rate for the three months ended March 31, 2022 is higher than the U.S. Federal statutory rate of 21% primarily due to state taxes and non-deductible items partially offset by amounts not subject to income taxes related to the non-controlling interest. Our effective tax rate for the three months ended March 31, 2021 was less than the U.S. Federal statutory rate of 21% primarily due to not being subject to income taxes on the portion of earnings that are attributable to the non-controlling interest and loss in the pre-reorganization period partially offset by state taxes.

Uncertain Tax Provisions

We evaluate and account for uncertain tax positions taken or expected to be taken on an income tax return using a two-step approach. Step one, recognition, occurs when we conclude that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Step two, measurement, determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when we subsequently determine that a tax position no longer meets the more likely-than-not threshold of being sustained. We record interest (and penalties where applicable), net of any applicable related income tax benefit, on potential income tax contingencies as a component of the income tax provision.

We have evaluated our tax positions and have identified uncertain tax positions for which a reserve should be recorded. Accordingly, a provision for uncertainties in income taxes of $0.3 million has been recorded and is included in other noncurrent liabilities on our Condensed Consolidated Balance Sheet as of March 31, 2022.

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

As of March 31, 2022, we had a liability of $56.3 million related to the projected obligations under the TRA. TRA related liabilities are classified as current or noncurrent based on the expected date of payment. During the three months ended March 31, 2022, we recorded an immaterial increase in the TRA liability. As of March 31, 2022, there are no amounts due within 12 months and therefore the entire liability is included in Tax receivable agreement liability within noncurrent liabilities on our Condensed Consolidated Balance Sheet.

Notes to the Condensed Consolidated Financial Statements (unaudited)

21.Segment Reporting

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

See Note 6 Revenue Recognition for a summary of segment revenue by product type for the three months ended March 31, 2022 and 2021. Our operating segment results for the periods presented were as follows:

	Three months ended March 31,
	2022	2021
	(in millions)
Revenue
Home & Community Services	$186.9	$152.4
Episodes of Care Services	29.6	27.6

Segment Adjusted EBITDA
Home & Community Services	55.9	41.1
Episodes of Care Services	(10.9)	(6.7)

Less: reconciling items to loss before income taxes:
Unallocated costs (1)	45.3	72.5
Depreciation and amortization	18.0	16.7
Interest expense	4.0	6.8
Loss before income taxes	$(22.3)	$(61.6)

(1) Unallocated costs as follows:
Other (income) expense, net (2)	28.8	56.7
Equity-based compensation	6.5	2.5
SEU Expense	0.1	1.5
Customer equity appreciation rights	6.5	4.9
Transaction-related expenses	3.2	5.6
Non-allocated costs (3)	0.2	1.3
Total unallocated costs	$45.3	$72.5

(2) Other (income) expense, net includes the remeasurement of the fair value of the outstanding customer EARs and EAR Letter Agreement as well as interest and dividends earned on cash and cash equivalents.

(3) Non-allocated costs included remeasurement of contingent consideration and certain non-recurring expenses, including those associated with the closure of certain facilities, the sale of certain assets, one-time expenses related to the COVID-19 pandemic and the early termination of certain contracts. These costs are not considered by our Chief Operating Decision Maker in making resource allocation decisions.

Notes to the Condensed Consolidated Financial Statements (unaudited)

Our Chief Operating Decision Maker does not receive or utilize asset information to evaluate performance of operating segments. Accordingly, asset-related information has not been presented.
22.Concentrations

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

We are dependent on a concentrated number of payors and provider partners with whom we contract to provide IHEs and other services. A significant portion of our revenues are generated from a small number of customers. Our largest customers accounted for the following percentages of total net revenue:

	Three months ended March 31,
	2022	2021
Customer A	35%	26%
Customer B	29%	30%
Customer C	*	10%
*Revenue from this customer was less than 10% of total net revenue during the period noted.

In addition, the revenue from our top ten customers accounted for approximately 84% of our total revenue for the three months ended March 31, 2022.

As of March 31, 2022, we had three customers which accounted for approximately 27%, 19% and 10%, respectively, of accounts receivable. As of March 31, 2021, we had three customers which accounted for approximately 18%, 12%, and 10%, respectively, of accounts receivable.

While CMS is not our customer, a majority of the revenue generated by Episodes of Care Services is under the CMS administered BPCI-A program and payments are received under this program in certain cases from CMS rather than directly from the customer. During the three months ended March 31, 2022, approximately 10% of total consolidated revenue was generated from the BPCI-A program.
23.Related Party Transactions

In connection with the Reorganization Transactions, we entered into several agreements with various parties including Cure TopCo, New Mountain Capital and its affiliates, certain members of management and other shareholders. These include the Reorganization Agreement, the Cure TopCo, LLC Agreement, the TRA, the Registration Rights Agreement and the Stockholders' Agreement, all of which are fully described in our 2021 Annual Report on Form 10-K. See Note 1 Nature of Operations for further details on the Reorganization Transactions. See Note 14 Shareholders' Equity for additional information on the Cure TopCo, LLC Recapitalization. See Note 20 Income Taxes for additional information on the TRA.
24.Subsequent Events
Effective April 1, 2022, we entered into a new lease agreement for a facility in Galway, Ireland. The lease term is 15 years with an option to terminate after 10 years, and total lease payments are expected to be approximately $7.0 million over 10 years, or $11.1 million over 15 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q, including matters discussed under Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1. Legal Proceedings, Part II, Item 1A. Risk Factors, and in other sections of this Quarterly Report on Form 10-Q, that are forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business, our ability to realize synergies in our businesses and our plans to expand our investment in value-based payment programs and in our product portfolio. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under Part II, Item 1A. Risk Factors and Part I, Item 1A. Risk Factors of our 2021 Annual Report on Form 10-K.

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
•risk associated with acquiring other businesses including our ability to effectively integrate the operations and technologies of the acquired businesses, including Caravan Health;
•risks associated with an increase in our indebtedness; and
•the other risk factors described under Part II, Item 1A. Risk Factors and in Part I, Item 1A. Risk Factors of our 2021 Annual Report on Form 10-K.

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
Overview
The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs and that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and Note Regarding Forward-Looking Statements included in this Quarterly Report on Form 10-Q.

The following discussion contains references to periods prior to the Reorganization Transactions that Signify Health, Inc. (referred to herein as “we”, “our”, “us”, “Signify Health” or the “Company”) and Cure TopCo, LLC (“Cure TopCo”) entered into in connection with its initial public offering (the “Reorganization Transactions”), which were effective February 12, 2021. Any information related to periods prior to the Reorganization Transactions refer to Cure TopCo and its consolidated subsidiaries and any information related to periods subsequent to the Reorganization Transactions refer to Signify Health and its consolidated subsidiaries, including Cure TopCo.

Signify Health is a leading healthcare platform that leverages advanced analytics, technology, and nationwide healthcare provider networks to create and power value-based payment programs. Our mission is to transform how care is paid for and delivered so that people can enjoy more healthy, happy days at home. By activating the home as a key part of the care continuum, we are helping lessen dependence on facility-centric care, preventing costly adverse events and facilitating holistic condition management across settings of care. Our customers include health plans, governments, employers, health systems and physician groups. We believe that we are a market leader in two fast-growing segments of the value-based healthcare payment industry: (1) payment models based on individual episodes of care and (2) in-home health evaluations (“IHEs”). Payment models based on individual episodes of care organize, or “bundle”, payments for all, or a substantial portion of, services received by a patient in connection with an episode of care, such as a surgical procedure, particular condition or other reason for a hospital stay. IHEs are health evaluations performed by a clinician in the home to support payors’ participation in Medicare Advantage and other government-run managed care plans. Our episode payment platform managed $4.62 billion and $5.21 billion of spend in 2021 and 2020, respectively. Our mobile network of providers completed evaluations for over 1.9 million individuals participating in Medicare Advantage and other managed care plans in 2021. We believe that these core businesses have enabled us to become integral to how health plans and healthcare providers successfully participate in value-based payment programs, and that our platform lessens the dependence on facility-centric care for acute and post-acute services and shifts more services towards alternate sites and, most importantly, the home.

On March 1, 2022, we acquired Caravan Health, Inc. (“Caravan Health”). The combination creates one of the largest national networks of providers engaged in value-based payment models providing a broader range of value-based and shared savings models from advanced primary care to specialty care bundles to total cost of care programs. We believe the acquisition of Caravan Health will also position us to better to serve community hospitals, physician practices and clinics – entities that have been slower to adopt episodes of care and bundled payments due to a lack of infrastructure to do so.

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

Recent Developments for Quarter ended March 31, 2022 and Factors Affecting Our Results of Operations

Below is a summary of recent developments and factors that impact results of operations, including comparability to historical results of operations. As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods, and our results of operations may not be directly comparable from period to period. For a complete list of factors affecting our results of operations, refer to our 2021 Annual Report on Form 10-K.

Caravan Health Acquisition

On March 1, 2022, we completed the acquisition of Caravan Health for an initial purchase price of approximately $250.0 million, subject to certain customary adjustments, and included $190.0 million in cash and $60.0 million in our Class A common stock, comprised of 4,726,134 shares at $12,5993 per share, which represents the volume-weighted average price per share of our common stock for the five trading days ending three business days prior to March 1, 2022. In connection and concurrently with entry into the Merger Agreement, we entered into support agreements with certain shareholders of Caravan Health, pursuant to which such shareholders agreed that, other than according to the terms of its respective support agreement, it will not, subject to certain limited exceptions, transfer, sell or otherwise dispose of any Signify shares for a period of up to five years following closing of the merger. In addition to the initial purchase price, the transaction included contingent additional payments of up to $50.0 million based on certain future performance criteria of Caravan Health, which if conditions are met, may be paid in the second half of 2023. The fair value of the contingent consideration as of the acquisition date was estimated to be approximately $30.5 million.

As part of the Caravan Health acquisition, we assigned preliminary values to the assets acquired and the liabilities assumed based upon their fair values at the acquisition date. We acquired $93.9 million of intangible assets, consisting primarily of customer relationships of $69.8 million (10-year useful life), acquired technology of $23.4 million (5-year useful life) and a tradename of $0.7 million (3-year useful life), which we also expect will increase our amortization expense in future periods. As a result of the Caravan Health acquisition, we also recorded $199.3 million in goodwill, which represented the amount by which the purchase price exceeded the fair value of the net assets acquired.

Pro forma results of operations related to this acquisition have not been presented as the acquisition did not meet the prescribed significance tests set forth in Regulation S-X requiring such disclosure. The financial results of Caravan Health have been included in our Condensed Consolidated Financial Statements since the date of the acquisition. Due to the above factors, and in particular the increase in amortization expense, our results of operations for periods subsequent to the acquisition are not directly comparable to our results of operations for the periods prior to the acquisition date.

IHE volume

In the first three months of 2022, we completed and sent to customers approximately 0.56 million IHEs, including vIHEs, compared to 0.46 million IHEs in the first three months of 2021.

COVID-19 Update

Our operations in our Home & Community Services segment were significantly affected by the COVID-19 pandemic early in 2020. However, as the COVID-19 pandemic has evolved, we have been able to pivot and flex the volume of virtual IHEs (“vIHEs”) when necessary and as a result we have not experienced a material impact to our results of operation as a result of the ongoing pandemic since the second quarter of 2020.

Our Episodes of Care Services segment has experienced a more prolonged negative impact related to the pandemic. At certain times during the pandemic, governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments, including certain acute and post-acute care services, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19. In addition, the temporary suspension or cancellation of services was put in place to focus limited resources and personnel capacity toward the prevention of, and care for patients with, COVID-19. This resulted in fewer elective procedures and a general reduction in individuals seeking medical care starting at the end of the first quarter of 2020, which contributed to a substantially lower number of episodes being managed in 2020 and 2021. Due to the nature of the BPCI-A program, however, there is a significant lag between when the episodes are initiated and when CMS reconciles those services and we recognize revenue over a 13 month period encompassing both of those points in time. As such, there was no immediate impact to our revenues in early 2020 when the pandemic began. However, the specific impact of the lower volumes on our program size and revenues has resulted in a decline in weighted average program size and savings rates. In addition, in the third quarter of 2020 and in response to the COVID-19 pandemic, CMS announced that episodes with a COVID-19 diagnosis would be excluded from reconciliation irrespective of the impact on the outcome of the episode, and this exclusion has extended into 2022, resulting in a negative impact to our program size. We would expect this impact on the program size to decrease once the COVID-19 pandemic subsides or CMS removes this rule.

Initially, the reduction in the number of episodes managed was offset by a higher savings rate achieved due to a combination of improved performance by some of our partners as well as certain partners that were underperforming choosing to exclude some or all of their episodes from reconciliation in 2020. However, beginning with the reconciliation results received from CMS during the second quarter of 2021, we saw a negative impact on our savings rate as a result of the COVID-19 pandemic. This result was driven primarily by two factors, including 1) the under-diagnosis of co-morbidities, as a result of the COVID-19 pandemic and individuals skipping annual or routine visits to the doctor’s office, which led to higher actual costs of treatment without an attendant patient mix adjustment by CMS and therefore reduced our savings rate; and 2) the use of higher cost next site of care facilities as a result of the COVID-19 pandemic driven by reduced availability of skilled nursing facilities as a next site of care option upon hospital discharge. Although the availability of skilled nursing facilities has improved, patients continue to be discharged to inpatient rehabilitation facilities and other high-cost next sites of care, which reduces our savings rate.

Due to the passage of time between when we perform our services and the confirmation of results and subsequent cash settlement by CMS, COVID-19 and the aforementioned negative impacts have also negatively impacted our semi-annual cash flows related to the BPCI-A program.

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

We continue to monitor trends related to COVID-19, including the recent fluctuations in rates due to variants, changes in CDC recommendations and their impact on results of operations and financial condition on both of our segments.

Equity-based compensation expense

On March 1, 2022, our Board of Directors approved amendments to certain outstanding equity award agreements, subject to performance-based vesting criteria. The equity awards were amended with an effective date of March 7, 2022, and include 3,572,469 outstanding LLC Incentive Units and 817,081 outstanding stock options. The amendments added an alternative two-year service-vesting condition to the performance-vesting criteria, which, through the effective date of the amendment, were considered not probable of occurring and therefore we had not previously recorded any expense related to these awards. The amended equity awards will now be vest based on the satisfaction of the earlier to occur of 1) a two year service condition, with 50% vesting in each of March 2023 and March 2024 or 2) the achievement of the original performance vesting criteria. As a result of this amendment, which results in vesting that is considered probable of occurring, we began to record equity-based compensation expense for these amended equity awards in March 2022. The equity-based compensation expense related to these amended awards is based on the fair value as of the effective date of the amended equity awards and will be recorded over the two year service period.

The total fair value on March 7, 2022, the amendment effective date, based on a Black-Scholes value of $8.49, for the March 2022 amended stock options as described above was $6.9 million, of which we recorded $0.2 million during the three months ended March 31, 2022. Subsequent to these amendments, there are no longer any stock options outstanding that are subject only to performance-based vesting conditions that are not probable of occurring.

The total fair value on the amendment date for the March 2022 amended LLC Incentive Units was based on the closing stock price on the amendment date of $14.19, resulting in total fair value of $50.7 million, of which we recorded $1.7 million in equity-based compensation expense during the three months ended March 31, 2022. Subsequent to these amendments, there are 2,202,628 LLC Incentive Units that remain outstanding that are subject only to performance-based vesting conditions that are not probable of occurring.

Additionally, in March 2022, the Board of Directors and the Compensation Committee approved an annual long-term incentive plan equity grant (the “2022 Annual LTIP Equity Grant”) to certain employees. A total of 2,677,979 restricted stock units and 4,059,520 stock options with an exercise price of $14.19 were granted as part of this 2022 Annual LTIP Equity Grant. All awards granted as part of the 2022 Annual LTIP Equity Grant are subject to a four year time vesting schedule. Total grant date fair value related to the 2022 Annual LTIP Equity Grant was $68.8 million and will be recorded as equity-based compensation expense over the four year service period beginning in March 2022.

As a result of the March 2022 amendments to equity awards with performance-based vesting criteria and the 2022 Annual LTIP Equity Grant, our total equity-based compensation expense is expected to be significantly higher in 2022 and beyond as compared to historical periods.

Adoption of new accounting pronouncement - Leases

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842) which requires lessees to recognize leases on the balance sheet by recording a right-of-use asset and lease liability. We adopted this new guidance as of January 1, 2022 and applied the transition option, whereby prior comparative periods will not be retrospectively presented in the consolidated financial statements. We elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and the lessee practical expedient to combine lease and non-lease components for all asset classes. We made a policy election to not recognize right-of-use assets and lease liabilities for short-term leases for all asset classes. See Note 8 Leases to our Condensed Consolidated Financial Statements covered under Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

Upon adoption on January 1, 2022, we recognized right-of-use assets and lease liabilities for operating leases of $23.0 million and $35.6 million, respectively. The difference between the right-of-use asset and lease liability primarily represents the net book value of deferred rent and tenant improvement allowances recognized as of December 31, 2021, which was adjusted against the right-of-use asset upon adoption.

Non-controlling interest

The non-controlling interest ownership percentage changes as new shares are issued and LLC units are exchanged. During the three months ended March 31, 2022, the change in the non-controlling interest percentage was primarily driven by the shares issued in connection with the Caravan Health acquisition. As of March 31, 2022, we hold approximately 75.5% of Cure TopCo’s outstanding LLC Units and the remaining LLC Units of Cure TopCo are held by the Continuing Pre-IPO LLC Members.
Components of our results of operations

Components of results of operations including revenue, operating expenses and other expense, net are described in our 2021 Annual Report on Form 10-K. Below is an update to the components of results of operations.
Revenue

We have entered into EAR agreements and a separate letter agreement (the “EAR Letter Agreement”) with one of our customers in our Home & Community Services segment. Revenue generated under the underlying customer contracts includes an estimated reduction in the transaction price for IHEs associated with the initial grant date fair value of the outstanding customer EAR agreements and EAR Letter Agreement. The total grant date fair value of the outstanding EAR agreements was $51.8 million and is being recorded against revenue over their respective performance periods, both of which end in December 2022. The grant date fair value of the EAR Letter Agreement was estimated to be $76.2 million and will be recorded as a reduction of revenue through June 30, 2026, coinciding with the service period as follows: $6.3 million in 2022, $20.0 million in 2023, $20.0 million in 2024, $19.9 million in 2025 and $10.0 million in 2026. See “—Liquidity and capital resources—Customer Equity Appreciation Rights Agreements.”

Caravan Health enters into contracts with customers to provide multiple services around the management of the ACO model. These include, among others, population health software, analytics, practice improvement, compliance, marketing, governance, surveys and licensing. The overall objective of the services provided is to help the customer receive shared savings from CMS. Caravan Health enters into arrangements with customers wherein we receive a contracted percentage of each customer’s portion of shared savings if earned. We recognize shared savings revenue as performance obligations are satisfied over time, commensurate with the recurring ACO services provided to the customer over a 12-month calendar year period. The shared savings transaction price is variable, and therefore, we estimate an amount we expect to receive for each 12-month calendar year performance obligation period.

In order to estimate this variable consideration, management initially uses estimates of historical performance of the ACOs. We consider inputs such as attributed patients, expenditures, benchmarks and inflation factors. We adjust our estimates at the end of each reporting period to the extent new information indicates a change is warranted. We apply a constraint to the variable consideration estimate in circumstances where we believe the data received is incomplete or inconsistent, so as not to have the estimates result in a significant revenue reversal in future periods. Although our estimates are based on the information available to us at each reporting date, new and material information may cause actual revenue earned to differ from the estimates recorded each period. These include, among others, Hierarchical Conditional Category (“HCC”) coding information, quarterly reports from CMS, unexpected changes in attributed patients and other limitations of the program beyond our control. We receive final reconciliations from CMS and collect the cash related to shared savings earned annually in the third or fourth quarter of each year for the preceding calendar year.

The remaining sources of Caravan Health revenue in our Episodes of Care Services segment are recognized over time when, or as, the performance obligations are satisfied and are primarily based on a fixed fee or per member per month fee. Therefore, they do not require significant estimates and assumptions by management.
See “—Critical accounting policies—Revenue recognition.”

Results of operations

The following is a discussion of our consolidated results of operations for the three months ended March 31, 2022 and 2021. A discussion of the results by each of our two operating segments, Home & Community Services and Episodes of Care Services, follows the discussion of our consolidated results.

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,		% Change
	2022	2021	2022 v. 2021
	(in millions)
Revenue	$216.5	$180.0	20.3%
Operating expenses:
Service expense	114.5	98.5	16.3%
Selling, general and administrative expense	70.3	57.3	22.9%
Transaction-related expense	3.2	5.6	(43.4)%
Depreciation and amortization	18.0	16.7	7.5%
Total operating expenses	206.0	178.1	15.7%
Income from operations	10.5	1.9	NM
Interest expense	4.0	6.8	(40.7)%
Other expense (income)	28.8	56.7	(49.2)%
Other expense, net	32.8	63.5	(48.3)%
Loss before income taxes	(22.3)	(61.6)	(63.7)%
Income tax benefit	(6.0)	(9.9)	(39.2)%
Net loss	(16.3)	(51.7)	(68.4)%
Net loss attributable to pre-Reorganization period	—	(17.2)	NM
Net loss attributable to non-controlling interest	(5.4)	(11.3)	(52.3)%
Net loss attributable to Signify Health, Inc.	$(10.9)	$(23.2)	(52.9)%

Revenue

Our total revenue was $216.5 million for the three months ended March 31, 2022, representing an increase of $36.5 million, or 20.3%, from $180.0 million for the three months ended March 31, 2021. This increase was primarily driven by a $34.5 million increase in revenue from our Home & Community Services segment as well as a $2.0 million increase in revenue from our Episodes of Care Services segment. See “—Segment results” below.

Operating expenses

Our total operating expenses were $206.0 million for the three months ended March 31, 2022, representing an increase of $27.9 million, or 15.7%, from $178.1 million for the three months ended March 31, 2021. This increase was driven by the following:

•Service expense - Our total service expense was $114.5 million for the three months ended March 31, 2022, representing an increase of $16.0 million, or 16.3%, from $98.5 million for the three months ended March 31, 2021. This increase was primarily driven by expenses related to our network of providers, which increased by $9.3 million, driven by the higher IHE volume and a return to a more traditional mix of in-person IHEs compared to vIHEs. In 2021, primarily as a result of COVID-19, a higher proportion of evaluations were performed as vIHE, which have a lower cost per evaluation. Compensation-related expenses increased by $6.4 million primarily driven by additional headcount including the incremental employees retained as part of the Caravan Health acquisition and higher benefits expense. Additionally, there was an increase of $1.4 million in other expenses during the three months ended March 31, 2022, primarily driven by the overall higher IHE volume. The impact of COVID-19 was less in 2022, resulting in a decrease of approximately $1.1 million in pandemic-related expenses during the first quarter of 2022 as compared to the first quarter of 2021, including lower costs related to COVID-19 tests for our providers and lower costs for personal protective equipment used by our providers while conducting IHEs during the pandemic.

•Selling, general and administrative (“SG&A”) expense - Our total SG&A expense was $70.3 million for the three months ended March 31, 2022, representing an increase of $13.0 million, or 22.9%, from $57.3 million for the three months ended March 31, 2021. This increase was primarily driven by compensation-related expenses, which increased by $7.3 million due to additional headcount to support the overall growth in our business including the incremental employees retained as part of the Caravan Health acquisition and higher benefits costs. Other costs also increased, including an increase of $1.7 million in bad debt expense, an increase of $1.7 million in information technology-related expenses, including infrastructure and software costs, an increase of $1.2 million in other variable costs and an increase of $1.1 million in employee travel and entertainment expenses as COVID-19 imposed travel restrictions eased.

•Transaction-related expenses - Our total transaction-related expenses were $3.2 million for the three months ended March 31, 2022, representing a decrease of $2.4 million, or 43.4%, from $5.6 million for the three months ended March 31, 2021. In 2022, the transaction-related expenses consisted primarily of consulting and other professional services expenses incurred in connection with general corporate development activities, including the Caravan Health acquisition and other potential acquisitions that did not proceed. In addition, transaction-related expenses in 2022 included certain integration-related expenses, including compensation expenses and consulting and other professional services expenses, following the Caravan Health acquisition. In 2021, the transaction-related expenses consisted primarily of consulting and other professional services expenses, as well as compensation expenses, incurred in connection with our IPO and general corporate development activities, including potential acquisitions that did not proceed.

•Depreciation and amortization - Our total depreciation and amortization expense was $18.0 million for the three months ended March 31, 2022, representing an increase of $1.3 million, or 7.5%, from $16.7 million for the three months ended March 31, 2021. This increase in depreciation and amortization expense was primarily driven by a net increase in amortization expense of $1.1 million, primarily due to additional capital expenditures related to internally-developed software over the past year and the $93.9 million in intangible assets acquired in connection with the Caravan Health acquisition in March 2022, partially offset by certain intangible assets becoming fully amortized in 2021. Additionally, there was an increase in depreciation expense of $0.2 million, primarily driven by additional capital expenditures over the past year.

Other expense, net

Other expense, net was $32.8 million for the three months ended March 31, 2022, representing a decrease of $30.7 million from $63.5 million for the three months ended March 31, 2021. This decrease was primarily driven by the remeasurement of the fair value of the outstanding customer EAR liabilities, which resulted in expense of $28.9 million for three months ended March 31, 2022, representing a decrease of $27.9 million from expense of $56.8 million for the three months ended March 31, 2021. Interest expense also decreased by $2.8 million primarily driven by the lower outstanding principal balance and lower interest rates following our June 2021 refinancing of the 2021 Credit Agreement.

Income tax benefit
Income tax benefit was $6.0 million for the three months ended March 31, 2022, representing a decrease of $3.9 million from $9.9 million for the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2022 was 27.0% compared to 16.1% for the three months ended March 31, 2021. The effective tax rate in 2022 is higher than the statutory federal and state income tax rate of approximately 25% primarily due to unrealizable net operating losses which require a valuation allowance and the impact of the non-controlling interest partially offset by a tax benefit associated with stock option exercises.

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

The following table summarizes our segment revenue, segment adjusted EBITDA and the percentage of total consolidated revenue and consolidated adjusted EBITDA, respectively, for the periods presented:

	Three months ended March 31,				% Change
	2022	% of Total	2021	% of Total	2022 v 2021
	(in millions)
Revenue
Home & Community Services
Evaluations	$186.2	86.0%	$150.3	83.5%	23.9%
Other	0.7	0.3%	2.1	1.2%	(66.9)%
Total Home & Community Services revenue	186.9	86.3%	152.4	84.7%	22.6%
Episodes of Care Services
Episodes	24.1	11.1%	25.4	14.0%	(5.2)%
Other	5.5	2.6%	2.2	1.3%	153.8%
Total Episodes of Care Services revenue	29.6	13.7%	27.6	15.3%	7.3%
Segment Adjusted EBITDA
Home & Community Services	55.9	124.3%	41.1	119.4%	35.8%
Episodes of Care Services	(10.9)	(24.3)%	(6.7)	(19.4)%	(63.0)%

Home & Community Services revenue was $186.9 million for the three months ended March 31, 2022, representing an increase of $34.5 million, or 22.6%, from $152.4 million for the three months ended March 31, 2021. This increase was primarily driven by Evaluations revenue, which increased by $35.9 million. The higher Evaluations revenue was driven by increased IHE volume and a reduction in the proportion of IHEs conducted as vIHEs, which are performed at a lower price per evaluation compared to in-person IHEs. Evaluations revenue included a reduction associated with the grant date fair value of the outstanding customer EARs and EAR Letter Agreement of $6.5 million and $4.9 million during the three months ended March 31, 2022 and 2021, respectively. Other revenue decreased by $1.4 million, primarily due to a decrease in revenue from our biopharmaceutical services and standalone sales of our social determinants of health product.

Episodes of Care Services revenue was $29.6 million for the three months ended March 31, 2022, representing an increase of $2.0 million, or 7.3%, from $27.6 million for the three months ended March 31, 2021. This increase was primarily driven by the Caravan Health acquisition, which contributed $— million in revenue for the three months ended March 31, 2022. This increase was partially offset by a decrease of $1.3 million in Episodes revenue due to the adverse effects of COVID-19 on program size and savings rate, including lower healthcare utilization, the exclusion of episodes of care with a COVID-19 diagnosis and the impact of the patient case mix adjustment and inpatient rehabilitation center utilization on savings rate. Other revenue increased $3.3 million in 2022 primarily driven by Caravan Health acquisition.

Home & Community Services Adjusted EBITDA was $55.9 million for the three months ended March 31, 2022, representing an increase of $14.8 million, or 35.8%, from $41.1 million for the three months ended March 31, 2021. This increase was primarily driven by the increase in revenue described above partially offset by higher operating expenses as a result of the variable costs associated with increased volume and the investments to support our growth and technology.

Episodes of Care Services Adjusted EBITDA was a loss of $10.9 million for the three months ended March 31, 2022, representing an increase of $4.3 million, or 63.0%, from a loss of $6.7 million for the three months ended

March 31, 2021. This increase in the loss was primarily driven by the lower Episodes revenue described above and higher operating expenses as a result of investments to support our future growth and technology.
Liquidity and capital resources

Liquidity describes our ability to generate sufficient cash flows to meet the cash requirements of our business operations, including working capital needs to meet operating expenses, debt service, acquisitions when pursued and other commitments and contractual obligations. We consider liquidity in terms of cash flows from operations and their sufficiency to fund our operating and investing activities.

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under our Credit Agreement, including borrowing capacity under our Revolving Facility (as defined below). As of March 31, 2022, we had unrestricted cash and cash equivalents of $451.3 million. Our total indebtedness was $348.3 million as of March 31, 2022.

In June 2021, we entered into a credit agreement with a secured lender syndicate (the “2021 Credit Agreement”). The 2021 Credit Agreement includes a term loan of $350.0 million (the “2021 Term Loan”) and a revolving credit facility (the “Revolving Facility”) with a $185.0 million borrowing capacity. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation —Liquidity and capital resources —Indebtedness” in our 2021 Annual Report on Form 10-K. As of March 31, 2022, we had available borrowing capacity under the Revolving Facility of $172.8 million, as the borrowing capacity is reduced by outstanding letters of credit of $12.2 million.

Our principal liquidity needs are working capital and general corporate expenses, debt service, capital expenditures, obligations under the Tax Receivable Agreement, income taxes, acquisitions when pursued and other investments to help achieve our growth strategy. In March 2022, we acquired Caravan Health, using approximately $189.6 million in cash, net of the cash acquired from Caravan Health. In addition, we issued approximately $60.0 million in our Class A common stock, comprised of 4,726,134 shares at $12.5993 per share, which represents the volume-weighted average price per share of our common stock for the five trading days ending three business days prior to March 1, 2022.

Our capital expenditures for property and equipment to support growth in the business were $1.7 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively.

Our liquidity may fluctuate on a quarterly basis due to our agreements with CMS under the BPCI-A program. Cash receipts generated under these contracts, which represents the majority of revenue in our Episodes of Care Services segment, are subject to a semiannual reconciliation cycle, which occurs in the second and fourth quarters of each year. We typically receive cash receipts under these contracts in the quarter subsequent to the receipt of the reconciliation, or during the first and third quarters of each year, which can cause our liquidity position to fluctuate from quarter to quarter. In addition, Caravan Health’s participation in the CMS MSSP ACO program will also result in fluctuations in liquidity from period to period, as this is a calendar year program, with annual shared savings reconciled and distributed approximately nine months after the calendar year program ends. For example, we would expect shared savings receipts in the third or fourth quarter of 2022 related to the 2021 ACO plan year.

Our Home & Community Services segment generally experiences seasonality patterns in IHE volume as described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors affecting our results of operations” in our 2021 Annual Report on Form 10-K. We did experience a high IHE volume during the three months ended March 31, 2022 and expect a historical seasonality trend to occur during 2022, thus creating a seasonality effect on liquidity. Additionally, liquidity in our Home &

Community Services segment was impacted by delayed collections during the first quarter of 2022 from certain clients where we are experiencing significant expansion, which we believe is temporary in nature.

In our Episodes of Care Services segment, the ongoing negative effects of the COVID-19 pandemic and CMS’ response to the pandemic, have impacted the semi-annual reconciliations we receive and the subsequent cash receipts since late 2020. We expect to receive lower cash payments from CMS for reconciliations received in 2022 as compared to the reconciliations received prior to the pandemic. See “—COVID-19 Update” Additionally, in 2021, CMS announced a change to the period in which they will pay funds related to expirations. This change will result in a delayed payment for one period, which had a temporary adverse impact on the cash received in the first quarter of 2022 following the receipt of our semi-annual reconciliation during the fourth quarter of 2021.

In the first quarter of 2022, we announced we are developing a technology center in Galway, Ireland where we intend to employ software engineers and other employees to support our operations in the United States. This will be our first international expansion, which will require capital funding and expose us to currency risk.

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
Comparative cash flows

The following table sets forth our cash flows for the periods indicated:

	Three months ended March 31,
	2022	2021
	(in millions)
Net cash (used in) / provided by operating activities/	$(32.3)	$86.7
Net cash used in investing activities	(198.4)	(6.4)
Net cash provided by financing activities	0.1	603.6
Net (decrease) / increase in cash, cash equivalents and restricted cash	(230.6)	683.9
Cash, cash equivalents and restricted cash - beginning of year	684.2	77.0
Cash, cash equivalents and restricted cash - end of period	$453.6	$760.9

Operating activities

Net cash used in operating activities was $32.3 million in 2022, a decrease of $119.0 million, compared to net cash provided by operating activities of $86.7 million in 2021.

Net loss was $16.3 million in 2022, as compared to a net loss of $51.7 million in 2021. The decrease in net loss was primarily due to revenue growth partially offset by an increase in operating expenses. Non-cash items were $49.5 million in 2022 as compared to $67.8 million in 2021. The decrease in non-cash net expense items included in net income was primarily driven by the lower expense related to the remeasurement of customer equity appreciation rights driven by changes in relative value of our stock price in 2022 compared to 2021.

Changes in operating assets and liabilities resulted in a cash decrease of $65.5 million in 2022, as compared to a cash increase of $70.6 million in 2021. The change in operating assets and liabilities was primarily driven by a net increase in accounts receivable of $1.9 million in 2022 compared to a net decrease in accounts receivable of $101.2 million in 2021. Accounts receivable for our Home & Community Services segment increased $63.8 million in 2022 compared to a $13.7 million increase in 2021. The increase in accounts receivable in 2022 was primarily driven by higher IHE volume in 2022 and the impact of temporarily delayed collections for certain Home & Community Services customers during the first quarter of 2022. Accounts receivable for our Episodes of Care Services segment decreased $60.3 million in 2022 compared to $114.9 million in 2021. The decrease in cash receipts in the Episodes of Care Services segment in 2022 as compared to 2021 was primarily driven by the impact of COVID-19, which has led to a reduction in program size and the CMS imposed one time-delayed cash related to expirations, as the cash receipt shifted to being paid one performance period in arrears.

The net impact of changes in contract assets and liabilities during 2022 was a $28.0 million reduction in cash as compared to an $18.9 million decrease in cash in 2021. The increase in net contract assets in 2022 was primarily driven by changes in the estimate of variable consideration in our Episodes of Care Services segment including variable consideration generated by Caravan Health. An increase in operating expenses as a result of the investments to support our growth and technology has further impacted our working capital needs.

Accounts receivable, contract assets and contract liabilities fluctuate from period to period as a result of periodically slower client collections and the results of the semi-annual reconciliations in our Episodes of Care Services segment.

Investing activities

Net cash used in investing activities was $198.4 million in 2022, an increase of $192.0 million, compared to net cash used in investing activities of $6.4 million in 2021. The primary use of cash from investing activities in 2022 was the initial cash consideration, net of cash acquired, for the Caravan Health acquisition of $189.6 million. Capital expenditures for property and equipment were $1.7 million in 2022 compared to $0.7 million in 2021. The $1.0 million increase in capital expenditures for property and equipment was primarily driven by computer equipment purchases. Capital expenditures for internal-use software development were $6.8 million in 2022 compared to $5.7 million in 2021. The $1.1 million increase in capital expenditures for internal-use software development was primarily driven by additional investments in our technology platforms to support future growth. Investing activities also included a $0.3 million equity investment in AloeCare Health in 2022.

Financing activities

Net cash provided by financing activities was $0.1 million in 2022, a decrease of $603.5 million, compared to net cash provided by financing activities of $603.6 million in 2021. The primary source of cash from financing activities in 2022 was proceeds of $1.6 million related to the issuance of common stock in connection with the exercise of stock options partially offset by scheduled principal payments under our 2021 Credit Agreement of $0.9 million and $0.3 million in tax distributions on behalf of the non-controlling interest. The primary source of cash from financing activities in 2021 was $604.8 million in net proceeds from our IPO partially offset by scheduled principal payments on long-term debt of $1.0 million.
Customer Equity Appreciation Rights Agreements

In each of December 2019 and September 2020, we entered into EAR agreements with one of our customers. Pursuant to the agreements, certain revenue targets were established for the customer to meet in the next three years. If they meet those targets, they retain the EAR. If they do not meet such targets, they forfeit all or a portion of the EAR. Each EAR agreement allows the customer to participate in the future growth in the fair market value of our equity and can only be settled in cash (or, under certain circumstances, in whole or in part with a replacement agreement containing substantially similar economic terms as the original EAR agreement) upon a change-in-control of us, other liquidity event, or upon approval of our Board of Directors with the consent of New Mountain Capital subject to certain terms and conditions. Each EAR will expire 20 years from the date of grant, if not previously settled.

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

We also entered into the EAR Letter Agreement with the customer that provides that, in the event of a change in control of the Company or certain other corporate transactions, and subject to achievement of the Volume Targets, if the aggregate amount paid under the EARs prior to and in connection with such event (the “Aggregate EAR Value”) is less than $118.5 million, then the customer will be paid the difference between $118.5 million and the Aggregate EAR Value. The EAR Letter Agreement is a separate equity-linked instrument. The EAR Letter Agreement was determined to be a separate equity instrument, independent from the original EARs, as amended.

The grant date fair value is determined based on an option pricing model. Similar to the original EARs, we will record the initial grant date fair value as a reduction to revenue over the performance period. Estimated changes in fair market value will be recorded each accounting period based on management’s current assumptions related to the underlying valuation approaches as other (income) expense, net on the Condensed Consolidated Statement of Operations. The grant date fair value of the EAR Letter Agreement was estimated to be $76.2 million and will be recorded as a reduction of revenue through June 30, 2026, coinciding with the service period. The EAR Letter Agreement was executed on December 31, 2021 and, therefore, there was no material impact on our results of operations in 2021.

As of March 31, 2022, cash settlement of the EARs was expected to be a minimum of $118.5 million but was not considered probable, due to the change in control and liquidity provisions of each EAR. The grant date fair value of the December 2019 EAR was estimated to be $15.2 million and is being recorded as a reduction of revenue through December 31, 2022, coinciding with the three-year performance period. The grant date fair value of the September 2020 EAR was estimated to be $36.6 million and is being recorded as a reduction of revenue through December 31, 2022, coinciding with the 2.5-year performance period. As of March 31, 2022, the total combined estimated fair market value of the EARs, as amended, and EAR Letter Agreement was approximately $175.5 million.
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
Adjusted EBITDA increased by $10.6 million, or 30.5%, to $45.0 million for the three months ended March 31, 2022 from $34.4 million for the three months ended March 31, 2021.

We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. We believe that Adjusted EBITDA Margin is helpful to investors in measuring the profitability of our operations on a consolidated basis. Adjusted EBITDA Margin increased by approximately 170 basis points to 20.8% for the three months ended March 31, 2022 from 19.1% for the three months ended March 31, 2021.

The following table shows a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three months ended March 31,
	2022	2021
	(in millions)
Net loss	$(16.3)	$(51.7)
Interest expense	4.0	6.8
Income tax benefit	(6.0)	(9.9)
Depreciation and amortization	18.0	16.7
Other expense (income), net(a)	28.8	56.7
Transaction-related expenses(b)	3.2	5.6
Equity-based compensation(c)	6.5	2.5
Customer equity appreciation rights(d)	6.5	4.9
Remeasurement of contingent consideration(e)	0.1	0.2
SEU Expense(f)	0.1	1.5
Non-recurring expenses(g)	0.1	1.1
Adjusted EBITDA	$45.0	$34.4

(a) Represents other non-operating (income) expense that consists primarily of the quarterly remeasurement of fair value of the outstanding customer EARs and EAR Letter Agreement as well as interest and dividends earned on cash and cash equivalents.
(b) Represents transaction-related expenses that consist primarily of expenses incurred in connection with acquisitions and other corporate development activities, including the Caravan Health acquisition and potential mergers and acquisitions activity that did not proceed, strategic investments and similar activities.

Expenses incurred in connection with our IPO, which cannot be netted against proceeds, are also included in transaction-related expenses in 2021.
(c) Represents expense related to equity incentive awards, including incentive units, stock options and RSUs, granted to certain employees, officers and non-employee directors as long-term incentive compensation. We recognize the related expense for these awards ratably over the vesting period or as achievement of performance criteria become probable.
(d) Represents the reduction of revenue related to the grant date fair value of the customer EARs granted pursuant to the customer EAR agreements we entered into in December 2019 and September 2020, as amended and the EAR Letter Agreement we entered into in December 2021.
(e) Represents remeasurement of contingent consideration in 2022 related to potential payments due upon completion of certain performance targets in connection with the Caravan Health acquisition.
(f) Represents compensation expense related to awards of SEUs subject to time-based vesting. A limited number of SEUs were granted in 2020 and 2021 at the time of the IPO; no future grants of SEUs will be made. Compensation expense related to these awards is tied to the 30-trading day average price of our Class A common stock, and therefore is subject to volatility and may fluctuate from period to period until settlement occurs.
(g) Represents certain gains and expenses incurred that are not expected to recur, including those associated with the closure of certain facilities and the early termination of certain contracts as well as one-time expenses associated with the COVID-19 pandemic.
Contractual Obligations and Commitments

Our material cash requirements include non-cancelable purchase commitments, lease obligations, debt and debt service, payments under the TRA and settlement of the outstanding customer EARs, among others. As of March 31, 2022, there have been no material changes from the contractual obligations and commitments previously disclosed in our 2021 Annual Report on Form 10-K other than as described below.

Effective April 1, 2022, we entered into a new lease agreement for a facility in Galway, Ireland. The lease term is 15 years with an option to terminate after 10 years, and total lease payments are expected to be approximately $7.0 million over 10 years, or $11.1 million over 15 years.
Off-balance sheet arrangements

Except for certain letters of credit entered into in the normal course of business and the unconsolidated VIEs related to Caravan Health as described in the condensed consolidated financial statements, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Critical accounting policies

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and related disclosures of contingent assets and liabilities. We base these estimates on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results experienced may vary materially and adversely from our estimates. Revisions to estimates are recognized prospectively. There have been no material changes, other than as described below, to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described under Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Annual Report on Form 10-K.
Revenue recognition

There have been no material changes to our revenue recognition critical accounting policies and estimates, other than as described below related to the acquisition of Caravan Health. We recognize revenue as the control of promised services is transferred to our customers and we generate all of our revenue from contracts with customers. The amount of revenue recognized reflects the consideration to which we expect to be entitled in exchange for these services. The measurement and recognition of revenue requires us to make certain judgments and estimates.

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

Episodes of Care Services

Caravan Health enters into contracts with customers to provide multiple services around the management of the ACO model. These include, but are not limited to, population health software, analytics, practice improvement, compliance, marketing, governance, surveys and licensing. The overall objective of the services provided is to help the customer receive shared savings from CMS. Caravan Health enters into arrangements with customers wherein we receive a contracted percentage of each customer’s portion of shared savings if earned. We recognize shared savings revenue as performance obligations are satisfied over time, commensurate with the recurring ACO services provided to the customer over a 12-month calendar year period. The shared savings transaction price is variable, and therefore, we estimate an amount in which we expect to be entitled to receive for each 12-month calendar year performance obligation period.

In order to estimate this variable consideration, management initially uses estimates of historical performance of the ACOs. We consider inputs such as attributed patients, expenditures, benchmarks and inflation factors. We adjust our estimates at the end of each reporting period to the extent new information indicates a change is needed. We apply a constraint to the variable consideration estimate in circumstances where we believe the data received is incomplete or inconsistent, so as not to have the estimates result in a significant revenue reversal in future periods. Although our estimates are based on the information available to us at each reporting date, new and material information may cause actual revenue earned to differ from the estimates recorded each period. These include, among others, HCC coding information, quarterly reports from CMS, unexpected changes in attributed patients and other limitations of the program beyond our control. We receive final reconciliations from CMS and collect the cash related to shared savings earned annually in the third or fourth quarter of each year for the preceding calendar year.

The remaining sources of Caravan Health revenue in our Episodes of Care Services segment are recognized over time when, or as, the performance obligations are satisfied and are primarily based on a fixed fee or per member per month fee. Therefore, they do not require significant estimates and assumptions by management. See Note 6 Revenue Recognition.
Recent accounting pronouncements

For more information on recently issued accounting pronouncements, see Note 2 to our Condensed Consolidated Financial Statements covered under Part I, Item 1of this Quarterly Report on Form 10-Q.
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

Pursuant to the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by FASB or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We take advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies. Accordingly, the information contained herein may be different than the information you receive from other public companies.

We also take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act so long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our proxy statement and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

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

At March 31, 2022, we had total variable rate debt outstanding under our Credit Agreement of $348.3 million. If the effective interest rate of our variable rate debt outstanding as of March 31, 2022 were to increase by 100 basis points (1%), our annual interest expense would increase by approximately $3.5 million.

At March 31, 2022, our total unrestricted cash and cash equivalents were $451.3 million. Throughout the year, we invest any excess cash in short-term investments, primarily money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our interest income. The impact will depend on variables such as the magnitude of rate changes and the level of excess cash balances. We do not consider this risk to be material. We manage such risk by continuing to evaluate the best investment rates available for short-term, high-quality investments.
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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial and Administrative Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
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

Item 1A. Risk Factors.

There have been no material changes with respect to the risk factors disclosed in our 2021 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.
Item 3. Defaults upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

None.

Item 6. Exhibits.
The exhibits listed in the index below are filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q.

3.1
Amended and Restated Certificate of Incorporation of Signify Health, Inc. (incorporated herein by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2021)

10.1*	Form of Signify Health, Inc. Non-Qualified Stock Option Award Agreement under the 2021 Long-Term Incentive Plan

10.2*	Form of Signify Health, Inc. Restricted Stock Unit Award Agreement under the 2021 Long-Term Incentive Plan

10.3*	Form of Amended and Restated Incentive Unit Agreement

10.4*	Form of Signify Health, Inc. Amended and Restated Notice of Substitute of Non-Statutory Stock Option Grant (2019 Plan Performance-Based)

10.5*	Amended and Restated Incentive Unit Agreement between Cure TopCo, LLC, Cure Aggregator, LLC and Bradford Kyle Armbrester (time- and performance-vesting), dated March 7, 2022

10.6*	Amended and Restated Incentive Unit Agreement between Cure TopCo, LLC, Cure Aggregator, LLC and Peter Boumenot (time- and performance-vesting), dated March 7, 2022

10.7*	Amended and Restated Incentive Unit Agreement between Cure TopCo, LLC, Cure Aggregator, LLC and Peter Boumenot (time- and performance-vesting), dated March 7, 2022

10.8*	Amended and Restated Incentive Unit Agreement between Cure TopCo, LLC, Cure Aggregator, LLC and Josh Builder (time- and performance-vesting), dated March 7, 2022

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101*	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Members’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File – The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is formatted in iXBRL (included as Exhibit 101)

*    Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNIFY HEALTH, INC.

Date: May 5, 2022	By:	/s/ Kyle Armbrester
Kyle Armbrester
Chief Executive Officer

Date: May 5, 2022	By:	/s/ Steven Senneff
Steven Senneff
President, Chief Financial and Administrative Officer