Form 10-K/A
period 2021-12-31
Signify Health, Inc.
filed 2022-05-31
CIK 1828182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of May 27, 2022, the number of outstanding shares of Class A common stock, $0.01 par value, was 176,364,619 and the number of outstanding shares of Class B common stock, $0.01 par value, was 57,515,043.
DOCUMENTS INCORPORATED BY REFERENCE
Designated portions of the Registrant's Proxy Statement for its 2022 Annual Meeting of Stockholders, which was filed on April 5, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

Auditor Name: Deloitte & Touche LLP	Auditor Location: Stamford, CT	Auditor Firm ID: 34

EXPLANATORY NOTE

The purpose of this Amendment (the “Amendment”) to our Form 10-K for the year ended December 31, 2021 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2022, is solely to correct an inadvertent omission of certain language from paragraph 4 of the Exhibit 31.1 and Exhibit 31.2 certifications originally filed with our Form 10-K.

This Amendment contains only the Cover Page, this Explanatory Note and Exhibits 31.1 and 31.2. No other changes have been made to the Form 10-K as filed with the SEC on March 3, 2022. This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Form 10-K and our other filings with the SEC.

Item 15. Exhibits and Financial Statement Schedules.
Exhibits

The exhibits listed in the index below are filed or incorporated by reference as a part of this Amendment to the Annual Report on Form 10-K.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101*	The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Members’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

104*	Cover Page Interactive Data File – The cover page from this Annual Report on Form 10-K/A for the year ended December 31, 2021 is formatted in iXBRL (included as Exhibit 101)

*    Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNIFY HEALTH, INC.

Date: May 31, 2022	By:	/s/ Kyle Armbrester
Kyle Armbrester
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew S. Holt	Chairman	May 31, 2022
Matthew S. Holt

/s/ Kyle Armbrester	Chief Executive Officer and Director (principal executive officer)	May 31, 2022
Kyle Armbrester

/s/ Steven Senneff	President, Chief Financial and Administrative Officer (principal financial officer)	May 31, 2022
Steven Senneff

/s/ Laurence Orton	Chief Accounting Officer (principal accounting officer)	May 31, 2022
Laurence Orton

/s/ Taj J. Clayton	Director	May 31, 2022
Taj J. Clayton

/s/ Heather Dixon	Director	May 31, 2022
Heather Dixon

/s/ Arnold Goldberg	Director	May 31, 2022
Arnold Goldberg

/s/ Brandon H. Hull	Director	May 31, 2022
Brandon H. Hull

/s/ Kevin M. McNamara	Director	May 31, 2022
Kevin M. McNamara

/s/ Albert A. Notini	Director	May 31, 2022
Albert A. Notini

/s/ Kyle B. Peterson	Director	May 31, 2022
Kyle B. Peterson

/s/ Vivian E. Riefberg	Director	May 31, 2022
Vivian E. Riefberg
5