Form 10-Q/A
period 2022-03-31
Signify Health, Inc.
filed 2022-05-31
CIK 1828182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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
As of May 27, 2022, there were 176,364,619 outstanding shares of Class A common stock, $0.01 par value, and 57,515,043 outstanding shares of Class B common stock, $0.01 par value.

EXPLANATORY NOTE

The purpose of this Amendment (the “Amendment”) to our Form 10-Q for the quarter ended March 31, 2022 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on May 5, 2022, is solely to correct an inadvertent omission of certain language from paragraph 4 of the Exhibit 31.1 and Exhibit 31.2 certifications originally filed with our Form 10-Q.

This Amendment contains only the Cover Page, this Explanatory Note and Exhibits 31.1 and 31.2. No other changes have been made to the Form 10-Q as filed with the SEC on May 5, 2022. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

Item 6. Exhibits.
The exhibits listed in the index below are filed or incorporated by reference as a part of this Amendment to the Quarterly Report on Form 10-Q.

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

SIGNIFY HEALTH, INC.

Date: May 31, 2022	By:	/s/ Kyle Armbrester
Kyle Armbrester
Chief Executive Officer

Date: May 31, 2022	By:	/s/ Steven Senneff
Steven Senneff
President, Chief Financial and Administrative Officer

4