Form 10-Q
period 2022-06-30
Signify Health, Inc.
filed 2022-08-04
CIK 1828182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
As of July 31, 2022, there were 176,809,527 outstanding shares of Class A common stock, $0.01 par value, and 57,631,046 outstanding shares of Class B common stock, $0.01 par value.

Signify Health, Inc.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Balance Sheets (unaudited, in millions, except shares)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$439.4	$678.5
Accounts receivable, net	217.9	217.2
Contract assets	172.6	84.3
Restricted cash	2.3	5.7
Prepaid expenses and other current assets	18.2	14.9
Total current assets	850.4	1000.6

Property and equipment, net	23.4	23.7
Goodwill	369.7	597.1
Intangible assets, net	436.6	455.3
Operating lease right-of-use assets	24.8	—
Deferred tax assets	52.7	38.8
Other assets	10.4	11.7
Total assets	$1,768.0	$2,127.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$86.0	$136.7
Contract liabilities	52.5	32.9
Current maturities of long-term debt	3.5	3.5
Current tax receivable agreement liability	5.0	—
Other current liabilities	15.6	10.0
Total current liabilities	162.6	183.1

Long-term debt	334.0	334.9
Contingent consideration	35.4	—
Customer EAR liability	63.6	48.6
Tax receivable agreement liability	51.4	56.3
Deferred tax liabilities	20.5	—
Noncurrent operating lease liabilities	28.4	—
Other noncurrent liabilities	1.1	11.4
Total liabilities	697.0	634.3

Commitments and Contingencies (Note 19)

Class A common stock, par value $0.01 (176,606,816 and 170,987,365 issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	1.8	1.7
Class B common stock, par value $0.01 (57,568,959 and 56,838,744 issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	0.6	0.6
Additional paid-in capital	1,165.9	1,101.3
(Accumulated deficit) Retained earnings	(362.1)	19.7
Contingently redeemable noncontrolling interest	264.8	369.6
Total stockholders' equity	1,071.0	1492.9

Total liabilities and stockholders' equity	$1,768.0	$2,127.2

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
(unaudited, in millions, except shares and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue	$246.2	$212.8	$462.7	$392.8

Operating expenses
Service expense (exclusive of depreciation and amortization shown below)	127.7	104.1	242.2	202.6
Selling, general and administrative expense (exclusive of depreciation and amortization, shown below)	84.4	64.9	154.7	122.2
Transaction-related expenses	1.7	1.0	4.9	6.6
Loss on impairment	519.9	—	519.9	—
Depreciation and amortization	20.1	17.3	38.1	34.0
Total operating expenses	753.8	187.3	959.8	365.4

(Loss) income from operations	(507.6)	25.5	(497.1)	27.4

Interest expense	4.6	6.5	8.6	13.3
Loss on extinguishment of debt	—	5.0	—	5.0
Other (income) expense	(27.4)	14.3	1.4	71.0
Other (income) expense, net	(22.8)	25.8	10.0	89.3

Loss before income taxes	(484.8)	(0.3)	(507.1)	(61.9)
Income tax expense (benefit)	5.2	(0.2)	(0.8)	(10.1)
Net loss	$(490.0)	$(0.1)	$(506.3)	$(51.8)
Net loss attributable to pre-Reorganization period	—	—	—	(17.2)
Net loss attributable to noncontrolling interest	(119.5)	(0.1)	(124.9)	(11.4)
Net loss attributable to Signify Health, Inc.	$(370.5)	$—	$(381.4)	$(23.2)

Loss per share of Class A common stock
Basic	$(2.10)	$—	$(2.19)	$(0.14)
Diluted	$(2.10)	$—	$(2.19)	$(0.14)
Weighted average shares of Class A common stock outstanding
Basic	176,350,100	168,003,727	174,565,795	167,145,986
Diluted	176,350,100	168,003,727	174,565,795	167,145,986

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in millions, except shares)

	Class A common - Shares	Class A common stock	Class B common - Shares	Class B common stock	Additional paid-in capital	Non-controlling interest	Retained earnings (Accumulated deficit)	Total stockholders' equity
Balance at March 31, 2022	176,232,513	$1.8	57,313,051	$0.6	$1,160.0	$375.1	$8.4	$1,545.9
Equity-based compensation	—	—	281,668	—	5.8	9.3	—	15.1
Vesting of restricted stock units	26,120	—			(0.1)			(0.1)
Proceeds from exercises of stock options	179,110	—	—	—	0.5	0.2	—	0.7
Issuance of Class A common stock under stock purchase plan	143,313	—			1.3	0.4		1.7
Tax payments on behalf of non-controlling interest	—	—	—	—	—	(0.5)	—	(0.5)
Exchange of LLC units	25,760	—	(25,760)	—	0.2	(0.2)	—	—
Issuance of Class A common stock in connection with Caravan Health acquisition, net of tax	—	—	—	—	(1.8)	—	—	(1.8)
Net loss	—	—	—	—	—	(119.5)	(370.5)	(490.0)
Balance at June 30, 2022	176,606,816	$1.8	57,568,959	$0.6	$1,165.9	$264.8	$(362.1)	$1,071.0

	Class A common - Shares	Class A common stock	Class B common - Shares	Class B common stock	Additional paid-in capital	Non-controlling interest	Retained earnings (Accumulated deficit)	Total stockholders' equity
Balance at March 31, 2021	167,967,856	$1.7	57,622,302	$0.6	$1,082.3	$369.6	$(23.2)	$1,431.0
Equity-based compensation subsequent to Reorganization Transactions	—	—	288,920	—	1.8	1.5	—	3.3
Proceeds from exercises of stock options	55,299	—	—	—	0.1	—	—	0.1
Tax payments on behalf of non-controlling interest	—	—	—	—	—	(10.4)	—	(10.4)
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	(0.1)	—	(0.1)
Balance at June 30, 2021	168,023,155	$1.7	57,911,222	$0.6	$1,084.2	$360.6	$(23.2)	$1,423.9

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in millions, except shares)

	Class A common - Shares	Class A common stock	Class B common - Shares	Class B common stock	Additional paid-in capital	Non-controlling interest	Retained earnings (Accumulated deficit)	Total stockholders' equity
Balance at January 1, 2022	170,987,365	$1.7	56,838,744	$0.6	$1,101.3	$369.6	$19.7	$1,492.9
Adoption of new accounting standard	—	—	—	—	—	—	(0.4)	(0.4)
Equity-based compensation	—	—	774,051	—	8.7	13.0	—	21.7
Vesting of restricted stock units	83,771	—	—	—	(0.1)	—	—	(0.1)
Proceeds from exercises of stock options	586,397	—	—	—	1.7	0.6	—	2.3
Issuance of Class A common stock under stock purchase plan	143,313	—	—	—	1.3	0.4	—	1.7
Tax payments on behalf of non-controlling interest	—	—	—	—	—	(0.8)	—	(0.8)
Exchange of LLC units	43,836	—	(43,836)	—	0.3	(0.3)	—	—
Issuance of Class A common stock in connection with Caravan Health acquisition, net of tax	4,762,134	0.1	—	—	52.7	7.2	—	60.0
Net loss	—	—	—	—	—	(124.9)	(381.4)	(506.3)
Balance at June 30, 2022	176,606,816	$1.8	57,568,959	$0.6	$1,165.9	$264.8	$(362.1)	$1,071.0

	Cure TopCo, LLC (Prior to Reorganization Transactions)	Signify Health, Inc. Stockholders' Equity
	Members' Equity	Class A common - Shares	Class A common stock	Class B common - Shares	Class B common stock	Additional paid-in capital	Non-controlling interest	Retained earnings (Accumulated deficit)	Total stockholders' equity
Balance at January 1, 2021	$894.0	—	$—	—	$—	$—	$—	$—	$894.0
Net loss prior to Reorganization Transactions	(17.2)	—	—	—	—	—	—	—	(17.2)
Equity-based compensation prior to Reorganization Transactions	0.9	—	—	—	—	—	—	—	0.9
Impact of Reorganization Transactions and IPO
Initial effect of the Reorganization Transactions and IPO on noncontrolling interests	(877.7)	140,758,464	1.4	57,613,676	0.6	620.8	254.9	—	—
Contribution of New Remedy Corp to Signify Health Inc.	—	—	—	—	—	(26.0)	—	—	(26.0)
Issuance of Class A common stock in IPO, net of issuance costs	—	27,025,000	0.3	—	—	479.3	125.3	—	604.9
Deferred tax adjustment related to Reorganization and tax receivable agreement	—	—	—	—	—	6.3	—	—	6.3
Class B subscription fee receivable	—	—	—	—	—	0.6	—	—	0.6
Post- IPO activity
Equity-based compensation subsequent to Reorganization Transactions	—	—	—	297,546	—	2.7	2.2	—	4.9
Proceeds from exercises of stock options	—	239,691	—	—	—	0.5	—	—	0.5
Tax payments on behalf of non-controlling interest	—	—	—	—	—	—	(10.4)	—	(10.4)
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	(11.4)	(23.2)	(34.6)
Balance at June 30, 2021	$—	168,023,155	$1.7	57,911,222	$0.6	$1,084.2	$360.6	$(23.2)	$1,423.9
See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited, in millions)

	Six months ended June 30,
	2022	2021
Operating activities
Net loss	$(506.3)	$(51.8)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	38.1	34.0
Asset impairment	519.9	—
Equity-based compensation	21.7	5.8
Customer equity appreciation rights	13.0	9.8
Remeasurement of customer equity appreciation rights	2.0	71.3
Amortization of deferred financing fees	1.1	1.4
Amortization of right-of-use assets	3.5	—
Loss on extinguishment of debt	—	5.0
Remeasurement of contingent consideration	4.9	2.2
Payment of contingent consideration	—	(1.9)
Deferred income taxes	(15.7)	(14.3)
Changes in operating assets and liabilities:
Accounts receivable	0.9	54.0
Prepaid expenses and other current assets	(1.3)	(2.7)
Contract assets	(79.2)	(30.4)
Other assets	1.3	(0.6)
Accounts payable and accrued expenses	(51.8)	(25.7)
Contract liabilities	19.6	13.3
Other current liabilities	(3.4)	(1.8)
Noncurrent operating lease liabilities	(3.8)	—
Other noncurrent liabilities	—	(1.6)
Net cash (used in) provided by operating activities	(35.5)	66.0

Investing activities
Capital expenditures - property and equipment	(3.8)	(1.9)
Capital expenditures - internal-use software development	(14.3)	(11.6)
Purchase of long-term investment	(0.3)	—
Business combinations, net of cash acquired	(189.6)	(0.4)
Net cash used in investing activities	(208.0)	(13.9)

Financing activities
Repayment of long-term debt	(1.8)	(412.5)
Proceeds from issuance of long-term debt	—	350.0
Repayments of borrowings under financing agreement	(0.3)	(0.3)
Payment of contingent consideration	—	(13.1)
Payment of debt issuance costs	—	(9.2)
Distributions to/on behalf of non-controlling interest members	(0.8)	(10.4)
Proceeds from IPO, net	—	604.8
Refunds (payments) of taxes on behalf of New Remedy Corp	—	0.1
Proceeds related to the issuance of common stock under stock plans	3.9	0.5
Net cash provided by financing activities	1.0	509.9

(Decrease) increase in cash, cash equivalents and restricted cash	(242.5)	562.0
Cash, cash equivalents and restricted cash - beginning of period	684.2	77.0
Cash, cash equivalents and restricted cash - end of period	$441.7	$639.0

Supplemental disclosures of cash flow information
Cash paid for interest	$7.3	$12.6
Cash payments, net of refunds, for taxes	15.7	3.7
Noncash transactions
Capital expenditures not yet paid	2.6	0.8
Assumption of liabilities from New Remedy Corp	—	26.0
Issuance of common stock related to acquisition	60.0	—
Items arising from LLC interest ownership exchanges:
Establishment of liabilities under tax receivable agreement	(0.1)	—
See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.Nature of Operations

Signify Health, Inc. (referred to herein as “we”, “our”, “us”, “Signify Health” or the “Company”) was incorporated in the state of Delaware on October 1, 2020 and was formed for the purpose of completing an initial public offering (“IPO”) of its common stock and related reorganization transactions as described below. As a result of the reorganization transactions in February 2021, we control, and therefore consolidate the operations, of Cure TopCo, LLC (“Cure TopCo”) and its direct and indirect subsidiaries.

Cure TopCo is a Delaware limited liability company formed on November 3, 2017. Cure TopCo has adopted a holding company structure and is the indirect parent company of Signify Health, LLC (“Signify”), a Delaware limited liability company. Signify was formed on November 3, 2017. Operations are performed through our wholly-owned subsidiaries.

We are a healthcare platform that leverages advanced analytics, proprietary technology and datasets, and nationwide healthcare provider networks to create and power value-based payment programs. Our customers include health plans, governments, employers, health systems and physician groups. To date, we have operated in two segments of the value-based healthcare payment industry: in-home health evaluations (“IHE”), or the Home & Community Services segment, and payment models based on individual episodes of care, or the Episodes of Care Services segment. IHEs are health evaluations performed by a clinician in the home to support payors’ participation in Medicare Advantage and other government-run managed care plans. Payment models based on individual episodes of care organize or bundle payments for all, or a substantial portion of, services received by a patient in connection with an episode of care, such as a surgical procedure, particular condition or other reason for a hospital stay. Our solutions support value-based payment programs by aligning financial incentives around outcomes, providing tools to health plans and healthcare organizations designed to assess and manage risk and identify actionable opportunities for improved patient outcomes, care coordination and cost-savings. Through our platform, we coordinate what we believe is a holistic suite of clinical, social, and behavioral services to address an individual’s healthcare needs and prevent adverse events that drive excess cost, all while shifting services towards the home.

On March 1, 2022, we acquired Caravan Health, Inc. (“Caravan Health”), see Note 4 Business Combinations. With this combination, we now provide a broader range of value-based and shared savings models from advanced primary care to specialty care bundles to total cost of care programs. Caravan Health has allowed us to expand our total cost of care enablement services. Total cost of care enablement services include multiple services around the management of total cost of care payment models, such as Accountable Care Organizations (“ACOs”), where our clients take responsibility for the cost of a patient’s healthcare over the course of a year. These services include, but are not limited to, population health software, analytics, practice improvement, compliance, marketing, governance, surveys and licensing. The overall objective of the services provided is to help the customer receive shared savings.

On July 7, 2022, we announced our plans to exit our Episodes of Care Services business, as described in Note 24 Subsequent Events.
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

Notes to the Condensed Consolidated Financial Statements (unaudited)

Reorganization Transactions
In connection with the IPO, Signify Health and Cure TopCo completed a series of transactions (“Reorganization Transactions”), the effects of which included, among other things, Signify Health becoming the controlling shareholder of Cure TopCo.

As of June 30, 2022, we owned approximately 75.4% of the economic interest in Cure TopCo. The non-controlling interest, consisting of certain pre-IPO members who retained their equity ownership in Cure TopCo subsequent to the Reorganization Transactions, owned the remaining 24.6% economic interest in Cure TopCo.
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

We have two operating segments, Home & Community Services and Episodes of Care Services as described in Note 1 Nature of Operations. On July 7, 2022, we announced our plans to exit our Episodes of Care business, as described in Note 24. Subsequent Events.

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

As of June 30, 2022, the COVID-19 pandemic continues to evolve and impact our Episodes of Care Services segment due to the passage of time between episode initiation and the performance and subsequent recognition of revenue for our services; see Note 3 The COVID-19 Pandemic. As a result, many of our estimates and assumptions

Notes to the Condensed Consolidated Financial Statements (unaudited)

have required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in the future.

See Note 6 Revenue Recognition for changes in estimates related to revenue recognition for the BPCI-A program in the second quarter of 2022.

Comprehensive Income (Loss)
We have not identified any incremental items that would be considered a component of comprehensive income (loss) and accordingly a statement of comprehensive income (loss) is not reflected in the Condensed Consolidated Financial Statements because net loss and comprehensive loss are the same.

Restricted Cash
Under our Master Agreement with the Centers for Medicare and Medicaid Services (“CMS”), we were required to place certain funds in escrow for the benefit of CMS. These amounts, known as a Secondary Repayment Source (“SRS”), were primarily based on the size of our participation in the legacy CMS Bundled Payments for Care Improvement (“BPCI”) program, the predecessor program of the Bundled Payments for Care Improvement - Advanced initiative (“BPCI-A”). These funds were available to CMS as a supplemental payment source if we failed to pay amounts owed to CMS. Under the agreement, the funds are returned to us 18 months after the conclusion of the effective period of the CMS Master Agreement, or when all financial obligations to CMS are fulfilled. As of December 31, 2021, there was $0.5 million in the SRS account included in restricted cash on the Condensed Consolidated Balance Sheets related to BPCI-A, all of which was released in the first quarter of 2022.

We also withhold a portion of shared savings to customers in a “holding pool” to cover any potential subsequent negative adjustments through CMS’s subsequent reconciliation true-up process. These funds are distributed to customers following the final true-up if there is no negative adjustment. These amounts represent consideration payable to the customer and therefore have reduced revenue in the period earned. The funds have been received by us from CMS and are held in a separate cash account, included as restricted cash on the Condensed Consolidated Balance Sheets. Since the funds are payable to the customer at the point the final CMS true-up is made or a negative adjustment is due to us, the amounts are also included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, there was $1.8 million and $5.2 million of restricted cash in the holding pool, respectively.

In addition, as of June 30, 2022 we held $0.5 million in a separate cash account, included as restricted cash on the Condensed Consolidated Balance Sheets, in relation to an ACO owned by our subsidiary Caravan Health. This ACO is part of a risk model under the CMS Medicare Shared Savings Program (“MSSP”) where it shares in both the savings and losses. The ACO has a master letter of credit with CMS as the recipient where the letter of credit is used as protection against unpaid losses, should the ACO fail to remit payment in the event that losses occur. The letter of credit is collateralized by the ACO members, by either cash remitted or subordinated letters of credit. This restricted cash will only be used if an ACO member fails to remit payment in connection with a subordinated letter of credit.

The following table reconciles cash, cash equivalents, and restricted cash per the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets:

	June 30, 2022	December 31, 2021
	(in millions)
Cash and cash equivalents	$439.4	$678.5
Restricted cash	2.3	5.7
Total cash, cash equivalents, and restricted cash	$441.7	$684.2

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

Notes to the Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2022 and December 31, 2021, we had an allowance for doubtful accounts of $10.1 million and $7.9 million, respectively.

Advertising and Marketing Costs
Advertising and marketing costs are included in selling, general and administrative expenses (“SG&A”) and are expensed as incurred. Advertising and marketing costs totaled $0.2 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $0.4 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively.

Accounting for Leases
We lease various property and equipment, with the majority of our leases consisting of real estate leases. Effective January 1, 2022, we adopted ASC Topic 842 Leases (“ASC 842”). Under ASC 842, a lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Our contracts determined to be or contain a lease include explicitly or implicitly identified assets where we have the right to substantially all of the economic benefits of the assets and we have the ability to direct how and for what purpose the assets are used during the lease term. Leases are classified as either operating or financing. All of our leases meet the criteria to be classified as operating leases. For operating leases, we recognize a lease liability equal to the present value of the remaining lease payments, and a right of use asset equal to the lease liability, subject to certain adjustments, such as prepaid rents, initial direct costs and lease incentives received from the lessor. We use the incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate is the rate of interest that we would have to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment.

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

Recent Accounting Pronouncements

Recently Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASC 842”) which requires lessees to recognize leases on the balance sheet by recording a right-of-use asset and lease liability. This guidance was effective for non-public entities for annual reporting periods beginning after December 15, 2021. We adopted this new guidance as of January 1, 2022 and applied the transition option, whereby prior comparative periods are not retrospectively presented in the consolidated financial statements. We elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and the lessee practical expedient to combine lease and non-lease components for all asset classes. We made a policy election to not recognize right-of-use assets and lease liabilities for short-term leases for all asset classes. See Note 8 Leases.

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance (“ASU 2021-10”) which requires annual disclosures that increase the

Notes to the Condensed Consolidated Financial Statements (unaudited)

transparency of transactions with a government accounted for by applying a grant or contribution accounting model, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. ASU 2021-10 was effective for all entities for fiscal years beginning after December 31, 2021. We adopted this new guidance as of January 1, 2022. There was no material impact on our condensed consolidated financial statements upon adoption.

Pending Adoption

We are an “emerging growth company” under the Jumpstart Our Business Startups Act (“JOBS Act”). Pursuant to the JOBS Act, an emerging growth company has the option to adopt new or revised accounting standards that may be issued by FASB or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We intend to take advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies. The effective dates below are the effective dates we expect to adopt the new accounting pronouncements, which are those permitted for a company that is not an issuer.

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
3.The COVID-19 Pandemic

Our operations in our Home & Community Services segment were significantly affected by the COVID-19 pandemic early in 2020. However, as the COVID-19 pandemic has evolved, we have been able to pivot and flex the volume of virtual IHEs (“vIHEs”) if needed, in particular when there are spikes in COVID-19 case rates as new variants emerge, and as a result we have not experienced a material impact to our results of operation in our Home & Community Services segment as a result of the ongoing pandemic since the second quarter of 2020.

Our Episodes of Care Services segment has experienced a prolonged negative impact related to the pandemic. At certain times during the pandemic, governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments, including certain acute and post-acute care services, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with the COVID-19 virus. In the third quarter of 2020, CMS announced that all episodes with a COVID-19 diagnosis, irrespective of the impact on the outcome of the episode, would be excluded from reconciliations, and this exclusion has extended into 2022, resulting in a negative impact to our program size. Further, beginning with the reconciliation results received from CMS during the second quarter of 2021, we saw a negative impact on our savings rate, primarily related to the under-diagnosis of co-morbidities and the use of higher cost next site of care facilities, both of which drove costs higher and, in turn, lowered our savings rates. Due to the nature of the BPCI-A program, there is a significant lag between when the episodes are initiated and when CMS reconciles those services and we recognize revenue over a 13 month period encompassing both of those points in time. The specific impact of the lower volumes and higher costs on our program size and revenues has resulted in a decline in weighted average program size and savings rates since the COVID-19 pandemic began in 2020.

Due to the passage of time between when we perform our services and the confirmation of results and subsequent cash settlement by CMS, COVID-19 and the aforementioned negative impacts have also negatively impacted our semiannual cash flows related to the BPCI-A program.

We continue to monitor trends related to COVID-19, including the ongoing dynamic created by new variants, changes in CDC recommendations and their impact on results of operations and financial condition on both of our operating segments.

Notes to the Condensed Consolidated Financial Statements (unaudited)

4.Business Combinations

Caravan Health Acquisition

On February 9, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Caravan Health, pursuant to which we acquired Caravan Health on March 1, 2022. Caravan Health is a leader in assisting ACOs to excel in population health management and value-based payment programs. The initial purchase price was approximately $250.0 million, subject to certain customary adjustments, and included approximately $190.0 million in cash and approximately $60.0 million in our Class A common stock, comprised of 4,726,134 shares at $12.5993 per share, which represents the volume-weighted average price per share of our common stock for the five trading days ending three business days prior to March 1, 2022. In connection and concurrently with entry into the Merger Agreement, we entered into support agreements with certain shareholders of Caravan Health, pursuant to which such shareholders agreed that, other than according to the terms of its respective support agreement, it will not, subject to certain limited exceptions, transfer, sell or otherwise dispose of any of the Signify shares acquired for a period of up to five years following closing of the merger.

In addition to the initial purchase price, the transaction included contingent additional payments of up to $50.0 million based on certain future performance criteria of Caravan Health, which if conditions are met, may be paid in the second half of 2023. The preliminary fair value of the contingent consideration as of the acquisition date was estimated to be approximately $30.5 million, which was estimated using a Black-Scholes option pricing model. We will remeasure the fair value of the contingent consideration at each reporting date until it is ultimately forfeited or settled. Changes in the estimated fair value compared to the initial estimated fair value at the acquisition date are included in SG&A expense on our Condensed Consolidated Statement of Operations. See Note 13 Fair Value Measurements. Therefore, the total purchase consideration of the transaction was determined to be $287.4 million, which consisted of cash consideration, stock consideration, and potential contingent consideration.

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

The purchase price allocation is preliminary, primarily due to final tax information being pending, and subject to change up to one year after the date of acquisition and could result in changes to the amounts recorded below. The

Notes to the Condensed Consolidated Financial Statements (unaudited)

preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of the acquisition was as follows:

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

Consolidated VIEs at June 30, 2022 and December 31, 2021 include seven physician practices that require an individual physician to legally own the equity interests as certain state laws and regulations prohibit non-physician owned business entities from practicing medicine or employing licensed healthcare providers. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the losses from and direct activities of these operations. As a result, these VIEs are consolidated and any non-controlling interest is not presented. Recourse of creditors to these VIEs is limited to the assets of the VIE entities, which totaled $31.9 million and $25.2 million at June 30, 2022 and December 31, 2021, respectively.

Notes to the Condensed Consolidated Financial Statements (unaudited)

The carrying amount and classification of the VIEs’ assets and liabilities included in the Condensed Consolidated Balance Sheets, net of intercompany amounts, are as follows:

	June 30, 2022	December 31, 2021
	(in millions)
ASSETS
Current assets
Cash and cash equivalents	$6.7	$10.6
Accounts receivable, net	25.2	14.6
Total current assets	31.9	25.2

Total assets	$31.9	$25.2

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$—	$3.4
Contract liabilities	0.6	—
Total current liabilities	0.6	3.4

Total liabilities	0.6	3.4

Company capital	40.2	29.3
Accumulated deficit	(8.9)	(7.5)
Total equity	31.3	21.8

Total liabilities and equity	$31.9	$25.2

As of June 30, 2022, Caravan Health is the sole member of four ACOs, which we have determined are VIEs. CMS offers an MSSP to ACOs, where the goal of the program is to reward the ACO participants when specific quality metrics are met and expenditures are lowered. The MSSPs have different risk models where the ACOs can either share in both savings and losses or share in only the savings. The governance structure of the VIEs does not provide Caravan Health with the ultimate decision-making authority to direct the activities that most significantly impact the VIEs’ economic performance. Based on these ACOs’ operating agreements, the power to direct the VIEs’ operations is shared among the entities that make up the ACO Board of Directors, which is required to consist of at least 75% ACO participants (hospitals, clinics, etc.). As such, we have determined we are not the primary beneficiary of these VIEs, and therefore we do not consolidate the results of these entities.

Caravan Health is ultimately liable for losses incurred by one out of the four ACOs owned by them. As of June 30, 2022, there was $0.5 million included in restricted cash on our Condensed Consolidated Balance Sheets which relates to this VIE. The ACO has a master letter of credit with CMS as the recipient where the letter of credit is used as protection against unpaid losses, should the ACO fail to remit payment in the event that losses occur. The letter of credit is collateralized by the ACO members, by either cash remitted or subordinated letters of credit. This restricted cash will only be used if an ACO member fails to remit payment in connection with a subordinated letter of credit.

Two of the four VIEs are ACOs that are not part of an MSSP risk model where the losses are shared and the remaining VIE has a guarantor that has taken full responsibility of indebtedness of the ACO, and therefore, Caravan Health is not liable for its losses.

Notes to the Condensed Consolidated Financial Statements (unaudited)

During the three and six months ended June 30, 2022, we did not make any contributions to the unconsolidated VIEs for losses incurred. Our maximum exposure to loss as a result of our involvement in these unconsolidated VIEs cannot be reasonably estimated as of June 30, 2022, as the shared losses are dependent on a number of variable factors, including estimates of patient attribution, expenditure data, benchmark data, inflation factors and CMS quality reporting. Losses incurred, if any, are determined each year once updated CMS reporting is provided, which is expected to be available in the third quarter of each year. Under the provisions of the MSSP program, once a minimum shared loss rate of 2% is exceeded, losses are calculated at a rate of 1 minus the final sharing rate, with a minimum shared loss rate of 40% and a maximum shared loss rate of 75%, not to exceed 15% of the updated benchmark. Our current ACO contracts indicate that we will bear the risk beyond the first 1% of potential losses not to exceed the MSSP maximum of 15%.
6.Revenue Recognition

Disaggregation of Revenue
We earn revenue from our two operating segments, Home & Community Services and Episodes of Care Services, under contracts that contain various fee structures. Through our Home & Community Services segment, we offer health evaluations performed either within the patient’s home, virtually or at a healthcare provider facility, primarily to Medicare Advantage health plans (and to some extent, Medicaid). Additionally, we offer certain diagnostic screening and other ancillary services, and through our Signify Community solution, we offer access to services to address healthcare concerns related to social determinants of health. Through our Episodes of Care Services segment, we primarily provide services designed to improve the quality and efficiency of healthcare delivery by developing and managing episodic payment programs in partnership with healthcare providers, primarily under the BPCI-A program with CMS. We also provide ACO services through our Caravan Health subsidiary, acquired in March 2022. Additionally, we provide certain complex care management services. All of our revenue is generated in the United States. In July 2022, we announced our plans to exit our Episodes of Care Services business, see Note 24 Subsequent Events.

We are dependent on a concentrated number of payors and provider partners with whom we contract to provide our services, see Note 22 Concentrations.

The following table summarizes disaggregated revenue from contracts with customers by source of revenue, which we believe best presents the nature, amount and timing of revenue.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in millions)
Evaluations	$207.0	$173.2	$393.2	$323.5
Other	0.6	2.2	1.3	4.3
Home & Community Services Total Revenue	207.6	175.4	394.5	327.8
Episodes	19.8	35.3	43.9	60.7
Caravan Health	16.6	—	19.8	—
Other	2.2	2.1	4.5	4.3
Episodes of Care Services Total Revenue	38.6	37.4	68.2	65.0
Consolidated Revenue Total	$246.2	$212.8	$462.7	$392.8

Notes to the Condensed Consolidated Financial Statements (unaudited)

Performance Obligations

Episodes of Care Services

There have been no material changes to our revenue recognition and estimates, other than as described below related to the semiannual BPCI-A reconciliation and the acquisition of Caravan Health.

During the second quarter of 2022, we received a semiannual BPCI-A reconciliation from CMS. Within that reconciliation, CMS applied a negative retrospective price adjustment to the benchmark prices against which savings are measured for specific episodes under the BPCI-A program. Several BPCI-A participants, including us, disputed the price adjustment. Our dispute is based on price trend data independently collected that indicates a positive price adjustment should be applied and corresponds with inflation in the medical services industry. CMS subsequently recommended participants provide formal evidence of the pricing errors. We responded to the request in July 2022, and upon receipt of our submission, CMS deemed the reconciliation period to remain open. As a result of the open reconciliation period and our view that the information presented in the reconciliation was not accurate, we did not change our current revenue estimates and do not plan to update them until there is further resolution or clarity of this matter. As of June 30, 2022, we recorded $48.9 million, $24.8 million and $8.9 million in revenue related to performance periods beginning in April 2021, October 2021 and April 2022, respectively, that may be impacted in the event a negative price adjustment prevails. Changes in management’s estimates of prior period performance could result in the reversal of revenue and a further loss may be recorded. CMS has indicated it will respond to error notices in the third quarter of 2022.

The determination that the semiannual reconciliation is not deemed final has delayed the recognition of accounts receivable for our Episodes of Care Services segment as of June 30, 2022. Estimated revenue amounts related to this reconciliation period continue to be included in contract assets on our Condensed Consolidated Balance Sheets. Historically, we received a final reconciliation in the second quarter of each year, thereby reducing the associated contract assets and recording accounts receivable for the amounts to be collected. Accordingly, the cash collections from the delayed reconciliation will also deviate from historical cash collection seasonality trends.

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

Notes to the Condensed Consolidated Financial Statements (unaudited)

Related Balance Sheet Accounts

The following table provides information about accounts included on the Condensed Consolidated Balance Sheets.

	June 30, 2022			December 31, 2021
	Episodes of Care Services	Home & Community Services	Total	Episodes of Care Services	Home & Community Services	Total
	(in millions)
Assets
Accounts receivable, net (1)	$38.5	$179.4	$217.9	$100.1	$117.1	$217.2
Contract assets (2)	$164.9	$7.7	$172.6	$82.8	$1.5	$84.3
Liabilities
Shared savings payable (3)	$20.5	$—	$20.5	$63.4	$—	$63.4
Contract liabilities (4)	$48.3	$4.2	$52.5	$27.8	$5.1	$32.9
Deferred revenue (5)	$0.8	$0.2	$1.0	$0.1	$3.5	$3.6

(1)Accounts receivable, net for Episodes of Care Services included $1.3 million due from CMS as of June 30, 2022 primarily related to amounts not yet collected for the fifth reconciliation period of the BPCI-A program. As of December 31, 2021, accounts receivable, net for Episodes of Care Services included $56.2 million due from CMS primarily related to the fifth reconciliation period of the BPCI-A program. Accounts receivable, net for Home & Community Services included $13.8 million and $3.7 million in amounts not yet billed to customers, as of June 30, 2022 and December 31, 2021, respectively. The remaining amount of accounts receivable for both Episodes of Care Services and Home & Community Services represent amounts to be received from customers. Home & Community Services accounts receivable as of June 30, 2022 reflected strong IHE volume in the second quarter.
(2)Contract assets primarily represent management’s estimate of amounts we expect to receive under the BPCI-A program related to the next two reconciliation periods. Due to the dispute of the most recent reconciliation, as of June 30, 2022, contract assets include amounts related to three reconciliation periods. As of June 30, 2022, contract assets covered episodes of care commencing in the period from April 2021 through June 2022. Estimates for program size and savings rate are based on information available as of the date of the financial statements. We record an estimate of revenue related to these performance obligations over the 13-month period starting in the period the related episodes of care commence and through the estimated receipt of the semiannual CMS reconciliation file. Any changes to these estimates based on new information will be recorded in the period such information is received. Total savings generated and revenue earned for the episodes of care in which a component of the contract asset recorded as of June 30, 2022 relates to, will be included in the next semiannual reconciliation received from CMS. Historically, a final reconciliation would have been received during the second quarter of 2022, and shared savings amounts included in the reconciliation would have decreased estimated amounts in contract assets. Due to our dispute with CMS regarding the price adjustment included in the most recent reconciliation, as of June 30, 2022, contract assets include estimated amounts related to three reconciliation periods. Contract assets for Episodes of Care Services segment also included $21.0 million related to estimated shared savings under the Caravan Health ACO services programs. Contract assets in the Home & Community Services segment of $7.7 million as of June 30, 2022 represent management’s estimate of amounts to be received from clients as a result of certain variable consideration discounts over extended contract term and service levels being achieved during the contractual period.
(3)Total shared savings payable is included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets. Shared savings payable for Episodes of Care Services included $23.9 million due to CMS as of December 31, 2021, all of which was settled with CMS in the first quarter of 2022. Shared savings payable included $18.7 million as of June 30, 2022 primarily related to the fifth reconciliation received in December 2021, which is expected to be paid to customers related to their portion of savings earned under the BPCI-A program. Additionally, there is $1.8 million included in shared savings payable at June 30, 2022, which represents amounts withheld from customers under the BPCI-A program

Notes to the Condensed Consolidated Financial Statements (unaudited)

based on contractual withholding percentages. This amount has been received by us from CMS and is held as restricted cash. We expect to remit these amounts to customers at the conclusion of the program, at which time both restricted cash and the liability will be reduced.
(4)Contract liabilities in our Episodes of Care Services segment represent management’s estimate of savings amounts we expect to share with our customers based on contractual shared savings percentages related to the amounts we expect to be entitled to receive under the BPCI-A program for the next two reconciliation periods. Due to our dispute with CMS regarding the price adjustment included in the most recent reconciliation, as of June 30, 2022, contract liabilities include estimated amounts related to three reconciliation periods. As of June 30, 2022, contract liabilities of $48.3 million cover episodes of care commencing in the period from April 2021 through June 2022. These amounts offset the gross amount we expect to receive for the same period included in contract assets as of June 30, 2022. Contract liabilities in the Home & Community Services segment of $4.2 million as of June 30, 2022 represent management’s estimate of potential refund liabilities due to certain clients as a result of certain service levels not being achieved during the contractual periods.
(5)Deferred revenue is included in other current liabilities on the Condensed Consolidated Balance Sheets and primarily relates to advance payments received from certain customers.

The table below summarizes the activity recorded in the contract asset and liability accounts for the periods presented.

	Three months ended June 30,		Six months ended June 30,
Contract Assets	2022	2021	2022	2021
	(in millions)		(in millions)
Balance at beginning of period	$132.5	$61.3	$84.3	$27.8
Acquired in Caravan Health Acquisition	—	—	9.1	—
Performance obligation completed, converted to accounts receivable	—	(27.4)	—	(27.4)
Estimated revenue recognized related to performance obligations satisfied at a point-in-time	3.4	—	6.3	—
Estimated revenue recognized related to performance obligations satisfied over time	36.7	24.3	72.9	57.8
Balance at end of period	$172.6	$58.2	$172.6	$58.2

	Three months ended June 30,		Six months ended June 30,
Contract Liabilities	2022	2021	2022	2021
	(in millions)		(in millions)
Balance at beginning of period	$44.0	$20.8	$32.9	$6.2
Performance obligation completed, converted to shared savings payable	(0.2)	(4.4)	(0.2)	(4.4)
Payments made to customer	(0.5)	—	(0.5)	(0.6)
Estimated amounts due to customer related to performance obligations satisfied at a point-in-time	—	1.1	(0.3)	2.2
Estimated amounts due to customer related to performance obligations satisfied over time	9.2	2.0	20.6	16.1
Balance at end of period	$52.5	$19.5	$52.5	$19.5

Notes to the Condensed Consolidated Financial Statements (unaudited)

	Three months ended June 30,		Six months ended June 30,
Deferred Revenue	2022	2021	2022	2021
	(in millions)		(in millions)
Balance at beginning of period	$2.6	$7.0	$3.6	$3.8
Acquired in Caravan Health Acquisition	—	—	0.5	—
Payments received from customers	0.1	0.7	0.7	8.2
Revenue recognized upon completion of performance obligation	(1.7)	(3.3)	(3.8)	(7.6)
Balance at end of period	$1.0	$4.4	$1.0	$4.4

	Three months ended June 30,		Six months ended June 30,
Shared Savings Payable	2022	2021	2022	2021
	(in millions)		(in millions)
Balance at beginning of period	$37.4	$74.4	$63.4	$80.8
Amounts paid to customer and/or CMS	(16.9)	(108.5)	(84.7)	(115.0)
Amounts due to customer upon completion of performance obligation	—	88.3	41.8	88.4
Balance at end of period	$20.5	$54.2	$20.5	$54.2
7.Property and Equipment

Property and equipment, net were as follows as of each of the dates presented:

	June 30, 2022	December 31, 2021
	(in millions)
Computer equipment	$25.3	$22.0
Leasehold improvements	18.6	18.5
Furniture and fixtures	7.1	6.5
Software	2.4	2.5
Projects in progress	0.7	0.7
Property and equipment, gross	54.1	50.2
Less: Accumulated depreciation and amortization	(30.7)	(26.5)
Property and equipment, net	$23.4	$23.7

Depreciation and amortization expense for property and equipment, inclusive of amounts subsequently written off or disposed from accumulated depreciation, was $2.2 million and $2.1 million for the three months ended June 30, 2022 and 2021, respectively, and $4.4 million and $4.1 million for the six months ended June 30, 2022 and 2021, respectively. There was no impairment of property and equipment during the three or six months ended June 30, 2022 or 2021.
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

Notes to the Condensed Consolidated Financial Statements (unaudited)

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

Right-of-use Assets and Lease Liabilities

The following table presents our operating lease right-of-use assets and lease liabilities as of June 30, 2022. Current lease liabilities are included in other current liabilities on the Condensed Consolidated Balance Sheets.

June 30, 2022
(in millions)
Operating lease right-of-use assets	$24.8

Current portion of operating lease liabilities	7.9
Non-current operating lease liabilities	28.4
Total Lease Liabilities	$36.3

For the three and six months ended June 30, 2022, cash paid for amounts included in the measurement of operating lease liabilities was $2.6 million and $5.3 million, respectively.

Notes to the Condensed Consolidated Financial Statements (unaudited)

Our operating lease expense is recorded as a component of SG&A in our Condensed Consolidated Statements of Operations. The components of lease expense were as follows as of each of the dates presented:

	Three months ended June 30, 2022	Six months ended June 30, 2022
	(in millions)
Operating lease cost	$2.1	$4.2
Variable lease cost	0.7	1.4
Sublease income	(0.6)	(1.3)
Total Lease Cost(1)	$2.2	$4.3
(1) Excludes short-term lease expense, which is not material

The following table presents the weighted average remaining lease term and discount rate of our operating leases as of June 30, 2022:

Weighted Average Lease Term (Years)	6.3
Weighted Average Discount Rate	4.7%

We enter into contracts to lease office space and equipment with terms that expire at various dates through 2032. The lease term at the lease commencement date is determined based on the non-cancellable period for which we have the right to use the underlying asset, together with any periods covered by an option to extend the lease if we are reasonably certain to exercise that option, periods covered by an option to terminate the lease if we are reasonably certain not to exercise that option, and periods covered by an option to extend (or not to terminate) the lease in which the exercise of the option is controlled by the lessor. We considered a number of factors when evaluating whether the options in our lease contracts were reasonably certain of exercise, such as length of time before option exercise, expected value of the leased asset at the end of the initial lease term, importance of the lease to overall operations, costs to negotiate a new lease, and any contractual or economic penalties.

As of June 30, 2022, maturities of our operating lease liabilities are as follows:

Remainder of 2022	$4.6
2023	8.8
2024	5.5
2025	4.8
2026	4.1
Thereafter	14.6
Total lease payments	42.4
Less: imputed interest	(6.1)
Present value of operating lease liabilities	$36.3

Effective April 1, 2022, we entered into a new lease agreement for a facility in Galway, Ireland. The lease term is 15 years with an option to terminate after 10 years. It is not reasonably certain that we will not exercise the option to terminate after 10 years; therefore, the total lease payments are expected to be approximately $7.0 million over 10 years.

Effective October 1, 2021, we entered into a lease agreement for a facility in Oklahoma City, OK. The lease term is 7.25 years, with two 5-year options to renew, and total lease payments are expected to be approximately $4.1 million. The lessor and its agents have completed building this retail space and the lease commenced July 1,

Notes to the Condensed Consolidated Financial Statements (unaudited)

2022. As the lease had not yet commenced as of June 30, 2022, it is not included in the right-of-use asset or lease liabilities recorded as of June 30, 2022. In addition, we entered into a lease agreement for a facility in New York, NY which is expected to commence February 1, 2024, once our current lease for this facility expires on January 31, 2024. The lease term is 5.75 years, with one 5-year option to renew, and total lease payments are expected to be approximately $22.7 million.

Disclosures Related to Periods Prior to Adoption of ASC 842

As of December 31, 2021, future minimum lease payments under non-cancellable operating leases were as follows:

2022	$10.2
2023	8.7
2024	6.1
2025	9.3
2026	8.6
Thereafter	21.5
$64.4
9.Intangible Assets

Intangible assets were as follows as of each of the dates presented:

		June 30, 2022			December 31, 2021
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated amortization	Net Carrying Value	Gross Carrying Amount	Accumulated amortization	Net Carrying Value
		(in millions)
Customer relationships	3 - 20	$482.3	$(95.9)	$386.4	$530.5	$(129.1)	$401.4
Acquired and capitalized software	3 - 6	107.4	(57.8)	49.6	134.3	(80.4)	53.9
Tradename	3	0.7	(0.1)	0.6	—	—	—
Total		$590.4	$(153.8)	$436.6	$664.8	$(209.5)	$455.3

We capitalized $7.5 million and $5.9 million for the three months ended June 30, 2022 and 2021, respectively, and $14.3 million and $11.6 million for the six months ended June 30, 2022 and 2021, respectively, of internally-developed software costs. During the six months ended June 30, 2022, we acquired $93.9 million of intangible assets in connection with the acquisition of Caravan Health (see Note 4 Business Combinations), which included preliminary values for customer relationships of $69.8 million (10-year useful life), acquired technology of $23.4 million (5-year useful life) and a tradename of $0.7 million (3-year useful life).

We recorded a $66.7 million impairment of customer relationships and $26.5 million impairment of acquired and capitalized software for the three and six months ended June 30, 2022, included in Loss on Impairment on our Condensed Consolidated Statements of Operations. During the three months ended June 30, 2022, we received the semiannual reconciliation from CMS, which included a negative retrospective price adjustment to the benchmark prices against which savings are measured for specific episodes under the BPCI-A program, and which we believe have made the program unsustainable. As a result, we subsequently made the decision to wind down our Episodes of Care Services business. The receipt of this semiannual reconciliation was determined to be a triggering event which indicated that the carrying amount of the relevant asset group may not be recoverable. We assessed the recoverability of the asset group by determining whether the carrying value exceeded the sum of the projected undiscounted cash flows expected to result from the eventual disposition of the assets over the remaining economic lives. This assessment indicated that the carrying value of the asset group is not recoverable; therefore, we estimated the fair value of the asset group using a discounted cash flow methodology and implied market values which were

Notes to the Condensed Consolidated Financial Statements (unaudited)

concluded to be zero as the underlying customer contracts cannot be sold or transferred. The fair value was deemed to be de minimis due to the decision to abandon the asset group, resulting in a full impairment of the related intangible assets.

There was no impairment of intangible assets for the three and six months ended June 30, 2021.

Amortization expense for intangible assets, inclusive of amounts subsequently written off from accumulated amortization, was $17.9 million and $15.2 million for the three months ended June 30, 2022 and 2021, respectively, and $33.7 million and $29.9 million for the six months ended June 30, 2022 and 2021, respectively. Expected amortization expense as of June 30, 2022 related to intangible assets, including internal-use software development costs, was as follows:

(in millions)
Remainder of 2022	$23.8
2023	44.3
2024	39.9
2025	33.6
2026	32.3
Thereafter	262.7
$436.6
10.Goodwill
The change in the carrying amount of goodwill for each reporting unit is as follows:

	Home & Community Services	Episodes of Care Services	Total
	(in millions)
Balance at December 31, 2021	$170.4	$426.7	$597.1
Business combinations	—	199.3	199.3
Impairment	$—	$(426.7)	$(426.7)
Balance at June 30, 2022	$170.4	$199.3	$369.7

We recorded a $426.7 million goodwill impairment during the three and six months ended June 30, 2022, included in Loss on Impairment in our Condensed Consolidated Statements of Operations. During the three months ended June 30, 2022, we received the semiannual reconciliation from CMS, which included a negative retrospective price adjustment to the benchmark prices against which savings are measured for specific episodes under the BPCI-A program, and which we believe have made the program unsustainable. As a result, we subsequently made the decision to wind down our Episodes of Care Services business. The receipt of this semiannual reconciliation was determined to be a triggering event and we therefore completed an assessment of the goodwill of the Episodes of Care Services reporting unit. We performed a quantitative impairment test by comparing the carrying amount of the Episodes of Care Services reporting unit to its fair value. We estimated the fair value of the reporting unit using a discounted cash flow model and net tangible carrying value, excluding Caravan Health. We determined the fair value of Caravan Health has not changed since the acquisition date was so recent and Caravan Health’s earnings to date have slightly exceeded the original forecast. The carrying amount of the Episodes of Care Services reporting unit exceeded its estimated fair value; therefore, we recognized an impairment loss equal to the excess of the reporting unit’s carrying amount over its fair value.

There was no impairment related to goodwill during the three and six months ended June 30, 2021.

Notes to the Condensed Consolidated Financial Statements (unaudited)

11.Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2022	2021
	(in millions)
Accrued payroll and payroll-related expenses	$31.3	$46.5
Other accrued expenses	28.1	19.6
Shared savings payable	20.5	63.4
Accounts payable	5.6	5.6
Accrued income taxes	0.5	1.6
Total accounts payable and accrued liabilities	$86.0	$136.7
12.Long-Term Debt

Long-term debt was as follows:

	June 30,	December 31,
	2022	2021
	(in millions)
Revolving Facility	$—	$—
2021 Term Loan	347.3	349.1
Total debt	347.3	349.1
Unamortized debt issuance costs	(5.5)	(6.0)
Unamortized discount on debt	(4.3)	(4.7)
Total debt, net	337.5	338.4
Less current maturities	(3.5)	(3.5)
Total long-term debt	$334.0	$334.9

As of June 30, 2022 and December 31, 2021, the effective interest rate on the 2021 Term Loan borrowings was 6.13% and 3.75%, respectively. In July 2022, our corporate credit rating was upgraded by S&P to B+, which per the terms of the 2021 Credit Agreement, will reduce the applicable rate for the 2021 Term Loan by 25 basis points effective July 2022.

The 2021 Credit Agreement is secured by substantially all of the assets of Signify and its subsidiaries. The 2021 Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and events of default. Negative covenants include, among others (and in each case subject to certain exceptions), limitations on incurrence of liens by Signify and its restricted subsidiaries, limitations on incurrence of indebtedness by Signify and its restricted subsidiaries, limitations on making dividends and other distributions, limitations on engaging in asset sales, limitation on making investments, limitations on engaging in transactions with affiliates. As a result of these restrictions, substantially all of the subsidiary net assets are deemed restricted as of December 31, 2021. Additionally, the 2021 Credit Agreement includes a requirement that the consolidated first lien net leverage ratio (as defined in the 2021 Credit Agreement) as of the end of any fiscal quarter is not greater than 4.50 to 1.00 if on the last day of such fiscal quarter the Revolving Facility and letters of credit outstanding exceeds 35% of the total amount of Revolving Facility commitments at such time. As of June 30, 2022, we were in compliance with all financial covenants.

We currently have no borrowings outstanding under the Revolving Facility. As of June 30, 2022, we had $172.8 million available borrowing capacity under the Revolving Facility, as the borrowing capacity is reduced by outstanding letters of credit.

Notes to the Condensed Consolidated Financial Statements (unaudited)

The aggregate principal maturities of long-term debt due subsequent to June 30, 2022 are as follows:

(in millions)
Remainder of 2022	$1.7
2023	3.5
2024	3.5
2025	3.5
2026	3.5
Thereafter	331.6
$347.3
13.Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis were as follows:

		June 30, 2022
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
		(in millions)
Cash equivalents	Money market funds	$331.3	$—	$—	$331.3
Customer EAR liability	Customer equity appreciation rights	—	—	61.0	61.0
Customer EAR liability	EAR letter agreement	—	—	2.6	2.6
Contingent consideration	Consideration due to sellers	—	—	35.4	35.4
		December 31, 2021
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
		(in millions)
Cash equivalents	Money market funds	$400.1	$—	$—	$400.1
Customer EAR liability	Customer equity appreciation rights	—	—	48.6	48.6
Contingent consideration	Consideration due to sellers	—	—	—	—

There were no transfers between Level 1 and Level 2, or into or out of Level 3, during the three or six months ended June 30, 2022 or 2021.

Fair value of assets measured on a non-recurring basis include intangible assets when there is an impairment triggering event. See Note 9 Intangible Assets and Note 10 Goodwill.

Notes to the Condensed Consolidated Financial Statements (unaudited)

The changes in Level 3 liabilities measured at fair value on a recurring basis were as follows:

Contingent Consideration

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Beginning of period	$30.6	$15.4	$—	$15.2
Payment of contingent consideration	—	(15.0)	—	(15.0)
Initial measurement of contingent consideration due to sellers	—	—	30.5	—
Remeasurement of contingent consideration included in selling, general and administrative expense	4.8	2.0	4.9	2.2
Balance at end of period	$35.4	$2.4	$35.4	$2.4

Customer equity appreciation rights

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Beginning of period	$84.0	$83.3	$48.6	$21.6
Grant date fair value estimate recorded as reduction to revenue	4.9	4.9	9.8	9.8
Grant date fair value estimate of EAR letter agreement recorded as reduction to revenue	1.6	—	3.2	—
Remeasurement of fair value of customer EAR agreements included in other expense (income), net	(26.6)	14.5	2.6	71.3
Remeasurement of fair value of EAR letter agreement, included in other expense (income), net	(0.3)	—	(0.6)	—
Balance at end of period	$63.6	$102.7	$63.6	$102.7

Notes to the Condensed Consolidated Financial Statements (unaudited)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows as of June 30, 2022:

	Fair Value (in millions)	Valuation Technique	Significant Unobservable Inputs	Assumption
Customer equity appreciation rights	$61.0	Monte Carlo	Volatility	60.0%
			Dividend yield	0%
			Risk-free rate	2.98%
			Expected term (years)	3

EAR Letter Agreement	$2.6	Monte Carlo	Volatility	60.0%
			Dividend yield	0%
			Risk-free rate	2.98%
			Expected term (years)	3

Consideration due to sellers	$35.4	Black-Scholes	Volatility	18.5%
			Discount Rate	4.10%
			Risk Free Rate	1.71%
			Credit Spread	5.80%
			Expected term (years)	1.25

Fair value of the contingent consideration related to the Caravan Health acquisition (see Note 4 Business Combinations) is measured using the Black-Scholes option pricing model, which uses certain assumptions to estimate the fair value, including long-term financial forecasts, expected term until payout, volatility, discount rate, credit spread, and risk-free rate. The expected volatility and discount rate are calculated using comparable peer companies, adjusted for Caravan Health’s operational leverage. The risk-free interest rate is based on the U.S. Treasury rates that are commensurate with the term of the contingent consideration. Changes in the estimated fair value compared to the initial estimated fair value at the acquisition date are included in SG&A expense on our Condensed Consolidated Statement of Operations, and are impacted by the passage of time and Caravan Health’s progress in meeting the future performance criteria.

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

Initial Public Offering
On February 16, 2021, we completed our IPO of 27,025,000 shares of our Class A common stock at a public offering price of $24 per share, which included 3,525,000 shares issued pursuant to the full exercise of the underwriters’ over-allotment option. Signify Health received gross proceeds of $648.6 million, which resulted in net cash proceeds of $609.7 million after deducting underwriting discounts and commissions of $38.9 million and before fees and expenses incurred in connection with the IPO incurred and paid for by Cure TopCo. We used the proceeds to purchase newly-issued membership interests from Cure TopCo at a price per interest equal to the IPO price of our Class A common stock, net of the underwriting discounts and commissions.

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

The following table summarizes the ownership interests in Cure TopCo as of June 30, 2022:

	LLC Units	Ownership Percentage
Number of LLC Units held by Signify Health, Inc.	176,606,816	75.4%
Number of LLC Units held by noncontrolling interests	57,568,959	24.6%
Total LLC Units outstanding	234,175,775	100.0%

LLC Units held by the Continuing Pre-IPO LLC Members are redeemable or exchangeable for, at our election and with appropriate approvals, newly issued shares of Class A common stock on a one-for-one basis or a cash payment in accordance with the terms of the Cure TopCo LLCA.

During the three and six months ended June 30, 2022, 25,760 and 43,836 LLC units, respectively, were exchanged by Continuing Pre-IPO LLC Members, and shares of Class A common stock were issued on a one-for-one basis.
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

Notes to the Condensed Consolidated Financial Statements (unaudited)

Stock Options
The total fair value on March 7, 2022, the amendment effective date, based on a Black-Scholes value of $8.49, for the March 2022 amended stock options as described above, was $6.9 million, of which we recorded $0.9 million and $1.1 million during the three and six months ended June 30, 2022, respectively. Subsequent to these amendments, there are no longer any stock options outstanding that are subject only to performance-based vesting conditions that are not probable of occurring.
The following is a summary of stock option activity for awards subject to time-based vesting for the six months ended June 30, 2022:

	Outstanding Options	Weighted average exercise price per share
Outstanding at December 31, 2021	4,926,357	$9.98
Granted	4,753,215	$14.66
Converted to time-based vesting	817,081	$8.46
Forfeited	(529,642)	$16.38
Exercised	(586,397)	$3.88
Expired	(4,117)	$14.41
Outstanding at June 30, 2022	9,376,497	$12.24

Restricted Stock Units (“RSUs”)

A summary of restricted stock unit activity for the period presented is as follows:

	Restricted Stock Units	Weighted Avg. Grant Date FMV
Outstanding at December 31, 2021	602,745	$18.37
Granted	3,426,967	$14.09
Vested	(87,724)	$24.10
Forfeited	(326,454)	$15.20
Outstanding at June 30, 2022	3,615,534	$14.46

Stock-based compensation expense

During the three months ended June 30, 2022, we recognized $6.0 million and $0.5 million, of equity-based compensation expense included in SG&A expense and Service expense, respectively, on the Condensed Consolidated Statements of Operations related to stock options and RSUs. During the three months ended June 30, 2021, we recognized $1.9 million of equity-based compensation expense included in SG&A expense on the Condensed Consolidated Statements of Operations related to stock options and RSUs.

During the six months ended June 30, 2022, we recognized $9.1 million and $0.7 million, of equity-based compensation expense included in SG&A expense and Service expense, respectively, on the Condensed Consolidated Statements of Operations related to stock options and RSUs. During the six months ended June 30,

Notes to the Condensed Consolidated Financial Statements (unaudited)

2021, we recognized $2.9 million of equity-based compensation expense included in SG&A expense on the Condensed Consolidated Statements of Operations related to stock options and RSUs.

As of June 30, 2022, we had total unrecognized compensation expense of $92.7 million related to 10,301,937 unvested time-based stock options and RSUs which we expect to recognize over a weighted average period of 1.7 years.

Employee Stock Purchase Plan

A summary of ESPP share reserve activity for the six months ended June 30, 2022 is as follows:

	Shares	Weighted average price
Available for future purchases, beginning of year	4,567,246
Shares issued (a)	2,418,470
Common stock purchased	(143,313)	$11.73
Available for future purchases, end of period	6,842,403

(a) On January 1, 2022, the number of shares reserved for issuance was increased by 2,418,470.

During the three and six months ended June 30, 2022, we recognized $0.2 million and $0.3 million, respectively, of equity-based compensation expense included in SG&A expense on the Condensed Consolidated Statements of Operations related to the ESPP.

LLC Incentive Units
The total fair value on the amendment date for the March 2022 amended LLC Incentive Units as described above was based on the closing stock price on the amendment date of $14.19, resulting in total fair value of $50.7 million, of which we recorded $6.1 million and $0.2 million in equity-based compensation expense included in SG&A expense and service expense, respectively, on the Condensed Consolidated Statements of Operations during the three months ended June 30, 2022. During the six months ended June 30, 2022, we recorded $7.8 million and $0.2 million in equity-based compensation expense included in SG&A expense and service expense, respectively, on the Condensed Consolidated Statements of Operations.
As of June 30, 2022, 6,072,405 of the outstanding LLC units are unvested. This includes 1,700,259 that were not amended and remain subject to performance-based vesting criteria which were not probable of occurring as of June 30, 2022.

In addition to the expense noted above related to those awards amended in March 2022, during the three months ended June 30, 2022 and 2021, we recognized $1.2 million and $1.5 million, respectively, of equity-based compensation expense related to LLC Units included in SG&A expense on the Condensed Consolidated Statements of Operations, respectively. During the six months ended June 30, 2022 and 2021, we recognized $2.5 million and $2.9 million, respectively, of equity-based compensation expense related to LLC Units included in SG&A expense on the Condensed Consolidated Statements of Operations, respectively.

As of June 30, 2022, there was $45.4 million of total unrecognized compensation expense related to unvested time-based Incentive Units expected to be recognized over a weighted average period of 0.9 years. Additionally, there was approximately $2.9 million of unrecognized compensation expense related to Incentive Units with performance-based vesting, in which the vesting conditions were not probable of occurring as of June 30, 2022.

Notes to the Condensed Consolidated Financial Statements (unaudited)

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock for the three and six months ended June 30, 2022 and 2021. The basic and diluted loss per share for the six months ended June 30, 2021 only includes the period from February 12, 2021 to June 30, 2021, which represents the period wherein we had outstanding Class A common stock.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in millions)
Net loss	$(490.0)	$(0.1)	$(506.3)	$(51.8)
Less: Net loss attributable to pre-Reorganization Transactions	—	—	—	(17.2)
Less: Net loss attributable to the noncontrolling interest	(119.5)	(0.1)	(124.9)	(11.4)
Net loss attributable to Signify Health, Inc.	$(370.5)	$—	$(381.4)	$(23.2)

Weighted average shares of Class A common stock outstanding - Basic	176,350,100	168,003,727	174,565,795	167,145,986

Earnings (loss) per share of Class A common stock - Basic	$(2.10)	$—	$(2.19)	$(0.14)
Earnings (loss) per share of Class A common stock - Diluted	$(2.10)	$—	$(2.19)	$(0.14)

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

Notes to the Condensed Consolidated Financial Statements (unaudited)

result, these shares, which were outstanding, were excluded from the computation of diluted loss per share for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Antidilutive Shares:
Stock Options	9,376,497	5,951,435	9,376,497	6,832,885
RSUs	3,615,534	85,552	3,615,534	151,880
LLC Units	57,568,959	67,049,882	57,568,959	67,049,882
18.Transaction-related Expenses

During the three and six months ended June 30, 2022, we incurred $1.7 million and $4.9 million, respectively, of transaction-related expenses primarily in connection with the acquisition of Caravan Health as well as other corporate development activities, such as potential mergers and acquisitions, strategic investments and other similar activities. These transaction-related expenses primarily related to consulting and other professional services expenses, as well as certain integration-related expenses following the acquisition of Caravan Health including employee compensation costs and professional services fees.

For the three and six months ended June 30, 2021, we incurred $1.0 million and $1.9 million, respectively, of transaction-related expenses related to expenses incurred in connection with corporate development activities, such as potential mergers and acquisitions, strategic investments and other similar activities. These transaction-related expenses related to consulting, compensation, and integration-type expenses. Additionally, for the six months ended June 30, 2021, we incurred $4.7 million of costs in connection with our IPO.
19.Commitments and Contingencies

Letters of Credit

As of June 30, 2022, we had outstanding letters of credit totaling $12.2 million, including $3.0 million related to leased properties and $9.2 million in favor of CMS, which are required in the event of a negative outcome on certain episodes of care within the BPCI-A program and we do not settle the related amounts owed to CMS. This amount reduces the borrowing amount available to us under our Revolving Facility as of June 30, 2022. See Note 12 Long-Term Debt for the total value of letters of credit under this facility. However, the terms of BPCI-A also require that certain partners provide a related reciprocal letter of credit for the majority of this amount. In February 2022, the entire $8.8 million of the reciprocal letters of credit were released as a result of collateral being available under the new credit agreement.

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

Sales Tax Reserve

During the year ended December 31, 2019, it was determined that certain Episodes of Care Services may be subject to sales tax in certain jurisdictions. Historically, we had not collected sales tax from our Episodes of Care Services customers as we believed the services were not taxable. As of June 30, 2022 and December 31, 2021, we had a liability of $1.9 million and $1.6 million, respectively, for potential sales tax exposure related to services performed in 2016 through the second quarter of 2020, included in other current liabilities on the Condensed Consolidated

Notes to the Condensed Consolidated Financial Statements (unaudited)

Balance Sheets. During the three and six months ended June 30, 2022, we received final audit settlement with certain states that resulted in $0.1 million and $0.3 million, respectively, in SG&A expense on the Condensed Consolidated Statement of Operations. We are in the process of settling the remaining potential exposure with the various states and we began collecting sales tax from customers in the second quarter of 2021 for 2020 services.

Customer Equity Appreciation Rights

As of June 30, 2022, there was approximately $9.9 million of original grant date fair value unrecognized related to the original customer EAR agreements, which we expect to record as a reduction of revenue through the end of 2022. We remeasure the fair value of the outstanding EAR agreements at the end of each reporting period and record any changes in fair value to other expense (income), net in our Condensed Consolidated Statement of Operations. See Note 13 Fair Value Measurements for changes in estimated fair value and valuation techniques used to estimate the EAR.

In December 2021, we and our customer agreed to extend our existing commercial arrangements through the middle of 2026 and established targets for the minimum number of IHEs to be performed on behalf of the customer each year (the “Volume Targets”). We also entered into a letter agreement (the “EAR Letter Agreement”) with the customer that provides that, in the event of a change in control of the Company or certain other corporate transactions, and subject to achievement of the Volume Targets, if the aggregate amount paid under the EARs prior to and in connection with such event (the “Aggregate EAR Value”) is less than $118.5 million, then the customer will be paid the difference between $118.5 million and the Aggregate EAR Value. The EAR Letter Agreement is a separate equity value-linked instrument, independent from the original EARs. The grant date fair value is determined based on an option pricing model. Similar to the original EARs, we will record the initial grant date fair value as a reduction to revenue over the performance period, beginning in 2022. Estimated changes in fair market value will be recorded each accounting period based on management’s current assumptions related to the underlying valuation approaches as other (income) expense, net on the Condensed Consolidated Statement of Operations. The grant date fair value of the EAR Letter Agreement was estimated to be $76.2 million and will be recorded as a reduction of revenue through June 30, 2026, coinciding with the service period. As of June 30, 2022, there was approximately $73.1 million of original grant date fair value unrecognized related to the EAR Letter Agreement, which we expect to record as a reduction of revenue as follows:

Remainder of 2022	$3.1
2023	20.0
2024	20.0
2025	20.0
2026	10.0
Total	$73.1

We remeasure the fair value of the outstanding EAR Letter Agreement at the end of each reporting period and record any changes in fair value to other expense (income), net in our Condensed Consolidated Statement of Operations. See Note 13 Fair Value Measurements for changes in estimated fair value and valuation techniques used to estimate the fair value of the EAR Letter Agreement.

Synthetic Equity Plan

In connection with our IPO in February 2021, the Synthetic Equity Plan (“SEP”) was amended to, among other things, remove the change in control payment condition and provide for cash settlement upon each vesting event based on a 30 trading day volume weighted average price of our Class A common shares. Prior to this amendment, the vesting criteria were not probable of occurring and we had not recognized any compensation expense related to these awards. Concurrent with the February 2021 amendment, we began to record compensation expense and a current liability beginning in the first quarter of 2021 related to outstanding synthetic equity awards (“SEUs”) subject to time-based vesting. The liability and expense are adjusted each reporting period based upon actual cash settlements and the underlying value of our Class A common stock. The SEU liability is included in accounts

Notes to the Condensed Consolidated Financial Statements (unaudited)

payable and accrued expenses on our Condensed Consolidated Balance Sheet. We have not recorded any expense related to the outstanding SEUs subject to performance-based vesting as the vesting criteria were not probable of occurring as of June 30, 2022. Most of the outstanding SEUs subject to performance-based vesting were amended in March 2022, to add a time-based vesting component and therefore, we began recognizing compensation expense related to these outstanding SEUs over the amended service period.

As of June 30, 2022, 118,072 SEUs were subject to time-based vesting.

The following table summarizes the change in the SEU liability:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in millions)
Balance at beginning of period	$0.3	$0.7	$0.2	$—
SEU expense included in service expense	—	—	0.1	0.6
SEU expense included in SG&A expense	0.1	0.3	0.2	1.2
Cash payments	(0.1)	(0.3)	(0.2)	(1.1)
Balance at end of period	$0.3	$0.7	$0.3	$0.7

Contingent Consideration

As of June 30, 2022, we recorded $35.4 million in long-term contingent consideration on our Condensed Consolidated Balance Sheets related to potential payments due upon the completion of certain performance targets in connection with our acquisition of Caravan Health in March 2022. See Note 4 Business Combinations. If contingent milestones are achieved under the terms of the Merger Agreement, we expect to make any payments due during the second half of 2023.
20.Income Taxes

Income tax (benefit) expense for the three months ended June 30, 2022 and 2021, was $5.2 million and $(0.2) million, respectively, and for the six months ended June 30, 2022 and 2021, was $(0.8) million and $(10.1) million, respectively. Our effective tax rate for the three and six months ended June 30, 2022 was (1.1)% and 0.2%, respectively, compared to 52.7% and 16.3% for the three and six months ended June 30, 2021. Our effective tax rates for the three and six months ended June 30, 2022 are lower than the U.S. Federal statutory rate of 21% primarily due to nondeductible goodwill impairment, impact of non-controlling interest, and changes in valuation allowance. Our effective tax rate for the three months ended June 30, 2021 was higher than the U.S. Federal statutory rate of 21% primarily due to stock option exercises. Our effective tax rate for the six months ended June 30, 2021 was lower than the U.S. Federal statutory rate of 21% due to not being subject to income taxes on the portion of earnings that are attributable to the non-controlling interest and loss in the pre-reorganization period partially offset by state taxes.

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

Notes to the Condensed Consolidated Financial Statements (unaudited)

We have evaluated our tax positions and have identified uncertain tax positions for which a reserve should be recorded. Accordingly, a provision for uncertainties in income taxes of $0.3 million has been recorded and is included in other noncurrent liabilities on our Condensed Consolidated Balance Sheet as of June 30, 2022. As of December 31, 2021, there was no provision for uncertainties in income taxes.

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

As of June 30, 2022, we had a liability of $56.4 million related to the projected obligations under the TRA. TRA related liabilities are classified as current or noncurrent based on the expected date of payment. During the six months ended June 30, 2022, we recorded an immaterial increase in the TRA liability. As of June 30, 2022, there was $5.0 million due within 12 months and is included within current liabilities on our Condensed Consolidated Balance Sheet.
21.Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by our Chief Operating Decision Maker in deciding how to allocate resources and in assessing financial performance. Management views our operating performance in two reportable segments: Home & Community Services and Episodes of Care Services. On July 7, 2022, we announced our plans to exit our Episodes of Care Services business, as described in Note 24. Subsequent Events.

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

See Note 6 Revenue Recognition for a summary of segment revenue by product type for the three and six months ended June 30, 2022 and 2021. Our operating segment results for the periods presented were as follows:

Notes to the Condensed Consolidated Financial Statements (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Revenue
Home & Community Services	$207.6	$175.4	$394.5	$327.8
Episodes of Care Services	38.6	37.4	68.2	65.0

Segment Adjusted EBITDA
Home & Community Services	65.2	55.8	121.1	96.9
Episodes of Care Services	(2.6)	(1.2)	(13.5)	(7.9)

Less: reconciling items to loss before income taxes:
Unallocated costs (1)	2.8	31.1	48.1	103.6
Depreciation and amortization	20.1	17.3	38.1	34.0
Asset impairment	519.9	—	519.9	—
Interest expense	4.6	6.5	8.6	13.3
Loss before income taxes	$(484.8)	$(0.3)	$(507.1)	$(61.9)

(1) Unallocated costs as follows:
Other (income) expense, net (2)	(27.4)	14.3	1.4	71.0
Loss on Debt Extinguishment	—	5.0	—	5.0
Equity-based compensation	14.9	3.3	21.4	5.8
SEU Expense	0.2	0.3	0.3	1.8
Customer equity appreciation rights	6.5	4.9	13.0	9.8
Transaction-related expenses	1.7	1.0	4.9	6.6
Non-allocated costs (3)	6.9	2.3	7.1	3.6
Total unallocated costs	$2.8	$31.1	$48.1	$103.6

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

Notes to the Condensed Consolidated Financial Statements (unaudited)

We are dependent on a concentrated number of payors and provider partners with whom we contract to provide IHEs and other services. A significant portion of our revenues are generated from a small number of customers. Our largest customers accounted for the following percentages of total net revenue:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Customer A	30%	22%	33%	24%
Customer B	23%	26%	26%	28%
Customer C	*	14%	*	12%
*Revenue from this customer was less than 10% of total net revenue during the period noted.

In addition, the revenue from our top ten customers accounted for approximately 81% of our total revenue for both the three and six months ended June 30, 2022.

As of June 30, 2022, we had four customers which accounted for approximately 21%, 14%, 11%, and 10% respectively, of accounts receivable.

While CMS is not our customer, a majority of the revenue generated by Episodes of Care Services is under the CMS administered BPCI-A program and payments are received under this program in certain cases from CMS rather than directly from the customer. During the three and six months ended June 30, 2022, approximately 7% and 8%, respectively, of total consolidated revenue was generated from the BPCI-A program.
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
24.Subsequent Events

On July 7, 2022, the Board of Directors approved a restructuring plan to wind down our Episodes of Care Services segment. The Caravan Health business will not be impacted. This decision was made in light of recent retrospective trend calculations released by the Center for Medicare & Medicaid Innovation that lowered target prices for episodes in the BPCI-A program, and which we believe have made the program unsustainable. We currently expect to incur restructuring charges comprising severance and related employee costs. We may also incur additional restructuring costs comprising contract termination and facility closure costs. We expect the majority of the restructuring plan and the cash expenditures associated with these actions to be completed in 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q, including matters discussed under Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1. Legal Proceedings, Part II, Item 1A. Risk Factors, and in other sections of this Quarterly Report on Form 10-Q, that are forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include statements regarding the Company’s business operations, assets, valuations, financial conditions, results of operations, future plans, strategies, and expectations, including statements regarding our future financial performance, our Episodes of Care Services segment restructuring, our anticipated growth strategies and anticipated trends in our business, our ability to realize synergies in our businesses and our plans to expand our investment in value-based payment programs and in our product portfolio. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under Part II, Item 1A. Risk Factors and Part I, Item 1A. Risk Factors of our 2021 Annual Report on Form 10-K.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•our ability to implement our plan to wind down our Episodes of Care Services segment and realize the anticipated cost savings and positive impact on 2023 earnings;
•the estimated costs associated with the plan;
•the impact the plan will have on our operations;
•the risk that our current revenue estimates under the BPCI-A program will be significantly reduced due to the semiannual BPCI-A reconciliation from CMS;
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
•our failure to successfully execute on our growth initiatives, business strategies, or operating plans;
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
•risks associated with an increase in our indebtedness or interest rates; and
•the other risk factors described under Part II, Item 1A. Risk Factors and in Part I, Item 1A. Risk Factors of our 2021 Annual Report on Form 10-K.

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

Signify Health is a leading healthcare platform that leverages advanced analytics, proprietary technology and datasets, and nationwide healthcare provider networks to create and power value-based payment programs. Our mission is to build trusted relationships to make people healthier. Our customers include health plans, governments, employers, health systems and physician groups. We believe that we are a market leader in two fast-growing segments of the value-based healthcare payment industry: (1) in-home health evaluations (“IHEs”) and (2) total cost of care enablement services. IHEs are health evaluations performed by a clinician in the home to support payors’ participation in Medicare Advantage and other government-run managed care plans. Our mobile network of providers completed evaluations for over 1.9 million individuals participating in Medicare Advantage and other managed care plans in 2021. Total cost of care enablement services include multiple services around the management of total cost of care payment models, such as Accountable Care Organizations (“ACOs”), where our clients take responsibility for the cost of a patient’s healthcare over the course of a year. These services include, but are not limited to, population health software, analytics, practice improvement, compliance, marketing, governance, surveys and licensing. The overall objective of the services provided is to help the customer receive shared savings. We believe that these core businesses have enabled us to become integral to how health plans and healthcare providers successfully participate in value-based payment programs, and that our platform lessens the dependence on facility-centric care for acute and post-acute services and shifts more services towards alternate sites and, most importantly, the home.

On March 1, 2022, we acquired Caravan Health, Inc. (“Caravan Health”). The combination creates one of the largest national networks of providers engaged in value-based payment models providing a broader range of value-based and shared savings models from advanced primary care to specialty care bundles to total cost of care programs. We believe the acquisition of Caravan Health will also position us to better to serve community hospitals, physician practices and clinics.

On July 7, 2022, we announced our plans to exit our Episodes of Care Services business. Our Caravan Health business will not be impacted. See —”Recent Developments in 2022 and Factors Affecting Our Results of Operations” below.

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
Recent Developments in 2022 and Factors Affecting Our Results of Operations

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

Episodes of Care Services Restructuring

On July 7, 2022, the Board of Directors approved a restructuring plan to wind down our Episodes of Care Services segment. The Caravan Health business will not be impacted. This decision was made in light of recent retrospective trend calculations released by the Center for Medicare & Medicaid Innovation that lowered target prices for episodes in the BPCI-A program, and which we believe have made the program unsustainable. We currently expect to incur restructuring charges in the range of $25-$35 million primarily comprising severance and related employee costs to be recorded primarily in the second half of 2022. We may also incur additional restructuring costs comprising contract termination and facility closure costs, the amount and timing of which cannot be estimated at this time. We expect the majority of the restructuring plan and the cash expenditures associated with these actions to be completed in 2022.

There are approximately $85 million of annualized direct Episodes of Care Services costs which will be eliminated. In addition, there are approximately $60 million of annualized shared costs currently allocated to the Episodes of Care Services segment, of which we expect to eliminate approximately $30-$35 million in annualized costs by the end of 2022 as we wind down the episodes business.

BPCI-A Reconciliation

During the second quarter of 2022, we received a semiannual BPCI-A reconciliation from CMS. Within that reconciliation, CMS applied a negative retrospective price adjustment to the benchmark prices against which savings are measured for specific episodes under the BPCI-A program. Several BPCI-A participants, including us, disputed the price adjustment. Our dispute is based on price trend data independently collected that indicates a positive price adjustment should be applied and corresponds with inflation in the medical services industry. CMS subsequently recommended participants provide formal evidence of the pricing errors. We responded to the request in July 2022, and upon receipt of our submission, CMS deemed the relevant reconciliation period to remain open. As a result of the open reconciliation period and our view that the information presented in the reconciliation was not accurate, we did not change our current revenue estimates and do not plan to update them until there is further resolution or clarity of this matter. As of June 30, 2022, we recorded $48.9 million, $24.8 million and $8.9 million in revenue related to performance periods beginning in April 2021, October 2021 and April 2022, respectively, that may be impacted in the event a negative price adjustment prevails. Changes in management’s estimates of prior period performance could result in the reversal of revenue and a further loss may be recorded. CMS has indicated it will respond to error notices prior to the fourth quarter of 2022.

The determination that the semiannual reconciliation is not deemed final has delayed the recognition of accounts receivable for our Episodes of Care Services segment as of June 30, 2022. Estimated revenue amounts related to this reconciliation period continue to be included in contract assets on our Condensed Consolidated Balance Sheets. Historically, we received a final reconciliation in the second quarter of each year, thereby reducing the associated contract assets and recording accounts receivable for the amounts to be collected. Accordingly, the cash collections from the delayed reconciliation will also deviate from historical cash collection seasonality trends. We expect the related cash receipts, which we historically have received in the quarter following receipt of the semiannual BPCI-A reconciliations, will be delayed until CMS responds to our dispute.

The results of this initial reconciliation received in the second quarter of 2022 and the subsequent decision to exit the episodes of care business were determined to be an impairment triggering event for both long-lived intangible assets, including capitalized software, and goodwill. As such, we performed an asset recoverability test on the associated long-lived intangible assets and concluded the recoverability test failed and the estimated fair value was de minimis, resulting in a $66.7 million impairment of customer relationships and $26.5 million impairment of acquired and capitalized software for the three and six months ended June 30, 2022. Additionally, we completed an assessment of the goodwill of the Episodes of Care Services reporting unit and determined the carrying value exceeded the estimated fair value, resulting in a $426.7 million goodwill impairment during the three and six months ended June 30, 2022.

Caravan Health Acquisition

On March 1, 2022, we completed the acquisition of Caravan Health for an initial purchase price of approximately $250.0 million, subject to certain customary adjustments, and included $190.0 million in cash and $60.0 million in our Class A common stock, comprised of 4,726,134 shares at $12.5993 per share, which represented the volume-weighted average price per share of our common stock for the five trading days ending three business days prior to March 1, 2022. In connection and concurrently with entry into the Merger Agreement, we entered into support agreements with certain shareholders of Caravan Health, pursuant to which such shareholders agreed that, other than according to the terms of their respective support agreement, they will not, subject to certain limited exceptions, transfer, sell or otherwise dispose of any Signify shares for a period of up to five years following closing of the merger. In addition to the initial purchase price, the transaction included contingent additional payments of up to $50.0 million based on certain future performance criteria of Caravan Health, which if conditions are met, may be paid in the second half of 2023. The fair value of the contingent consideration as of the acquisition date was estimated to be approximately $30.5 million, and was approximately $35.4 million as of June 30, 2022.

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

IHE volume

During the three and six months ended June 30 2022, we completed and sent to customers approximately 0.62 million and 1.19 million IHEs, including vIHEs, respectively, compared to 0.49 million and 0.96 million IHEs in the three and six months ended June 30, 2021, respectively.

COVID-19 Update

Our operations in our Home & Community Services segment were significantly affected by the COVID-19 pandemic early in 2020. However, as the COVID-19 pandemic has evolved, we have been able to pivot and flex the volume of virtual IHEs (“vIHEs”) when necessary, in particular when there are spikes in COVID-19 case rates as new variants emerge. For example, in the second quarter of 2022, the proportion of IHEs conducted as vIHEs increased as compared to the second quarter of 2021, primarily as a result of spikes in COVID-19 cases due to the emergence of new variants. Because we are able to pivot to vIHEs as needed, we have not experienced a material impact to our results of operation due to the ongoing pandemic since the second quarter of 2020.

Our Episodes of Care Services segment has experienced a more prolonged and significant negative impact related to the pandemic. At certain times during the pandemic, governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments, including certain acute and post-acute care services, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with the COVID-19 virus. In the third quarter of 2020, CMS announced that all episodes with a COVID-19 diagnosis irrespective of the impact on the outcome of the episode, would be excluded from reconciliation, and this exclusion was extended into 2022, resulting in a negative impact to our program size. Further, beginning with the reconciliation results received from CMS during the second quarter of 2021, we saw a negative impact on our savings rate, primarily related to the under-diagnosis of co-morbidities and the use of higher cost next site of care facilities, both of which drove costs higher and, in turn, lowered our savings rates. Due to the nature of the BPCI-A program, there is a significant lag between when the episodes are initiated and when CMS reconciles those services and we recognize revenue over a 13-month period encompassing both of those points in time. The specific impact of the lower volumes on our program size and revenues has resulted in a decline in weighted average program size and savings rates since the COVID-19 pandemic began. Because our administrative fee is calculated as a percentage of program size and we receive a portion of the savings achieved in management of an episode, the decrease in episodes and related reduction in overall program size have had, and we expect will continue to have, a negative effect on our revenue.

Due to the passage of time between when we perform our services and the confirmation of results and subsequent cash settlement by CMS, COVID-19 and the aforementioned negative impacts have also negatively impacted our semiannual cash flows related to the BPCI-A program.

We continue to monitor trends related to COVID-19, including the ongoing dynamic created by new variants, changes in CDC recommendations and their impact on results of operations and financial condition on both of our operating segments.

Equity-based compensation expense

On March 1, 2022, our Board of Directors approved amendments to certain outstanding equity award agreements, subject to performance-based vesting criteria. The equity awards were amended with an effective date of March 7, 2022, and included 3,572,469 outstanding LLC Incentive Units and 817,081 outstanding stock options. The amendments added an alternative two-year service-vesting condition to the performance-vesting criteria, which, through the effective date of the amendment, were considered not probable of occurring and, therefore, we had not previously recorded any expense related to these awards. The amended equity awards will now vest based on the satisfaction of the earlier to occur of 1) a two year service condition, with 50% vesting in each of March 2023 and March 2024 or 2) the achievement of the original performance vesting criteria. As a result of this amendment, which results in vesting that is considered probable of occurring, we began to record equity-based compensation expense for these amended equity awards in March 2022. The equity-based compensation expense related to these amended awards is based on the fair value as of the effective date of the amended equity awards and will be recorded over the two year service period.

The total fair value on March 7, 2022, the amendment effective date, based on a Black-Scholes value of $8.49, was $6.9 million for the March 2022 amended stock options as described above, of which we recorded $1.1 million during the six months ended June 30, 2022. As a result of these amendments, there are no longer any stock options outstanding that are subject only to performance-based vesting conditions that are not probable of occurring.

The total fair value on the amendment date for the March 2022 amended LLC Incentive Units was based on the closing stock price on the amendment date of $14.19, resulting in total fair value of $50.7 million, of which we recorded $8.0 million in equity-based compensation expense during the six months ended June 30, 2022. Subsequent to these amendments, as of June 30, 2022, there are 1,700,259 LLC Incentive Units that remain outstanding that are subject only to performance-based vesting conditions that are not probable of occurring.

Additionally, in March 2022, our Board of Directors and the Compensation Committee approved an annual long-term incentive plan equity grant (the “2022 Annual LTIP Equity Grant”) to certain employees. A total of 2,677,979 restricted stock units and 4,059,520 stock options with an exercise price of $14.19 were granted as part of this 2022 Annual LTIP Equity Grant. All awards granted as part of the 2022 Annual LTIP Equity Grant vest equally over four years. Total grant date fair value related to the 2022 Annual LTIP Equity Grant was $68.8 million and will be recorded as equity-based compensation expense over the four year service period beginning in March 2022.

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

Non-controlling interest

The non-controlling interest ownership percentage changes as new shares of Class A common stock are issued and LLC units are exchanged for our Class A common stock. During the six months ended June 30, 2022, the change in the non-controlling interest percentage was primarily driven by the shares issued in connection with the Caravan Health acquisition. As of June 30, 2022, we held approximately 75.4% of Cure TopCo’s outstanding LLC Units and the remaining LLC Units of Cure TopCo are held by the Continuing Pre-IPO LLC Members.
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
Results of operations for the three months ended June 30, 2022 and 2021

The following is a discussion of our consolidated results of operations for the three months ended June 30, 2022 and 2021. A discussion of the results by each of our two operating segments, Home & Community Services and Episodes of Care Services, follows the discussion of our consolidated results.

The following table summarizes our results of operations for the periods presented:

	Three months ended June 30,		% Change
	2022	2021	2022 v 2021
	(in millions)
Revenue	$246.2	$212.8	15.7%
Operating expenses:
Service expense	127.7	104.1	22.6%
Selling, general and administrative expense	84.4	64.9	30.0%
Transaction-related expense	1.7	1.0	61.1%
Asset impairment	519.9	—	NM
Depreciation and amortization	20.1	17.3	16.8%
Total operating expenses	753.8	187.3	302.5%
(Loss) income from operations	(507.6)	25.5	NM
Interest expense	4.6	6.5	(30.8)%
Loss on extinguishment of debt	—	5.0	NM
Other expense (income)	(27.4)	14.3	(291.3)%
Other expense, net	(22.8)	25.8	(188.3)%
Loss before income taxes	(484.8)	(0.3)	NM
Income tax expense (benefit)	5.2	(0.2)	NM
Net loss	(490.0)	(0.1)	NM
Net loss attributable to non-controlling interest	(119.5)	(0.1)	NM
Net loss attributable to Signify Health, Inc.	$(370.5)	$—	NM

Revenue

Our total revenue was $246.2 million for the three months ended June 30, 2022, representing an increase of $33.4 million, or 15.7%, from $212.8 million for the three months ended June 30, 2021. This increase was primarily driven by a $32.2 million increase in revenue from our Home & Community Services segment as well as a $1.2 million increase in revenue from our Episodes of Care Services segment. See “—Segment results” below.

Operating expenses

Our total operating expenses were $753.8 million for the three months ended June 30, 2022, representing an increase of $566.5 million, or 302.5%, from $187.3 million for the three months ended June 30, 2021. This increase was driven by the following:

•Service expense - Our total service expense was $127.7 million for the three months ended June 30, 2022, representing an increase of $23.6 million, or 22.6%, from $104.1 million for the three months ended June 30, 2021. This increase was primarily driven by expenses related to our network of providers, which increased by $10.3 million, driven by the overall higher IHE volume, partially offset by a higher mix of vIHEs compared to in-person IHEs, which have a higher cost per evaluation. Compensation-related expenses increased by $8.0 million primarily driven by additional headcount including the incremental employees retained as part of the Caravan Health acquisition and higher benefits expense. Equity-based compensation expense increased by $0.7 million primarily due to additional equity grants and the amendment of awards with performance-based vesting to time-based vesting. Additionally, the following variable expenses increased during the three months ended June 30, 2022, primarily driven by overall higher IHE volume: $1.7 million in member outreach and other related expenses; $1.7 million in other variable costs; $0.8 million in the costs of providing other diagnostic and preventive services, including certain laboratory and testing fees; and $0.6 million in travel and entertainment. The impact of COVID-19 was less in 2022, resulting in a decrease of approximately $0.2 million in pandemic-related expenses during the first quarter of 2022 as compared to the first quarter of 2021, including lower costs related to COVID-19 tests for our providers and lower costs for personal protective equipment used by our providers while conducting IHEs.

•Selling, general and administrative (“SG&A”) expense - Our total SG&A expense was $84.4 million for the three months ended June 30, 2022, representing an increase of $19.5 million, or 30.0%, from $64.9 million for the three months ended June 30, 2021. This increase was primarily driven by equity-based compensation expense, which was higher by $10.9 million primarily due to additional equity grants and the amendment of awards with performance-based vesting to time-based vesting. Compensation-related expenses increased by $5.0 million due to additional headcount to support the overall growth in our business including the incremental employees retained as part of the Caravan Health acquisition and higher benefits costs. The remeasurement of contingent consideration increased $2.8 million in 2022 related to the potential earn out for Caravan Health, Other costs also increased, comprising $1.1 million in information technology-related expenses, including infrastructure and software costs, an increase of $1.1 million in employee travel and entertainment expenses as COVID-19 imposed travel restrictions eased, and $0.4 million in facilities-related expense. These increases were partially offset by a decrease of $1.2 million in other variable costs and $0.6 million in professional fees.

•Transaction-related expenses - Our total transaction-related expenses were $1.7 million for the three months ended June 30, 2022, representing a decrease of $0.7 million, or 61.1%, from $1.0 million for the three months ended June 30, 2021. In 2022, the transaction-related expenses primarily included certain integration-related expenses, including compensation expenses and consulting and other professional services expenses, following the Caravan Health acquisition. In 2021, the transaction-related expenses consisted primarily of consulting and other professional services expenses, incurred in connection with our IPO and general corporate development activities, including potential acquisitions that did not proceed.

•Asset impairment - Our total asset impairment was $519.9 million for the three months ended June 30, 2022. We did not record an asset impairment for the three months ended June 30, 2021. The asset impairment loss in 2022 was related to our decision to wind down our Episodes of Care Services segment as the carrying value of assets exceeded the estimated fair value as of June 30, 2022. The asset impairment loss includes a goodwill impairment of $426.7 million, a $66.7 million impairment of customer relationships and $26.5 million impairment of acquired and capitalized software.

•Depreciation and amortization - Our total depreciation and amortization expense was $20.1 million for the three months ended June 30, 2022, representing an increase of $2.8 million, or 16.8%, from $17.3 million for the three months ended June 30, 2021. This increase in depreciation and amortization expense was primarily driven by a net increase in amortization expense of $2.7 million, primarily due to additional capital expenditures related to internally-developed software over the past year and the $93.9 million in intangible assets acquired in connection with the Caravan Health acquisition in March 2022, partially offset by certain intangible assets becoming fully amortized in 2021. Additionally, there was an increase in depreciation expense of $0.2 million, primarily driven by additional capital expenditures over the past year.

Other expense, net

Other expense, net was $22.8 million expense for the three months ended June 30, 2022, representing a decrease of $48.6 million from $25.8 million in income for the three months ended June 30, 2021. This decrease was primarily driven by the remeasurement of the fair value of the outstanding customer EAR liabilities, which resulted in an unrealized gain of $26.9 million for the three months ended June 30, 2022, representing a decrease of $41.4 million from expense of $14.5 million for the three months ended June 30, 2021. In 2021, we recorded a loss on extinguishment of debt of $5.0 million in connection with the June 2021 refinancing of our credit agreement. Interest expense also decreased by $1.9 million primarily driven by the lower outstanding principal balance following our June 2021 refinancing of the 2021 Credit Agreement partially offset by higher interest rates.

Income tax expense (benefit)
Income tax expense was $5.2 million for the three months ended June 30, 2022, representing an increase of $5.4 million from $0.2 million income tax benefit for the three months ended June 30, 2021. The effective tax rate for the three months ended June 30, 2022 was (1.1)% compared to 52.7% for the three months ended June 30, 2021. The effective tax rate in 2022 is lower than the statutory federal and state income tax rate of approximately 25% primarily due to nondeductible goodwill impairment, impact of non-controlling interest, and change in valuation allowance.

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

The following table summarizes our segment revenue, segment adjusted EBITDA and the percentage of total consolidated revenue and consolidated adjusted EBITDA, respectively, for the periods presented:

	Three months ended June 30,				% Change
	2022	% of Total	2021	% of Total	2022 v 2021
	(in millions)
Revenue
Home & Community Services
Evaluations	$207.0	84.1%	$173.2	81.4%	19.5%
Other	0.6	0.2%	2.2	1.0%	(73.7)%
Total Home & Community Services revenue	207.6	84.3%	175.4	82.4%	18.3%
Episodes of Care Services
Episodes	19.8	8.0%	35.3	16.6%	(43.9)%
Caravan Health	16.6	6.7%	—	—%	100.0%
Other	2.2	1.0%	2.1	1.0%	5.8%
Total Episodes of Care Services revenue	38.6	15.7%	37.4	17.6%	3.2%
Segment Adjusted EBITDA
Home & Community Services	65.2	104.2%	55.8	102.1%	17.1%
Episodes of Care Services	(2.6)	(4.2)%	(1.2)	(2.1)%	129.6%

Home & Community Services revenue was $207.6 million for the three months ended June 30, 2022, representing an increase of $32.2 million, or 18.3%, from $175.4 million for the three months ended June 30, 2021. This increase was primarily driven by Evaluations revenue, which increased by $33.8 million. The higher Evaluations revenue was driven by increased IHE volume partially offset by a higher proportion of IHEs conducted as vIHEs, which are performed at a lower price per evaluation compared to in-person IHEs. There were more vIHEs performed in the early part of the second quarter of 2022 as a result of regional spikes in COVID-19 cases due to the emergence of new variants. Evaluations revenue included a reduction associated with the grant date fair value of the outstanding customer EARs and EAR Letter Agreement of $6.5 million and $4.9 million during the three months ended June 30, 2022 and 2021, respectively. Other revenue decreased by $1.6 million, primarily due to a decrease in revenue from our biopharmaceutical services which we exited and standalone sales of our social determinants of health product.

Episodes of Care Services revenue was $38.6 million for the three months ended June 30, 2022, representing an increase of $1.2 million, or 3.2%, from $37.4 million for the three months ended June 30, 2021. This increase was primarily driven by the Caravan Health acquisition, which contributed $16.6 million in revenue for the three months ended June 30, 2022. This increase was partially offset by a decrease of $15.5 million in Episodes revenue due to the adverse effects of COVID-19 on program size and savings rate, including lower healthcare utilization, the exclusion of episodes of care with a COVID-19 diagnosis and the impact of the patient case mix adjustment and inpatient rehabilitation center utilization on savings rate. Other revenue increased $0.1 million in 2022 primarily driven by higher membership in our complex care management services product offering.

Home & Community Services Adjusted EBITDA was $65.2 million for the three months ended June 30, 2022, representing an increase of $9.4 million, or 17.1%, from $55.8 million for the three months ended June 30, 2021. This increase was primarily driven by the increase in revenue described above partially offset by higher operating expenses as a result of the variable costs associated with increased volume and the investments to support our growth and technology.

Episodes of Care Services Adjusted EBITDA was a loss of $2.6 million for the three months ended June 30, 2022, representing a decrease of $1.4 million, or 129.6%, from a loss of $1.2 million for the three months ended June 30, 2021. This increase in the loss was primarily driven by the lower Episodes revenue described above partially offset by the contribution from the Caravan Health acquisition.
Results of operations for the six months ended June 30, 2022 and 2021

The following is a discussion of our consolidated results of operations for the six months ended June 30, 2022 and 2021. A discussion of the results by each of our two operating segments, Home & Community Services and Episodes of Care Services, follows the discussion of our consolidated results.

The following table summarizes our results of operations for the periods presented:

	Six months ended June 30,		% Change
	2022	2021	2022 v 2021
	(in millions)
Revenue	462.7	392.8	17.8%
Operating expenses:
Service expense	242.2	202.6	19.5%
Selling, general and administrative expense	154.7	122.2	26.7%
Transaction-related expense	4.9	6.6	(26.8)%
Asset impairment	519.9	—	NM
Depreciation and amortization	38.1	34.0	12.2%
Total operating expenses	959.8	365.4	162.7%
(Loss) income from operations	(497.1)	27.4	NM
Interest expense	8.6	13.3	(35.9)%
Loss on extinguishment of debt	—	5.0	NM
Other expense (income)	1.4	71.0	(98.0)%
Other expense, net	10.0	89.3	(88.8)%
Loss before income taxes	(507.1)	(61.9)	NM
Income tax benefit	(0.8)	(10.1)	(91.6)%
Net loss	$(506.3)	$(51.8)	NM
Net loss attributable to pre-Reorganization period	—	(17.2)	NM
Net loss attributable to non-controlling interest	(124.9)	(11.4)	NM
Net loss attributable to Signify Health, Inc.	$(381.4)	$(23.2)	NM

Revenue

Our total revenue was $462.7 million for the six months ended June 30, 2022, representing an increase of $69.9 million, or 17.8%, from $392.8 million for the six months ended June 30, 2021. This increase was primarily driven by a $66.7 million increase in revenue from our Home & Community Services segment as well as a $3.2 million increase in revenue from our Episodes of Care Services segment. See “—Segment results” below.

Operating expenses

Our total operating expenses were $959.8 million for the six months ended June 30, 2022, representing an increase of $594.4 million, or 162.7%, from $365.4 million for the six months ended June 30, 2021. This increase was driven by the following:

•Service expense - Our total service expense was $242.2 million for the six months ended June 30, 2022, representing an increase of $39.6 million, or 19.5%, from $202.6 million for the six months ended June 30, 2021. This increase was primarily driven by expenses related to our network of providers, which increased by $19.7 million as compared to the six months ended June 30, 2021, driven by the overall higher IHE volume as well as a higher mix of in-person IHEs compared to vIHEs, which have a lower cost per evaluation. Compensation-related expenses increased by $14.7 million primarily driven by additional headcount including the incremental employees retained as part of the Caravan Health acquisition and higher benefits expense. Equity-based compensation increased $0.4 million primarily due to additional equity grants and the amendment of awards with performance-based vesting to time-based vesting. Additionally, the following expenses increased during the six months ended June 30, 2022, primarily driven by the overall higher IHE volume: $2.3 million in other variable costs; $1.6 million in the costs of providing other diagnostic and preventive services, including certain laboratory and testing fees; $1.2 million in member outreach services and other related expenses, and $1.0 million in travel related costs. The impact of COVID-19 was less in 2022, resulting in a decrease of approximately $1.3 million in pandemic-related expenses during 2022 as compared to 2021, including lower costs related to COVID-19 tests for our providers and lower costs for personal protective equipment used by our providers while conducting IHEs.

•Selling, general and administrative (“SG&A”) expense - Our total SG&A expense was $154.7 million for the six months ended June 30, 2022, representing an increase of $32.5 million, or 26.7%, from $122.2 million for the six months ended June 30, 2021. This increase was primarily driven by equity-based compensation which increased $13.9 million primarily due to additional equity grants and the amendment of awards with performance-based vesting to time-based vesting. Compensation-related expenses increased by $9.2 million due to additional headcount to support the overall growth in our business including the incremental employees retained as part of the Caravan Health acquisition and higher benefits costs. Other costs also increased, including an increase of $2.8 million in information technology-related expenses, including infrastructure and software costs, an increase of $2.2 million in employee travel and entertainment expenses as COVID-19 imposed travel restrictions eased, an increase of $2.0 million in other variable costs and an increase of $0.4 million in facilities related expenses. The remeasurement of contingent consideration increased $2.8 million in 2022 related to the potential earnout for Caravan Health. These increases were partially offset by a decrease of $0.8 million in professional services fees.

•Transaction-related expenses - Our total transaction-related expenses were $4.9 million for the six months ended June 30, 2022, representing a decrease of $1.7 million, or 26.8%, from $6.6 million for the six months ended June 30, 2021. In 2022, the transaction-related expenses consisted primarily of consulting and other professional services incurred in connection with general corporate development activities, including the Caravan Health acquisition. In addition, transaction-related expenses in 2022 included certain integration-related expenses, including compensation expenses and consulting and other professional services expenses, following the Caravan Health acquisition. In 2021, the transaction-related expenses consisted primarily of consulting and other professional services, as well as compensation expenses, incurred in connection with our IPO and general corporate development activities, including potential acquisitions that did not proceed.

•Asset impairment - Our total asset impairment was $519.9 million for the six months ended June 30, 2022. We did not record an asset impairment for the six months ended June 30, 2021. The asset impairment loss in 2022 was related to our Episodes of Care Services segment as the carrying value of the assets exceeded the estimated fair value as of June 30, 2022. The asset impairment loss included a goodwill impairment of $426.7 million, a $66.7 million impairment of customer relationships and $26.5 million impairment of acquired and capitalized software.

•Depreciation and amortization - Our total depreciation and amortization expense was $38.1 million for the six months ended June 30, 2022, representing an increase of $4.1 million, or 12.2%, from $34.0 million for the six months ended June 30, 2021. This increase in depreciation and amortization expense was primarily driven by a net increase in amortization expense of $3.8 million, primarily due to additional capital expenditures related to internally-developed software over the past year and the $93.9 million in intangible assets acquired in connection with the Caravan Health acquisition in March 2022, partially offset by certain intangible assets becoming fully amortized in 2021. Additionally, there was an increase in depreciation expense of $0.3 million, primarily driven by additional capital expenditures over the past year.

Other expense, net

Other expense, net was $10.0 million for the six months ended June 30, 2022, representing a decrease of $79.3 million from $89.3 million for the six months ended June 30, 2021. This decrease was primarily driven by the remeasurement of the fair value of the outstanding customer EAR liabilities, which resulted in expense of $2.0 million for six months ended June 30, 2022, representing a decrease of $69.3 million from expense of $71.3 million for the six months ended June 30, 2021. In 2021, we recorded a loss on extinguishment of debt of $5.0 million in connection with the June 2021 refinancing of the 2021 Credit Agreement. Interest expense also decreased by $4.7 million primarily driven by the lower outstanding principal balance following our June 2021 refinancing of the 2021 Credit Agreement partially offset by higher interest rates. These decreases were partially offset by $0.3 million increase in interest income earned on higher excess cash balances and rising interest rates during the three months ended June 30, 2022 .

Income tax expense (benefit)
Income tax benefit was $(0.8) million for the six months ended June 30, 2022, representing a decrease of $9.2 million from an income tax benefit of $(10.1) million for the six months ended June 30, 2021. The effective tax rate for the six months ended June 30, 2022 was 0.2% compared to 16.3% for the six months ended June 30, 2021. The effective tax rate in 2022 is lower than the statutory federal and state income tax rate of approximately 25% primarily due to nondeductible goodwill impairment, impact of non-controlling interest, and change in valuation allowance.

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

The following table summarizes our segment revenue, segment adjusted EBITDA and the percentage of total consolidated revenue and consolidated adjusted EBITDA, respectively, for the periods presented:

	Six months ended June 30,				% Change
	2022	% of Total	2021	% of Total	2022 v 2021
	(in millions)
Revenue
Home & Community Services
Evaluations	$393.2	85.0%	$323.5	82.4%	21.5%
Other	1.3	0.3%	4.3	1.1%	(70.3)%
Total Home & Community Services revenue	394.5	85.3%	327.8	83.5%	20.3%
Episodes of Care Services
Episodes	43.9	9.5%	60.7	15.4%	(27.7)%
Caravan Health	19.8	4.3%	—	—%	100.0%
Other	4.5	1.0%	4.3	1.1%	3.9%
Total Episodes of Care Services revenue	68.2	14.7%	65.0	16.5%	4.9%
Segment Adjusted EBITDA
Home & Community Services	121.1	112.6%	96.9	108.8%	25.0%
Episodes of Care Services	(13.5)	(12.6)%	(7.9)	(8.8)%	NM

Home & Community Services revenue was $394.5 million for the six months ended June 30, 2022, representing an increase of $66.7 million, or 20.3%, from $327.8 million for the six months ended June 30, 2021. This increase was primarily driven by Evaluations revenue, which increased by $69.7 million. The higher Evaluations revenue was driven by increased IHE volume and a reduction in the proportion of IHEs conducted as vIHEs, which are performed at a lower price per evaluation compared to in-person IHEs. Evaluations revenue included a reduction associated with the grant date fair value of the outstanding customer EARs and EAR Letter Agreement of $13.0 million and $9.8 million during the six months ended June 30, 2022 and 2021, respectively. Other revenue decreased by $3.0 million, primarily due to a decrease in revenue from our biopharmaceutical services which we exited and standalone sales of our social determinants of health product.

Episodes of Care Services revenue was $68.2 million for the six months ended June 30, 2022, representing an increase of $3.2 million, or 4.9%, from $65.0 million for the six months ended June 30, 2021. This increase was primarily driven by the Caravan Health acquisition, which contributed $19.8 million in revenue for the six months ended June 30, 2022. This increase was partially offset by a decrease of $16.8 million in Episodes revenue due to the adverse effects of COVID-19 on program size and savings rate, including lower healthcare utilization, the exclusion of episodes of care with a COVID-19 diagnosis and the impact of the patient case mix adjustment and inpatient rehabilitation center utilization on savings rate. Other revenue increased $0.2 million in 2022 primarily driven by higher membership in our complex care management services product offering.

Home & Community Services Adjusted EBITDA was $121.1 million for the six months ended June 30, 2022, representing an increase of $24.2 million, or 25.0%, from $96.9 million for the six months ended June 30, 2021. This increase was primarily driven by the increase in revenue described above partially offset by higher operating expenses as a result of the variable costs associated with increased volume and the investments to support our growth and technology.

Episodes of Care Services Adjusted EBITDA was a loss of $13.5 million for the six months ended June 30, 2022, representing an increase in loss of $5.6 million, from a loss of $7.9 million for the six months ended June 30, 2021. This increase in the loss was primarily driven by the lower Episodes revenue described above partially offset by the contribution from the Caravan Health acquisition.
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

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under our 2021 Credit Agreement, including borrowing capacity under our Revolving Facility (as defined below). As of June 30, 2022, we had unrestricted cash and cash equivalents of $439.4 million. Our total indebtedness was $347.3 million as of June 30, 2022.

In June 2021, we entered into a credit agreement with a secured lender syndicate (the “2021 Credit Agreement”). The 2021 Credit Agreement includes a term loan of $350.0 million (the “2021 Term Loan”) and a revolving credit facility (the “Revolving Facility”) with a $185.0 million borrowing capacity. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation —Liquidity and capital resources —Indebtedness” in our 2021 Annual Report on Form 10-K. As of June 30, 2022, we had available borrowing capacity under the Revolving Facility of $172.8 million, as the borrowing capacity is reduced by outstanding letters of credit of $12.2 million. In July 2022, S&P upgraded our corporate credit rating, which in accordance with the terms of the 2021 Credit Agreement, will reduce our applicable interest rate by 25 basis points, effective July 2022.

Our principal liquidity needs are working capital and general corporate expenses, debt service, capital expenditures, obligations under the Tax Receivable Agreement, income taxes, acquisitions and other investments to help achieve our growth strategy. In March 2022, we acquired Caravan Health, using approximately $189.6 million in cash, net of the cash acquired from Caravan Health. In addition, we issued approximately $60.0 million of our Class A common stock, comprised of 4,726,134 shares at $12.5993 per share, which represented the volume-weighted average price per share of our common stock for the five trading days ending three business days prior to March 1, 2022. Under the terms of the merger agreement, there could be a contingent payment made to the sellers of Caravan Health in 2023 of up to $50 million if certain milestones are achieved.

Our capital expenditures for property and equipment to support growth in the business were $3.8 million and $1.9 million for the six months ended June 30, 2022 and 2021, respectively.

On July 7, 2022, our Board of Directors approved a restructuring plan to wind down our Episodes of Care Services segment. See “Recent Developments in 2022 and Factors Affecting Our Results of Operations —Episodes of Care Services Restructuring.” We currently expect to incur restructuring charges in the range of $25 million to $35 million primarily comprising severance and related employee costs to be recorded primarily in the second half of 2022. We may also incur additional restructuring costs comprising contract termination and facility closure costs, the amount and timing of which cannot be estimated at this time. We expect the majority of the restructuring plan and the cash expenditures associated with these actions to be completed in 2022.

Our liquidity has historically fluctuated on a quarterly basis due to our agreements with CMS under the BPCI-A program and will be further impacted due to our planned exit of the BPCI-A program and wind down of our Episodes of Care Services business. See “—Recent Developments in 2022 and Factors Affecting Our Results of Operations —Episodes of Care Services Restructuring.” Cash receipts generated under these contracts, which represents the majority of revenue in our Episodes of Care Services segment, are subject to a semiannual reconciliation cycle, which historically occurred in the second and fourth quarters of each year. Cash receipts under these contracts were typically received in the quarter subsequent to the receipt of the reconciliation, or during the first and third quarters of each year, which has and will continue to cause our liquidity position to fluctuate from quarter to quarter until our exit is complete when these will no longer be sources of cash. Due to our dispute of the pricing adjustment in the semiannual reconciliation received from CMS during the second quarter 2022, the cash we typically would have received in the third quarter 2022 will be delayed until CMS issues a resolution and final reconciliation. Further, if we are not successful in our dispute of the reconciliation results initially received in June 2022 from CMS, we expect our cash receipts for the remaining semi-annual reconciliation periods could be negatively impacted, which would negatively impact our liquidity. See “—Recent Developments in 2022 and Factors Affecting Our Results of Operations —BPCI-A Reconciliation”.

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

Our Home & Community Services segment generally experiences seasonality patterns in IHE volume as described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors affecting our results of operations” in our 2021 Annual Report on Form 10-K. We did experience a higher IHE volume during the second quarter of 2022 compared to the first quarter 2022 and expect a historical seasonality trend to continue to occur during 2022 with higher second half IHE volume, thus creating a seasonality effect on liquidity. Additionally, liquidity in our Home & Community Services segment was temporarily impacted by delayed collections during the first quarter of 2022 from certain clients where we are experiencing significant expansion. We experienced improved collections during the second quarter of 2022 compared to the first quarter of 2022 as we and our clients resolved some of the temporary delays, although we are still experiencing collection delays compared to the end of 2021.

In our Episodes of Care Services segment, the ongoing negative effects of the COVID-19 pandemic and CMS’ response to the pandemic, have impacted the semiannual reconciliations we receive and the subsequent cash receipts since late 2020. We expect to receive lower cash payments from CMS for reconciliations received in 2022 as compared to the reconciliations received prior to the pandemic. See “—Recent Developments in 2022 and Factors Affecting our Results of Operations —COVID-19 Update.” Additionally, in 2021, CMS announced a change to the period in which they will pay funds related to expirations. This change resulted in a delayed payment for one period, which had a temporary adverse impact on the cash received in the first quarter of 2022 following the receipt of our semiannual reconciliation during the fourth quarter of 2021. Further, as discussed in “—Recent Developments in 2022 and Factors Affecting our Results of Operations—BPCI-A Reconciliation” above, the semiannual reconciliation initially received in the second quarter of 2022 was not deemed final as we have disputed the pricing calculation. Accordingly, the cash receipts, which we historically would have received in the third quarter, will be delayed until CMS responds to our dispute and issues a final reconciliation.

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
Comparative cash flows

The following table sets forth our cash flows for the periods indicated:

	Six months ended June 30,
	2022	2021
	(in millions)
Net cash (used in) / provided by operating activities/	$(35.5)	$66.0
Net cash used in investing activities	(208.0)	(13.9)
Net cash provided by financing activities	1.0	509.9
Net (decrease) / increase in cash, cash equivalents and restricted cash	(242.5)	562.0
Cash, cash equivalents and restricted cash - beginning of year	684.2	77.0
Cash, cash equivalents and restricted cash - end of period	$441.7	$639.0

Operating activities

Net cash used in operating activities was $35.5 million in 2022, a decrease of $101.5 million, compared to net cash provided by operating activities of $66.0 million in 2021.

Net loss was $506.3 million in 2022, as compared to a net loss of $51.8 million in 2021. The increase in net loss was primarily due to the impairment of goodwill and certain intangible assets related to our decision to wind down our Episodes of Care Services segment restructuring partially offset by revenue growth in our Home & Community Services segment. Non-cash items were $588.5 million in 2022 as compared to $115.2 million in 2021. The increase in non-cash net expense items included in net income was primarily driven by the impairment of goodwill and certain intangible assets related to our Episodes of Care Services segment restructuring offset by the remeasurement of customer equity appreciation rights driven by changes in relative value of our stock price in 2022 compared to 2021.

Changes in operating assets and liabilities resulted in a cash decrease of $117.7 million in 2022, as compared to a cash increase of $4.5 million in 2021. The change in operating assets and liabilities was primarily driven by a net decrease in accounts receivable of $0.9 million in 2022 compared to a net decrease in accounts receivable of $54.0 million in 2021. Accounts receivable for our Home & Community Services segment increased $62.3 million in 2022 compared to a $40.9 million increase in 2021. The increase in accounts receivable in 2022 was primarily driven by higher IHE volume in 2022 and the impact of temporarily delayed collections for certain Home &

Community Services customers during 2022. Collections improved in the second quarter of 2022 compared to the first quarter of 2022, yet are still experiencing collection delays compared to the end of 2021. Accounts receivable for our Episodes of Care Services segment decreased $61.6 million in 2022 compared to a $94.9 million decrease in 2021. The lower accounts receivable in the Episodes of Care Services segment in 2022 as compared to 2021 was primarily driven by the impact of disputing the semiannual BPCI-A reconciliation, As discussed in “—Recent Developments in 2022 and Factors Affecting our Results of Operations—BPCI-A Reconciliation” above, the semiannual reconciliation initially received in the second quarter of 2022 was not deemed final as we have disputed the pricing calculation. Accordingly, no amounts related to this reconciliation period were included in accounts receivable at June 30, 2022 and the cash receipts, which we historically would have received in the third quarter of 2022, will be delayed until CMS responds to our dispute and issues a final reconciliation. This decrease was partially offset by accounts receivable related to our Caravan Health business, which was acquired on March 1, 2022.

The net impact of changes in net contract assets and liabilities during 2022 was a $59.6 million reduction in cash flows as compared to an $17.1 million decrease in cash flows in 2021. The increase in net contract assets in 2022 was primarily driven by the delayed reconciliation for the BPCI-A program at the end of the second quarter of 2022, changes in the estimate of variable consideration generated by Caravan Health, and a contract asset related to variable consideration for a customer in our Home & Community Services segment with a discount over the contract term. An increase in operating expenses as a result of the investments to support our growth and technology has further negatively impacted our operating cash flows.

Accounts receivable, contract assets and contract liabilities fluctuate from period to period as a result of periodically slower client collections, particularly in our Home & Community Services segment as we and our clients reconcile claims and resolve any temporary claims processing delays and the results of the semiannual reconciliations in our Episodes of Care Services segment.

Investing activities

Net cash used in investing activities was $208.0 million in 2022, an increase of $194.1 million, compared to net cash used in investing activities of $13.9 million in 2021. The primary use of cash from investing activities in 2022 was the initial cash consideration, net of cash acquired, for the Caravan Health acquisition of $189.6 million. Capital expenditures for property and equipment were $3.8 million in 2022 compared to $1.9 million in 2021. The $1.9 million increase in capital expenditures for property and equipment was primarily driven by computer equipment purchases. Capital expenditures for internal-use software development were $14.3 million in 2022 compared to $11.6 million in 2021. The $2.7 million increase in capital expenditures for internal-use software development was primarily driven by additional investments in our technology platforms to support future growth. Investing activities also included a $0.3 million equity investment in AloeCare Health in 2022.

Financing activities

Net cash provided by financing activities was $1.0 million in 2022, a decrease of $508.9 million, compared to net cash provided by financing activities of $509.9 million in 2021. The primary source of cash from financing activities in 2022 was proceeds of $3.9 million related to the issuance of common stock in connection with the exercise of stock options, partially offset by scheduled principal payments under our 2021 Credit Agreement of $1.8 million and $0.8 million in tax distributions on behalf of the non-controlling interest. The primary source of cash from financing activities in 2021 was $604.8 million in net proceeds from our IPO after deducting underwriting discounts and commissions and other issuance costs. This source of cash in 2021 was partially offset by scheduled principal payments on long-term debt of $1.0 million and the net reduction in long-term debt of $61.5 million in connection with the June 2021 refinancing of our credit agreement. Additionally, we paid approximately $9.2 million in debt issuance costs in connection with the June 2021 refinancing, $13.1 million related to the completion of the first milestone associated with the 2020 PatientBlox acquisition and $10.4 million in tax distributions on behalf of the non-controlling interest.
Customer Equity Appreciation Rights (“EAR”) Agreements

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

We also entered into the EAR Letter Agreement with the customer that provides that, in the event of a change in control of the Company or certain other corporate transactions, and subject to achievement of the Volume Targets, if the aggregate amount paid under the EARs prior to and in connection with such event (the “Aggregate EAR Value”) is less than $118.5 million, then the customer will be paid the difference between $118.5 million and the Aggregate EAR Value. The EAR Letter Agreement was determined to be a separate equity-linked instrument, independent from the original EARs, as amended. The grant date fair value is determined based on an option pricing model. Similar to the original EARs, we will record the initial grant date fair value as a reduction to revenue over the performance period. Estimated changes in fair market value will be recorded each accounting period based on management’s current assumptions related to the underlying valuation approaches as other (income) expense, net on the Condensed Consolidated Statement of Operations. The grant date fair value of the EAR Letter Agreement was estimated to be $76.2 million and will be recorded as a reduction of revenue through June 30, 2026, coinciding with the service period. The EAR Letter Agreement was executed on December 31, 2021 and, therefore, there was no material impact on our results of operations in 2021.

As of June 30, 2022, cash settlement of the EARs was expected to be a minimum of $118.5 million, assuming all performance conditions are achieved through 2026, but was not considered probable, due to the change in control and liquidity provisions of each EAR. The grant date fair value of the December 2019 EAR was estimated to be $15.2 million and is being recorded as a reduction of revenue through December 31, 2022, coinciding with the three-year performance period. The grant date fair value of the September 2020 EAR was estimated to be $36.6 million and is being recorded as a reduction of revenue through December 31, 2022, coinciding with the 2.5-year performance period. As of June 30, 2022, the total combined estimated fair market value of the EARs, as amended, and EAR Letter Agreement was approximately $136.8 million.
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
Adjusted EBITDA increased by $8.0 million, or 14.7%, to $62.6 million for the three months ended June 30, 2022 from $54.6 million for the three months ended June 30, 2021. Adjusted EBITDA increased by $18.6 million, or 20.8%, to $107.6 million for the six months ended June 30, 2022 from $89.0 million for the six months ended June 30, 2021.

We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. We believe that Adjusted EBITDA Margin is helpful to investors in measuring the profitability of our operations on a consolidated basis. Adjusted EBITDA Margin decreased by approximately 20 basis points to 25.4% for the three months ended June 30, 2022 from 25.6% for the three months ended June 30, 2021. Adjusted EBITDA Margin increased by approximately 50 basis points to 23.2% for the six months ended June 30, 2022 from 22.7% for the six months ended June 30, 2021.

The following table shows a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in millions)
Net loss	$(490.0)	$(0.1)	$(506.3)	$(51.8)
Interest expense	4.6	6.5	8.6	13.3
Loss on extinguishment of debt	—	5.0	—	5.0
Income tax expense (benefit)	5.2	(0.2)	(0.8)	(10.1)
Depreciation and amortization	20.1	17.3	38.1	34.0
Asset impairment(a)	519.9	—	519.9	—
Other expense (income), net(b)	(27.4)	14.3	1.4	71.0
Transaction-related expenses(c)	1.7	1.0	4.9	6.6
Equity-based compensation(d)	14.9	3.3	21.4	5.8
Customer equity appreciation rights(e)	6.5	4.9	13.0	9.8
Remeasurement of contingent consideration(f)	4.8	2.0	4.9	2.2
SEU Expense(g)	0.2	0.3	0.3	1.8
Non-recurring expenses(h)	2.1	0.3	2.2	1.4
Adjusted EBITDA	$62.6	$54.6	$107.6	$89.0

(a) Asset impairment is related to customer relationships, acquired and capitalized software and goodwill which was impaired due to our decision to wind down our Episodes of Care business which was triggered by the receipt of the reconciliation from CMS in June 2022. See “—Recent Developments in 2022 and Factors Affecting our Results of Operations—Episodes of Care Services Restructuring.”
(b) Represents other non-operating (income) expense that consists primarily of the quarterly remeasurement of fair value of the outstanding customer EARs and EAR Letter Agreement as well as interest and dividends earned on cash and cash equivalents.
(c) Represents transaction-related expenses that consist primarily of expenses incurred in connection with acquisitions and other corporate development activities, including the Caravan Health acquisition and related integration expenses as well as potential acquisitions that did not proceed, strategic investments and similar activities. Expenses incurred in connection with our IPO, which cannot be netted against proceeds, are also included in transaction-related expenses in 2021.
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
(f) Represents remeasurement of contingent consideration in 2022 related to potential payments due upon completion of certain performance targets in connection with the Caravan Health acquisition. In 2021, relates to potential payments due upon completion of certain milestone events in connection with our acquisition of PatientBlox.
(g) Represents compensation expense related to awards of SEUs subject to time-based vesting. A limited number of SEUs were granted in 2020 and 2021 at the time of the IPO; no future grants of SEUs will be made. Compensation expense related to these awards is tied to the 30-trading day average price of our Class A common stock, and therefore is subject to volatility and may fluctuate from period to period until settlement occurs.
(h) Represents certain gains and expenses incurred that are not expected to recur, including those associated with one-time employee termination benefits, the closure of certain facilities and the early termination of certain contracts as well as one-time expenses associated with the COVID-19 pandemic.
Contractual Obligations and Commitments

Our material cash requirements include non-cancelable purchase commitments, lease obligations, debt and debt service, payments under the TRA and settlement of the outstanding customer EARs, among others. As of June 30, 2022, there have been no material changes from the contractual obligations and commitments previously disclosed in our 2021 Annual Report on Form 10-K other than as described below.

Effective April 1, 2022, we entered into a new lease agreement for a facility in Galway, Ireland. The lease term is 15 years with an option to terminate after 10 years. It is not reasonably certain that we will not exercise the option to terminate after 10 years; therefore, the total lease payments are expected to be approximately $7.0 million over 10 years.

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
Revenue recognition

There have been no material changes to our revenue recognition critical accounting policies and estimates, other than as described below related to our Episodes of Care Services segment. We recognize revenue as the control of promised services is transferred to our customers and we generate all of our revenue from contracts with customers. The amount of revenue recognized reflects the consideration to which we expect to be entitled in exchange for these services. The measurement and recognition of revenue requires us to make certain judgments and estimates.

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

Under the BPCI-A program, we recognize the revenue attributable to episodes reconciled during each six-month episode performance measurement period over a 13-month performance obligation period that commences in the second or fourth quarter of each year, depending on the relevant contract with our provider partners. The 13-month performance obligation period begins at the start of the relevant episodes of care and extends through the receipt or generation of the semiannual reconciliation for the relevant performance measurement period, as well as the provision and explanation of statements of performance to each of our customers. The transaction price is 100% variable and therefore we estimate an amount in which we expect to be entitled to receive for each six-month episode performance measurement period over a 13-month performance obligation period. Due to the recent announcement related to our planned exit from the Episodes of Care Services business, we may need to reevaluate the 13-month performance obligation period as our services wind down in the second half of 2022.

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

During the second quarter of 2022, we received a semiannual BPCI-A reconciliation from CMS. Within that reconciliation, CMS applied a negative retrospective price adjustment to the benchmark prices against which savings are measured for specific episodes under the BPCI-A program. Several BPCI-A participants, including us, disputed the price adjustment. Our dispute is based on price trend data independently collected that indicates a positive price adjustment should be applied and corresponds with inflation in the medical services industry. CMS subsequently recommended participants provide formal evidence of the pricing errors. We responded to the request in July 2022, and upon receipt of our submission, CMS deemed the reconciliation period to remain open. As a result of the open reconciliation period and our view that the information presented in the reconciliation was not accurate, we did not change our current revenue estimates and do not plan to update them until there is further resolution or clarity of this matter. As of June 30, 2022, we recorded $48.9 million, $24.8 million and $8.9 million in revenue related to performance periods beginning in April 2021, October 2021 and April 2022, respectively, that may be impacted in the event a negative price adjustment prevails. Changes in management’s estimates of prior period performance could result in the reversal of revenue and a further loss may be recorded. CMS has indicated it will respond to error notices in the third quarter of 2022.

The determination that the semiannual reconciliation is not deemed final has delayed the recognition of accounts receivable for our Episodes of Care Services segment as of June 30, 2022. Estimated revenue amounts related to this reconciliation period continue to be included in contract assets on our Condensed Consolidated Balance Sheets. Historically, we received a final reconciliation in the second quarter of each year, thereby reducing the associated contract assets and recording accounts receivable for the amounts to be collected. Accordingly, the cash collections from the delayed reconciliation will also deviate from historical cash collection seasonality trends.

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

In our Episodes of Care Services segment, we also generate revenue through Caravan Health. Caravan Health enters into contracts with customers to provide multiple services around the management of the ACO model. These include, but are not limited to, population health software, analytics, practice improvement, compliance, marketing, governance, surveys and licensing. The overall objective of the services provided is to help the customer receive shared savings from CMS. Caravan Health enters into arrangements with customers wherein we receive a contracted percentage of each customer’s portion of shared savings if earned. We recognize shared savings revenue as performance obligations are satisfied over time, commensurate with the recurring ACO services provided to the customer over a 12-month calendar year period. The shared savings transaction price is variable, and therefore, we estimate an amount in which we expect to be entitled to receive for each 12-month calendar year performance obligation period.

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

Based on the market value of our common stock that is held by non-affiliates as of June 30, 2022, the last business day of our most recently completed second fiscal quarter, we expect we will become a large accelerated filer as of December 31, 2022 and lose our emerging growth company status as of year end.

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

At June 30, 2022, we had total variable rate debt outstanding under our Credit Agreement of $347.3 million. If the effective interest rate of our variable rate debt outstanding as of June 30, 2022 were to increase by 100 basis points, or 1%, our annual interest expense would increase by approximately $3.5 million.

At June 30, 2022, our total unrestricted cash and cash equivalents were $439.4 million. Throughout the year, we invest any excess cash in short-term investments, primarily money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our interest income. The impact will depend on variables such as the magnitude of rate changes and the level of excess cash balances. We do not consider this risk to be material. We manage such risk by continuing to evaluate the best investment rates available for short-term, high-quality investments.
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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Members’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File – The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 is formatted in iXBRL (included as Exhibit 101)

*    Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNIFY HEALTH, INC.

Date: August 4, 2022	By:	/s/ Kyle Armbrester
Kyle Armbrester
Chief Executive Officer

Date: August 4, 2022	By:	/s/ Steven Senneff
Steven Senneff
President, Chief Financial and Administrative Officer