Form 10-Q
period 2022-09-30
Signify Health, Inc.
filed 2022-11-08
CIK 1828182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to    .
Commission File Number: 001-40028
Signify Health, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)		85-3481223 (I.R.S. Employer Identification Number)
4055 Valley View Ln, Suite 700, Dallas, TX 75244
(Address of principal executive offices)
(855) 984-5121 (Registrant’s telephone number, including area code)

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
As of October 31, 2022, there were 178,468,488 outstanding shares of Class A common stock, $0.01 par value, and 57,480,342 outstanding shares of Class B common stock, $0.01 par value.

Signify Health, Inc.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Balance Sheets (unaudited, in millions, except shares)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$461.6	$678.5
Accounts receivable, net	181.4	217.2
Contract assets	66.7	84.3
Restricted cash	29.4	5.7
Prepaid expenses and other current assets	38.7	14.9
Total current assets	777.8	1,000.6

Property and equipment, net	23.3	23.7
Goodwill	370.1	597.1
Intangible assets, net	426.0	455.3
Operating lease right-of-use assets	23.7	—
Deferred tax assets	90.9	38.8
Other assets	9.7	11.7
Total assets	$1,721.5	$2,127.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$116.3	$136.7
Contract liabilities	13.4	32.9
Current maturities of long-term debt	3.5	3.5
Current Customer EAR liability	252.7	—
Current tax receivable agreement liability	5.0	—
Other current liabilities	18.1	10.0
Total current liabilities	409.0	183.1

Long-term debt	333.6	334.9
Contingent consideration	17.9	—
Customer EAR liability	—	48.6
Tax receivable agreement liability	53.3	56.3
Deferred tax liabilities	20.9	—
Noncurrent operating lease liabilities	26.9	—
Other noncurrent liabilities	0.8	11.4
Total liabilities	862.4	634.3

Commitments and Contingencies (Note 20)

Class A common stock, par value $0.01 (178,370,055 and 170,987,365 issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	1.8	1.7
Class B common stock, par value $0.01 (57,421,276 and 56,838,744 issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	0.6	0.6
Additional paid-in capital	1,177.2	1,101.3
(Accumulated deficit) Retained earnings	(521.1)	19.7
Contingently redeemable noncontrolling interest	200.6	369.6
Total stockholders' equity	859.1	1492.9

Total liabilities and stockholders' equity	$1,721.5	$2,127.2

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
(unaudited, in millions, except shares and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue	$139.8	$199.2	$602.5	$592.0

Operating expenses
Service expense (exclusive of depreciation and amortization shown below)	123.3	100.4	365.5	303.0
Selling, general and administrative expense (exclusive of depreciation and amortization, shown below)	58.6	65.8	213.3	188.0
Transaction-related expenses	9.6	2.9	14.5	9.5
Restructuring expenses	16.7	—	16.7	—
Loss on impairment	3.3	—	523.2	—
Depreciation and amortization	14.7	17.6	52.8	51.6
Total operating expenses	226.2	186.7	1,186.0	552.1

(Loss) income from operations	(86.4)	12.5	(583.5)	39.9

Interest expense	6.0	4.2	14.6	17.5
Loss on extinguishment of debt	—	—	—	5.0
Other (income) expense	181.1	(27.4)	182.5	43.6
Other (income) expense, net	187.1	(23.2)	197.1	66.1

(Loss) income before income taxes	(273.5)	35.7	(780.6)	(26.2)
Income tax (benefit) expense	(48.5)	6.4	(49.3)	(3.7)
Net (loss) income	$(225.0)	$29.3	$(731.3)	$(22.5)
Net loss attributable to pre-Reorganization period	—	—	—	(17.2)
Net (loss) income attributable to noncontrolling interest	(66.0)	9.1	(190.9)	(2.3)
Net (loss) income attributable to Signify Health, Inc.	$(159.0)	$20.2	$(540.4)	$(3.0)

Loss per share of Class A common stock
Basic	$(0.90)	$0.12	$(3.08)	$(0.02)
Diluted	$(0.90)	$0.12	$(3.08)	$(0.02)
Weighted average shares of Class A common stock outstanding
Basic	177,419,471	169,055,078	175,527,474	167,905,136
Diluted	177,419,471	172,433,950	175,527,474	167,905,136

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in millions, except shares)

	Class A common - Shares	Class A common stock	Class B common - Shares	Class B common stock	Additional paid-in capital	Non-controlling interest	Retained earnings (Accumulated deficit)	Total stockholders' equity
Balance at June 30, 2022	176,606,816	$1.8	57,568,959	$0.6	$1,165.9	$264.8	$(362.1)	$1,071.0
Equity-based compensation	—	—	215,895	—	5.3	8.1	—	13.4
Vesting of restricted stock units, net of shares withheld to cover payroll taxes	25,970	—			(0.1)			(0.1)
Proceeds from exercises of stock options	1,373,691	—	—	—	4.4	1.3	—	5.7
Tax payments on behalf of non-controlling interest	—	—	—	—	—	(5.9)	—	(5.9)
Exchange of LLC units	363,578	—	(363,578)	—	1.7	(1.7)	—	—
Net loss	—	—	—	—	—	(66.0)	(159.0)	(225.0)
Balance at September 30, 2022	178,370,055	$1.8	57,421,276	$0.6	$1,177.2	$200.6	$(521.1)	$859.1

	Class A common - Shares	Class A common stock	Class B common - Shares	Class B common stock	Additional paid-in capital	Non-controlling interest	Retained earnings (Accumulated deficit)	Total stockholders' equity
Balance at June 30, 2021	168,023,155	$1.7	57,911,222	$0.6	$1,084.2	$360.6	$(23.2)	$1,423.9
Equity-based compensation subsequent to Reorganization Transactions	—	—	319,553	—	2.4	1.5	—	3.9
Proceeds from exercises of stock options	584,354	—	—	—	2.2	—	—	2.2
Tax payments on behalf of non-controlling interest	—	—	—	—	—	(0.2)	—	(0.2)
Exchange of LLC units	1,748,451	—	(1,748,451)	—	10.9	(10.9)	—	—
Equity impact of tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges	—	—	—	—	0.4	—	—	0.4
Net income subsequent to Reorganization Transactions	—	—	—	—	—	9.1	20.2	29.3
Balance at September 30, 2021	170,355,960	$1.7	56,482,324	$0.6	$1,100.1	$360.1	$(3.0)	$1,459.5

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in millions, except shares)

	Class A common - Shares	Class A common stock	Class B common - Shares	Class B common stock	Additional paid-in capital	Non-controlling interest	Retained earnings (Accumulated deficit)	Total stockholders' equity
Balance at January 1, 2022	170,987,365	$1.7	56,838,744	$0.6	$1,101.3	$369.6	$19.7	$1,492.9
Adoption of new accounting standard	—	—	—	—	—	—	(0.4)	(0.4)
Equity-based compensation	—	—	989,946	—	14.0	21.1	—	35.1
Vesting of restricted stock units, net of shares withheld to cover payroll taxes	109,741	—	—	—	(0.1)	—	—	(0.1)
Proceeds from exercises of stock options	1,960,088	—	—	—	6.1	1.9	—	8.0
Issuance of Class A common stock under stock purchase plan	143,313	—	—	—	1.3	0.4	—	1.7
Tax payments on behalf of non-controlling interest	—	—	—	—	—	(6.7)	—	(6.7)
Exchange of LLC units	407,414	—	(407,414)	—	2.0	(2.0)	—	—
Equity impact of tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges	—	—	—	—	(0.1)	—	—	(0.1)
Issuance of Class A common stock in connection with Caravan Health acquisition, net of tax	4,762,134	0.1	—	—	52.7	7.2	—	60.0
Net loss	—	—	—	—	—	(190.9)	(540.4)	(731.3)
Balance at September 30, 2022	178,370,055	$1.8	57,421,276	$0.6	$1,177.2	$200.6	$(521.1)	$859.1

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in millions, except shares)

	Cure TopCo, LLC (Prior to Reorganization Transactions)	Signify Health, Inc. Stockholders' Equity
	Members' Equity	Class A common - Shares	Class A common stock	Class B common - Shares	Class B common stock	Additional paid-in capital	Non-controlling interest	Retained earnings (Accumulated deficit)	Total stockholders' equity
Balance at January 1, 2021	$894.0	—	$—	—	$—	$—	$—	$—	$894.0
Net loss prior to Reorganization Transactions	(17.2)	—	—	—	—	—	—	—	(17.2)
Equity-based compensation prior to Reorganization Transactions	0.9	—	—	—	—	—	—	—	0.9
Impact of Reorganization Transactions and IPO
Initial effect of the Reorganization Transactions and IPO on noncontrolling interests	(877.7)	140,758,464	1.4	57,613,676	0.6	620.8	254.9	—	—
Contribution of New Remedy Corp to Signify Health Inc.	—	—	—	—	—	(26.0)	—	—	(26.0)
Issuance of Class A common stock in IPO, net of issuance costs	—	27,025,000	0.3	—	—	479.3	125.3	—	604.9
Deferred tax adjustment related to Reorganization and tax receivable agreement	—	—	—	—	—	6.3	—	—	6.3
Class B subscription fee receivable	—	—	—	—	—	0.6	—	—	0.6
Post- IPO activity
Equity-based compensation subsequent to Reorganization Transactions	—	—	—	617,099	—	5.1	3.7	—	8.8
Proceeds from exercises of stock options	—	824,045	—	—	—	2.7	—	—	2.7
Tax payments on behalf of non-controlling interest	—	—	—	—	—	—	(10.6)	—	(10.6)
Exchange of LLC units	—	1,748,451	—	(1,748,451)	—	10.9	(10.9)	—
Equity impact of tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges	—	—	—	—	—	0.4	—	—	0.4
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	(2.3)	(3.0)	(5.3)
Balance at September 30, 2021	$—	170,355,960	$1.7	56,482,324	$0.6	$1,100.1	$360.1	$(3.0)	$1,459.5
See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited, in millions)

	Nine months ended September 30,
	2022	2021
Operating activities
Net loss	$(731.3)	$(22.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52.8	51.6
Asset impairment	523.2	—
Equity-based compensation	35.1	9.7
Customer equity appreciation rights	19.5	14.8
Remeasurement of customer equity appreciation rights	184.7	44.0
Amortization of deferred financing fees	1.6	2.0
Amortization of right-of-use assets	6.1	—
Loss on extinguishment of debt	—	5.0
Remeasurement of contingent consideration	(12.6)	2.2
Payment of contingent consideration	—	(1.9)
Deferred income taxes	(51.7)	(8.8)
Changes in operating assets and liabilities:
Accounts receivable	37.4	101.4
Prepaid expenses and other current assets	(22.0)	(3.9)
Contract assets	27.3	(66.8)
Other assets	2.0	(0.2)
Accounts payable and accrued expenses	(21.9)	(22.2)
Contract liabilities	(19.5)	27.2
Other current liabilities	(0.7)	(6.3)
Noncurrent operating lease liabilities	(6.4)	—
Other noncurrent liabilities	(0.3)	(1.9)
Net cash provided by operating activities	23.3	123.4

Investing activities
Capital expenditures - property and equipment	(6.5)	(3.7)
Capital expenditures - internal-use software development	(19.0)	(17.1)
Purchase of long-term investment	(0.3)	(5.0)
Business combinations, net of cash acquired	(190.5)	(0.4)
Net cash used in investing activities	(216.3)	(26.2)

Financing activities
Repayment of long-term debt	(2.6)	(412.5)
Proceeds from issuance of long-term debt	—	350.0
Repayments of borrowings under financing agreement	(0.5)	(0.5)
Payment of contingent consideration	—	(13.1)
Payment of debt issuance costs	—	(9.2)
Distributions to/on behalf of non-controlling interest members	(6.7)	(10.6)
Proceeds from IPO, net	—	604.8
Refunds (payments) of taxes on behalf of New Remedy Corp	—	0.1
Proceeds related to the issuance of common stock under stock plans	9.6	2.7
Net cash (used in) provided by financing activities	(0.2)	511.7

(Decrease) increase in cash, cash equivalents and restricted cash	(193.2)	608.9
Cash, cash equivalents and restricted cash - beginning of period	684.2	77.0
Cash, cash equivalents and restricted cash - end of period	$491.0	$685.9

Supplemental disclosures of cash flow information
Cash paid for interest	$12.7	$16.2
Cash payments, net of refunds, for taxes	17.6	7.1
Noncash transactions
Capital expenditures not yet paid	1.5	1.0
Purchase consideration not yet paid	0.9	—
Assumption of liabilities from New Remedy Corp	—	26.0
Issuance of common stock related to acquisition	60.0	—
Items arising from LLC interest ownership exchanges:
Establishment of liabilities under tax receivable agreement	1.9	8.3
Deferred tax asset	1.9	8.7
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

We are a healthcare platform that leverages advanced analytics, proprietary technology and datasets, and nationwide healthcare provider networks to create and power value-based payment programs. Our customers include health plans, governments, employers, health systems and physician groups. We have two operating segments, both focused on the value-based healthcare payment industry: Home & Community Services segment and the Episodes of Care Wind-down segment, which we plan to exit. See Note 19 Restructuring Activities and Note 22 Segment Reporting. Our solutions support value-based payment programs by aligning financial incentives around outcomes, providing tools to health plans and healthcare organizations designed to assess and manage risk and identify actionable opportunities for improved patient outcomes, care coordination and cost-savings. Through our platform, we coordinate what we believe is a holistic suite of clinical, social, and behavioral services to address an individual’s healthcare needs and prevent adverse events that drive excess cost, all while shifting services towards the home.

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

On July 7, 2022, we announced our plans to exit our Episodes of Care business, as described in Note 19 Restructuring Activities.

On September 2, 2022, we entered into an Agreement and Plan of Merger with CVS Pharmacy, Inc., a Rhode Island corporation. See Note 3 Pending Acquisition.
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

As of September 30, 2022, we owned approximately 75.6% of the economic interest in Cure TopCo. The non-controlling interest, consisting of certain pre-IPO members who retained their equity ownership in Cure TopCo subsequent to the Reorganization Transactions, owned the remaining 24.4% economic interest in Cure TopCo.
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

We have two operating segments, Home & Community Services and Episodes of Care Wind-down as described in Note 1 Nature of Operations. On July 7, 2022, we announced our plans to exit our Episodes of Care business, see Note 19 Restructuring Activities. Certain prior period amounts have been recast to conform with our segment realignment in connection with the strategic shift in the business associated with our announcement to wind down our Episodes of Care business, see Note 22 Segment Reporting.

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

Notes to the Condensed Consolidated Financial Statements (unaudited)

See Note 6 Revenue Recognition for changes in estimates related to revenue recognition for the BPCI-A program in 2022.

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

We also withhold a portion of shared savings to customers in a “holding pool” to cover any potential subsequent negative adjustments through CMS’s subsequent reconciliation true-up process. These funds are distributed to customers following the final true-up if there is no negative adjustment. These amounts represent consideration payable to the customer and therefore have reduced revenue in the period earned. The funds have been received by us from CMS and are held in a separate cash account, included as restricted cash on the Condensed Consolidated Balance Sheets. Since the funds are payable to the customer at the point the final CMS true-up is made or a negative adjustment is due to us, the amounts are also included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, there was $1.8 million and $5.2 million of restricted cash in the holding pool, respectively.

In addition, as of September 30, 2022 we held $0.5 million in a separate cash account, included as restricted cash on the Condensed Consolidated Balance Sheets, in relation to an ACO owned by our subsidiary Caravan Health. This ACO is part of a risk model under the CMS Medicare Shared Savings Program (“MSSP”) where it shares in both the savings and losses. For the 2022 performance period, the ACO has a master letter of credit with CMS as the recipient where the letter of credit is used as protection against unpaid losses, should the ACO fail to remit payment in the event that losses occur. The letter of credit is collateralized by the ACO members, by either cash remitted or subordinated letters of credit. This restricted cash will only be used if an ACO member fails to remit payment in connection with a subordinated letter of credit.

For the 2023 performance period of the MSSP program, Caravan Health will secure and have sole authority over all aspects of the repayment mechanism reserve for two ACOs in exchange for a higher percentage of savings. We were required to fund the repayment mechanism for the 2023 performance period during the three months ended September 30, 2022. The cash is held in an escrow account which we have access to and authority over, and which will ultimately be returned to us if shared savings are earned across the ACO participants during the 2023 performance period. During the three months ended September 30, 2022, we funded approximately $22.1 million and the ACO members contributed an additional $5.0 million. Therefore, we held $27.1 million in an escrow account, included as restricted cash on the Condensed Consolidated Balance Sheets as of September 30, 2022.

The following table reconciles cash, cash equivalents, and restricted cash per the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets:

	September 30, 2022	December 31, 2021
	(in millions)
Cash and cash equivalents	$461.6	$678.5
Restricted cash	29.4	5.7
Total cash, cash equivalents, and restricted cash	$491.0	$684.2

Notes to the Condensed Consolidated Financial Statements (unaudited)

Accounts Receivable
Accounts receivable primarily consist of amounts due from customers and CMS and are stated at their net realizable value. Management evaluates all accounts periodically and an allowance is established based on the latest information available to management. Management considers historical realization data, accounts receivable aging trends and other operational trends to estimate the collectability of receivables. After all reasonable attempts to collect a receivable have been exhausted, the receivable is written off against the allowance for doubtful accounts. As of September 30, 2022 and December 31, 2021, we had an allowance for doubtful accounts of $10.2 million and $7.9 million, respectively.

Advertising and Marketing Costs
Advertising and marketing costs are included in selling, general and administrative expenses (“SG&A”) and are expensed as incurred. Advertising and marketing costs totaled $0.2 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively, and $0.6 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Notes to the Condensed Consolidated Financial Statements (unaudited)

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
3.Pending Acquisition

Merger Agreement

On September 2, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CVS Pharmacy, Inc., a Rhode Island corporation (“Parent”), and Noah Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Subsidiary”), pursuant to which, among other things, Merger Subsidiary will merge with and into the Company and whereupon Merger Subsidiary will cease to exist and the Company will be the surviving corporation in the Merger (the “Surviving Corporation”) and will continue as a wholly-owned subsidiary of Parent (the “Merger”).

As a result of the Merger, at the effective time of the Merger (the “Effective Time”), each share of our class A common stock, par value $0.01 per share (“Class A Common Stock”) (other than (i) common stock owned by the Company, Parent or Merger Subsidiary or any subsidiary thereof and (ii) any shares of Class A Common Stock and our class B common stock, par value $0.01 per share (“Class B Common Stock”, and, together with “Class A Common Stock”, “Company Stock”) owned by stockholders who properly exercise appraisal rights under Delaware law), including each share of Class A Common Stock resulting from the exchange of LLC Units (as defined below), outstanding immediately prior to the Effective Time, shall be canceled and converted into the right to receive $30.50 per share in cash, without interest (such per-share consideration, the “Per Share Consideration” and the aggregate consideration, the “Merger Consideration”).

Pursuant to the Merger Agreement, immediately prior to the Effective Time, in accordance with the Merger Agreement, the Third Amended and Restated Limited Liability Company Agreement of Cure TopCo LLC (“Cure

Notes to the Condensed Consolidated Financial Statements (unaudited)

TopCo”), dated as of February 12, 2021 (the “Cure TopCo Amended LLC Agreement”) and our certificate of incorporation, (i) we will require each member of Cure TopCo (excluding the Company and the Company Holding Subsidiary (as defined in the Merger Agreement), but including Cure Aggregator, LLC) to effectuate a redemption of all of such Cure TopCo member’s LLC Units (as defined in the Cure TopCo Amended LLC Agreement) (“LLC Units”), pursuant to which such LLC Units will be exchanged for shares of Class A Common Stock on a one-for-one basis in accordance with the provisions of the Cure TopCo Amended LLC Agreement and the Merger Agreement and (ii) each share of Class B Common Stock shall automatically be canceled immediately upon the consummation of such redemptions, such that no shares of Class B Common Stock will remain outstanding immediately prior to the Effective Time.

Consummation of the Merger is subject to certain conditions, including, but not limited to, (i) our receipt of the approval of the Merger Agreement by stockholders holding a majority of the voting power of the outstanding shares of Company Stock, (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the absence of any law or order prohibiting or making illegal the consummation of the Merger, (iv) the absence of any Material Adverse Effect (as defined in the Merger Agreement) on the Company and (v) the TRA Amendment (as defined below) being in full force and effect in accordance with its terms and not having been amended, repudiated, rescinded, or modified. On October 31, 2022, stockholders holding a majority of the voting power of the outstanding shares of Company Stock approved the Merger Agreement.

On September 19, 2022, each of the Company and Parent filed its respective Notification and Report Form with the U.S. Department of Justice (the “DOJ”) and the U.S. Federal Trade Commission (collectively, the “Agencies”) under the HSR Act. On October 19, 2022, the Company and Parent each received a request for additional information and documentary materials (collectively, the “Second Request”) from the DOJ in connection with the DOJ’s review of the Merger. The effect of the Second Request is to extend the waiting period imposed under the HSR Act until the 30th day after substantial compliance by the Company and Parent with the Second Request, unless the waiting period is terminated earlier by the DOJ or extended by the parties to the Merger.

The Company has made customary representations and warranties in the Merger Agreement and has agreed to customary covenants regarding the operation of the business of the Company and its subsidiaries prior to the Effective Time.

The Merger Agreement contains certain termination rights for each of the Company and Parent. Upon termination of the Merger Agreement in accordance with its terms, under certain specified circumstances, the Company will be required to pay Parent a termination fee in an amount equal to $228.0 million, including if the Merger Agreement is terminated due to the Company accepting a superior proposal or due to the Company’s Board of Directors (the “Board”) changing its recommendation to the Company’s stockholders to vote to approve the Merger Agreement.

The Merger Agreement further provides that Parent will be required to pay the Company a termination fee in an amount equal to $380.0 million in the event the Merger Agreement is terminated under certain specified circumstances and receipt of antitrust approval has not been obtained by such time.

If the Merger is consummated, the Company will cease to be a publicly traded company and will become a wholly owned subsidiary of Parent, and our common stock will be delisted from the NYSE and deregistered under the Exchange Act.

We recorded approximately $9.2 million of transaction-related costs associated with the pending merger primarily related to banker fees, professional services fees and employee retention bonuses as transaction-related expenses in our Consolidated Statement of Operations during the nine months ended September 30, 2022. See Note 18 Transaction-related Expenses.

The foregoing description of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement.

Notes to the Condensed Consolidated Financial Statements (unaudited)

Voting Agreement

In connection with the Merger Agreement, certain affiliates of New Mountain Capital, L.L.C. ( “New Mountain”) entered into a voting agreement (the “Voting Agreement”) with Parent pursuant to which, among other things, New Mountain has agreed to vote its shares in favor of obtaining the Company Stockholder Approval (as defined in the Merger Agreement) and the Transactions, including the approval and adoption of the Merger, the Merger Agreement or any related action reasonably required in furtherance thereof, and against any acquisition proposal or any action that would reasonably be expected to prevent, materially delay or materially impair the consummation of the Merger or the Transactions. As of the date of the Merger Agreement, New Mountain collectively owned approximately 54.4% of the total outstanding Class A Common Stock and 74.7% of the total outstanding Class B Common Stock, or approximately 59.4% of the total voting power of the Company Stock.

New Mountain’s obligations under the Voting Agreement terminate upon the earliest to occur of (i) an Adverse Recommendation Change (as defined in the Merger Agreement), (ii) termination of the Merger Agreement and (iii) the Effective Time.

The foregoing description of the Voting Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Voting Agreement.

Amendment to Tax Receivable Agreement

The Company, Cure TopCo and certain other parties thereto have entered into a Tax Receivable Agreement and LLC Agreement Amendment, dated as of September 2, 2022 (the “TRA Amendment”) which (i) amends (x) the Tax Receivable Agreement among the Company, Cure TopCo and certain other parties thereto (the “TRA”) and (y) the Cure TopCo Amended LLC Agreement and (ii) provides for certain covenants regarding tax reporting and tax-related actions.

The TRA Amendment provides for (i) the termination of all payments under the TRA from and after the Effective Time, (ii) the payment of any amounts due under the TRA prior to the Effective Time (other than payments resulting from an action taken by any party to the TRA after the date of the TRA Amendment, which will be suspended), in accordance with the terms of the TRA, which payments will be paid no earlier than 185 days following the filing of the U.S. federal income tax return of the Company, (iii) a prohibition on the Company terminating the TRA or accelerating obligations under the TRA after the date of the TRA Amendment and (iv) the termination of the TRA effective as of immediately prior to and contingent upon the occurrence of the Effective Time (including termination of all of the Company’s obligations thereunder and the obligation to make any of the foregoing suspended payments). The TRA Amendment also includes agreements among the parties thereto regarding the preparation of tax returns and limits actions that may be taken by the Company, Cure TopCo and certain of their controlled affiliates after the Effective Time.

The TRA Amendment also (i) suspends all tax distributions under the Cure TopCo Amended LLC Agreement from and after the Effective Time, and (ii) provides that from and after the Effective Time, no person or entity shall have any further payment or other obligation under the TRA or any obligation to make or pay tax distributions under the Cure TopCo Amended LLC Agreement.

In the event the Merger Agreement is terminated in accordance with its terms, (i) the TRA Amendment will become null and void ab initio (provided that any payments suspended as described above are required to be made), (ii) the TRA and the Cure TopCo Amended LLC Agreement will continue in full force and effect as if the TRA Amendment had never been executed (provided that any suspended payments as described above are required to be made), and (iii) all of the Company’s obligations under the Cure TopCo Amended LLC Agreement will continue in full force and effect as if the TRA Amendment had never been executed.

The foregoing description of the TRA Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the TRA Amendment.

Notes to the Condensed Consolidated Financial Statements (unaudited)

4.Business Combinations

Caravan Health Acquisition

On February 9, 2022, we entered into an Agreement and Plan of Merger (the “Caravan Health Merger Agreement”) with Caravan Health, pursuant to which we acquired Caravan Health on March 1, 2022. Caravan Health is a leader in assisting ACOs to excel in population health management and value-based payment programs. The initial purchase price was approximately $250.0 million, subject to certain customary adjustments, and included approximately $190.0 million in cash and approximately $60.0 million in our Class A common stock, comprised of 4,726,134 shares at $12.5993 per share, which represents the volume-weighted average price per share of our common stock for the five trading days ending three business days prior to March 1, 2022. In connection and concurrently with entry into the Caravan Health Merger Agreement, we entered into support agreements with certain shareholders of Caravan Health, pursuant to which such shareholders agreed that, other than according to the terms of its respective support agreement, it will not, subject to certain limited exceptions, transfer, sell or otherwise dispose of any of the Signify shares acquired for a period of up to five years following closing of the merger.

During the three months ended September 30, 2022, per the terms of the Caravan Health Merger Agreement we calculated the final net working capital adjustment to the initial purchase price resulting in an additional $0.9 million cash consideration due to the sellers. This additional amount due is primarily related to adjustments of the estimated contract assets, based on the final reconciliation received from CMS for the 2021 performance periods, and updated income tax estimates. We expect to pay the additional cash consideration in the fourth quarter of 2022.

In addition to the initial purchase price, the transaction included contingent additional payments of up to $50.0 million based on certain future performance criteria of Caravan Health, which if all conditions are met, may be paid in the second half of 2023. The preliminary fair value of the contingent consideration as of the acquisition date was estimated to be approximately $30.5 million, which was estimated using a Black-Scholes option pricing model. We remeasure the fair value of the contingent consideration at each reporting date until it is ultimately forfeited or settled. Changes in the estimated fair value compared to the initial estimated fair value at the acquisition date are included in SG&A expense on our Condensed Consolidated Statement of Operations. See Note 13 Fair Value Measurements. Therefore, the total purchase consideration of the transaction was determined to be $288.3 million, which consisted of cash consideration, stock consideration, and potential contingent consideration.

We allocated the purchase price to the identifiable net assets acquired, based on the estimated fair values at the date of acquisition. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities was recorded as goodwill. Goodwill represents the value of the acquired assembled workforce and specialized processes and procedures and operating synergies, none of which qualified as separate intangible assets. All of the goodwill was originally assigned to our former Episodes of Care Services segment and was re-assigned to our Home & Community Services segment upon the strategic shift in the business following our announcement to exit the Episodes of Care business. See Note 22 Segment Reporting. None of the goodwill is expected to be deductible for tax purposes.

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

The purchase price allocation is preliminary, primarily due to final tax information pending, and subject to change up to one year after the date of acquisition and could result in changes to the amounts recorded below. The

Notes to the Condensed Consolidated Financial Statements (unaudited)

preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of the acquisition was as follows:

Cash	$6.8
Restricted cash	0.5
Accounts receivable	1.6
Contract assets	9.7
Prepaid expenses and other current assets	1.4
Property and equipment	0.3
Intangible assets	93.9
Other assets	0.1
Total identifiable assets acquired	114.3
Accounts payable and accrued liabilities	2.8
Other current liabilities	0.5
Deferred tax liabilities	22.4
Total liabilities assumed	25.7
Net identifiable assets acquired	88.6
Goodwill	199.7
Total of assets acquired and liabilities assumed	$288.3

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

Consolidated VIEs at September 30, 2022 and December 31, 2021 include seven physician practices that require an individual physician to legally own the equity interests as certain state laws and regulations prohibit non-physician owned business entities from practicing medicine or employing licensed healthcare providers. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the losses from and direct activities of these operations. As a result, these VIEs are consolidated and any non-controlling interest is not presented. Recourse of creditors to these VIEs is limited to the assets of the VIE entities, which totaled $34.0 million and $25.2 million at September 30, 2022 and December 31, 2021, respectively.

Notes to the Condensed Consolidated Financial Statements (unaudited)

The carrying amount and classification of the VIEs’ assets and liabilities included in the Condensed Consolidated Balance Sheets, net of intercompany amounts, are as follows:

	September 30, 2022	December 31, 2021
	(in millions)
ASSETS
Current assets
Cash and cash equivalents	$8.2	$10.6
Accounts receivable, net	25.8	14.6
Total current assets	34.0	25.2

Total assets	$34.0	$25.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$—	$3.4
Contract liabilities	0.7	—
Other current liabilities	2.0	—
Total current liabilities	2.7	3.4

Total liabilities	2.7	3.4

Company capital	44.1	29.3
Accumulated deficit	(12.8)	(7.5)
Total stockholders' equity	31.3	21.8

Total liabilities and stockholders' equity	$34.0	$25.2

As of September 30, 2022, Caravan Health is the sole member of five active ACOs and one inactive ACO, to become active in 2023, which we have determined are VIEs. CMS offers an MSSP to ACOs, where the goal of the program is to reward the ACO participants when specific quality metrics are met and expenditures are lowered. The MSSPs have different risk models where the ACOs can either share in both savings and losses or share in only the savings. The governance structure of the VIEs does not provide Caravan Health with the ultimate decision-making authority to direct the activities that most significantly impact the VIEs’ economic performance. Based on these ACOs’ operating agreements, the power to direct the VIEs’ operations is shared among the entities that make up the ACO Board of Directors, which is required to consist of at least 75% ACO participants (hospitals, clinics, etc.).

As it relates to the 2022 performance period, Caravan Health is ultimately liable for losses incurred by one out of the five ACOs owned by Caravan Health. As of September 30, 2022, there was $0.5 million included in restricted cash on our Condensed Consolidated Balance Sheets which relates to this VIE for the 2022 performance period. The ACO has a master letter of credit with CMS as the recipient where the letter of credit is used as protection against unpaid losses, should the ACO fail to remit payment in the event that losses occur. The letter of credit is collateralized by the ACO members, by either cash remitted or subordinated letters of credit. This restricted cash will only be used if an ACO member fails to remit payment in connection with a subordinated letter of credit. The restricted cash will become unrestricted once the letter of credit is released.

Three of the five VIEs are ACOs that are not part of an MSSP risk model where the losses are shared and the remaining VIE has a guarantor that has taken full responsibility for the indebtedness of the ACO, and therefore, Caravan Health is not liable for its losses.

Notes to the Condensed Consolidated Financial Statements (unaudited)

Based on these circumstances, we have determined we are not the primary beneficiary of these VIEs as it relates to the 2022 performance period, and therefore we do not consolidate the results of these entities.

During the three and nine months ended September 30, 2022, we did not make any contributions to the unconsolidated VIEs for losses incurred. Our maximum exposure to loss as a result of our involvement in these unconsolidated VIEs cannot be reasonably estimated as of September 30, 2022, as the shared losses are dependent on a number of variable factors, including estimates of patient attribution, expenditure data, benchmark data, inflation factors and CMS quality reporting. Losses incurred, if any, are determined each year once final CMS reporting is provided, which is expected to be available in the third quarter of each year for the prior calendar year performance period. Under the provisions of the MSSP program, once a minimum shared loss rate of 2% is exceeded, losses are calculated at a rate of 1 minus the final sharing rate, with a minimum shared loss rate of 40% and a maximum shared loss rate of 75%, not to exceed 15% of the updated benchmark. Our current ACO contracts indicate that we will bear the risk beyond the first 1% of potential losses not to exceed the MSSP maximum of 15%.

As it relates to the 2023 performance period, for one of the active ACOs and a new ACO to become active in 2023, we will secure and have sole authority over all aspects of the repayment mechanism reserve in exchange for a higher percentage of savings. Therefore the risk structure for the 2023 performance period will shift with Caravan Health taking on more obligation of the risk to absorb losses, resulting in a financial responsibility to ensure that these VIEs operate as designed. Given the changes for these two ACOs beginning in the 2023 performance period, we expect to be the primary beneficiary and therefore consolidate the results of these two ACOs beginning in 2023. In connection with this new risk structure, we were required to fund the repayment mechanism in advance during the three months ended September 30, 2022. The cash is held in an escrow account which we have access to and authority over, and which will ultimately be returned to us if shared savings are earned across the ACO participants during the 2023 performance period. During the three months ended September 30, 2022, we funded approximately $22.1 million and the ACO members contributed an additional $5.0 million. See Note 2 Significant Accounting Policies.

Amounts included in the Condensed Consolidated Balance Sheet related to the ACOs are as follows:

September 30, 2022
(in millions)
ASSETS
Current assets
Restricted cash	$27.1
Total current assets	27.1

Total assets	$27.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$10.4
Total current liabilities	10.4

Total liabilities	10.4

Company capital	16.7
Total stockholders' equity	16.7

Total liabilities and stockholders' equity	$27.1

Notes to the Condensed Consolidated Financial Statements (unaudited)

6.Revenue Recognition

Disaggregation of Revenue
We earn revenue from our two operating segments, Home & Community Services and Episodes of Care Wind-down, under contracts that contain various fee structures. Through our Home & Community Services segment, we offer multiple solutions to our customers, including, among others, health evaluations performed either within the patient’s home, virtually or at a healthcare provider facility, primarily to Medicare Advantage health plans (and to some extent, Medicaid), diagnostic & preventive services, ACO enablement services, a provider enablement platform, 340B referrals and return to home services,

Through our Episodes of Care Wind-down segment, we had primarily provided services designed to improve the quality and efficiency of healthcare delivery by developing and managing episodic payment programs in partnership with healthcare providers, primarily under the BPCI-A program with CMS. Additionally, we provided certain complex care management services. In July 2022, we announced our plans to exit our Episodes of Care business, see Note 19 Restructuring Activities.

All of our revenue is generated in the United States.

We are dependent on a concentrated number of payors and provider partners with whom we contract to provide our services, see Note 23 Concentrations.

The following table summarizes disaggregated revenue from contracts with customers by source of revenue, which we believe best presents the nature, amount and timing of revenue. This includes amounts recast due to our segment realignment following the strategic shift in the business associated with our announcement to wind down our Episodes of Care business, see Note 22 Segment Reporting.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions)
Evaluations	$202.3	$167.1	$595.5	$490.6
Value-based Care Services	4.6	—	24.4	—
Other	0.6	2.0	1.9	6.3
Home & Community Services Total Revenue	207.5	169.1	621.8	496.9
Episodes	(69.9)	27.8	(26.0)	88.5
Other	2.2	2.3	6.7	6.6
Episodes of Care Wind-down Total Revenue	(67.7)	30.1	(19.3)	95.1
Consolidated Revenue Total	$139.8	$199.2	$602.5	$592.0

Notes to the Condensed Consolidated Financial Statements (unaudited)

Performance Obligations

Home & Community Services

There have been no material changes to our revenue recognition and estimates for our Home & Community Services segment, other than as described below related to the acquisition of Caravan Health.

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

In order to estimate this variable consideration, management initially uses estimates of historical performance of the ACOs. We consider inputs such as attributed patients, expenditures, benchmarks and inflation factors. We adjust our estimates at the end of each reporting period to the extent new information indicates a change is needed. We apply a constraint to the variable consideration estimate in circumstances where we believe the data received is incomplete or inconsistent, so as not to have the estimates result in a significant revenue reversal in future periods. Although our estimates are based on the information available to us at each reporting date, new and material information may cause actual revenue earned to differ from the estimates recorded each period. These include, among others, Hierarchical Conditional Category (“HCC”) coding information, quarterly reports from CMS with information on the aforementioned inputs, unexpected changes in attributed patients and other limitations of the program beyond our control. We receive final reconciliations from CMS and collect the cash related to shared savings earned annually in the third or fourth quarter of each year for the preceding calendar year.

We recorded a $5.7 million reduction to value-based care services revenue for the three months ended September 30, 2022 as we reduced our estimates of shared savings for the 2022 plan year based on new information received from CMS during the third quarter of 2022. The new data included updated historical benchmarks that were lower than expected primarily due to the lingering after effects of COVID-19 and updated spend information for the fourth quarter of 2021 compared to the fourth quarter of 2020. The inflationary trend CMS applied to the benchmark expenditures for ACOs in their initial agreement period included a calculation of national and regional spend for a twelve month period. When CMS initially reported the benchmark expenditure data earlier this year, data from the fourth quarter of 2020 was used rather than the fourth quarter of 2021 data, as the full year 2021 data was not yet available. The historical benchmark expenditures are now locked for the existing ACOs and will not be rebased until each ACO enters its next agreement period. For ACOs originated in 2022, this means that the historical benchmark expenditures will not be rebased until 2027.

The remaining sources of Caravan Health revenue are recognized over time when, or as, the performance obligations are satisfied and are primarily based on a fixed fee or per member per month fee. Therefore, they do not require significant estimates and assumptions by management.

Notes to the Condensed Consolidated Financial Statements (unaudited)

Episodes of Care Wind-down

The following changes have been made to our revenue recognition and estimates related to the semiannual BPCI-A reconciliation.

During the second quarter of 2022, we received a semiannual BPCI-A reconciliation from CMS. Within that reconciliation, CMS applied a negative retrospective price adjustment to the benchmark prices against which savings are measured for specific episodes under the BPCI-A program. Several BPCI-A participants, including us, disputed the price adjustment. Our dispute is based on independently collected price trend data that indicated a positive price adjustment should be applied and corresponded with inflation in the medical services industry. CMS subsequently recommended participants provide formal evidence of the pricing errors. We responded to the request in July 2022, and upon receipt of our submission of the calculation error notice, CMS deemed the reconciliation period to remain open. As a result of the open reconciliation period and our view that the information presented in the reconciliation was not accurate, we did not change our revenue estimates upon receipt of the second quarter semiannual reconciliation and awaited further resolution or clarity of this matter.

In October 2022, we and other BPCI-A participants received a memorandum from CMS providing a general response to questions raised related to the retrospective price adjustment as well as CMS’ plans for the future of the BPCI-A program. CMS indicated it had reviewed its own calculations and did not find errors in how it applied them but at the same time acknowledged a lack of transparency and the use of non-public data and proposed to make changes to the pricing formulas in subsequent model years. Later in October 2022, we received the required formal response to our calculation error notice submitted in July 2022, reiterating that following a comprehensive review and referencing the aforementioned memorandum, CMS did not find any errors in its calculations. This response indicated CMS deemed the original semiannual reconciliation provided in June 2022 to be correct. We are in the process of appealing this decision, which will further delay CMS deeming the semiannual reconciliation final and the related cash flows.

Due to the formal response to our calculation error notice received from CMS in October 2022 in regard to the most recent semiannual reconciliation, we revised our revenue estimates related to the performance period included in that reconciliation, as well as the subsequent two open performance periods. As a result, during the three months ended September 30, 2022, we recorded a reversal of revenue previously recorded of $38.6 million, $18.7 million and $6.9 million related to performance periods beginning in April 2021, October 2021 and April 2022, respectively. Additionally, we considered the negative trend factor adjustment imposed by CMS in our revenue estimates for the three months ended September 30, 2022. As a result of this negative adjustment, our revenue estimates are lower than they would have otherwise been and certain customers were in a negative overall revenue position for the performance period, and we therefore recorded expense of approximately $1.3 million included in Service expense for the three months ended September 30, 2022 on our Condensed Consolidated Statement of Operations. Further changes in management’s estimates, including a potential reversal of previously recorded revenue, could occur based on the outcome of the pending appeal process noted above and to the extent the final remaining semiannual reconciliations receive additional pricing adjustments.

Notes to the Condensed Consolidated Financial Statements (unaudited)

Additionally, as a result of the change in estimates and our withdrawal from the BPCI-A program, we reduced revenue by $12.2 million during the three months ended September 30, 2022 related to administrative fee revenue recorded for performance obligations satisfied in prior periods. As a result of the pricing adjustments imposed by CMS and our planned exit from the BPCI-A program, it is unlikely these amounts will be collected from the customers, as they generally would be paid out of future savings earned.

Since the final determination of the semiannual reconciliation is pending appeal and we did not receive the formal response to our calculation error notice until late October 2022, the recognition of accounts receivable for our Episodes of Care Wind-down segment as of September 30, 2022 has not yet occurred. Estimated revenue related to this reconciliation period continues to be included in contract assets with corresponding shared savings expenses included in contract liabilities on our Condensed Consolidated Balance Sheets as of September 30, 2022. Historically, we received a final reconciliation in the second quarter of each year, thereby reducing the associated contract assets and recording accounts receivable for the amounts to be collected and reducing the corresponding contract liabilities and recording accounts payable for the amounts to be paid. Accordingly, the net cash collections from the delayed reconciliation, in addition to being significantly less than prior periods, will also deviate from historical cash collection seasonality trends.

Separately, we have revised our estimates of the time it will take to substantially complete our performance obligations from 13 months to 9 months for the open performance period that began in April 2022 as a result of our decision to wind down our Episodes of Care business. We expect our services and underlying performance obligations to be substantially satisfied by the end of 2022. This shorter period of time to complete our performance obligations resulted in approximately $1.8 million in additional revenue being recorded during the three months ended September 30, 2022.

Related Balance Sheet Accounts

The following table provides information about accounts included on the Condensed Consolidated Balance Sheets.

	September 30, 2022			December 31, 2021
	Episodes of Care Wind-down	Home & Community Services	Total	Episodes of Care Wind-down	Home & Community Services	Total
	(in millions)
Assets
Accounts receivable, net (1)	$23.0	$158.4	$181.4	$100.1	$117.1	$217.2
Contract assets (2)	$44.7	$22.0	$66.7	$82.8	$1.5	$84.3
Liabilities
Shared savings payable (3)	$11.0	$10.5	$21.5	$63.4	$—	$63.4
Contract liabilities (4)	$9.2	$4.2	$13.4	$27.8	$5.1	$32.9
Deferred revenue (5)	$0.4	$2.4	$2.8	$0.1	$3.5	$3.6

(1)Accounts receivable, net for Episodes of Care Wind-down included $1.0 million due from CMS as of September 30, 2022 primarily related to amounts not yet collected for the fifth reconciliation period of the BPCI-A program. As of December 31, 2021, accounts receivable, net for Episodes of Care Wind-down included $56.2 million due from CMS primarily related to the fifth reconciliation period of the BPCI-A program. Accounts receivable, net for Home & Community Services included $20.4 million and $3.7 million in amounts not yet billed to customers, as of September 30, 2022 and December 31, 2021, respectively. The remaining amount of accounts receivable for both Episodes of Care Wind-down and Home & Community Services represent amounts to be received from customers. Home & Community Services accounts receivable as of September 30, 2022 reflected strong IHE volume in the third quarter.

Notes to the Condensed Consolidated Financial Statements (unaudited)

(2)Contract assets in the Episodes of Care Wind-down segment included management’s estimate of amounts we expect to receive under the BPCI-A program related to the unfinalized most recent reconciliation period and two open reconciliation periods. Accordingly, as of September 30, 2022, contract assets included amounts related to three reconciliation periods and cover episodes of care commencing in the period from April 2021 through September 2022. Estimates for program size and savings rate are based on information available as of the date of the financial statements. We record an estimate of revenue related to these performance obligations over the 13-month period (or 9-month period in the case of the performance period with episodes commencing in April 2022) starting in the period the related episodes of care commence and through the estimated receipt of the semiannual CMS reconciliation file or December 31, 2022, the date in which we expect to substantially have wound down our services in connection to our announced plan to exit our Episodes of Care business. Any changes to these estimates based on new information will be recorded in the period such information is received. Total savings generated and revenue earned for the episodes of care in which a component of the contract asset recorded as of September 30, 2022 related to, will be included in the next semiannual reconciliation received from CMS. Historically, a final reconciliation would have been received during the second quarter of 2022, and shared savings amounts included in the reconciliation would have decreased estimated amounts in contract assets. Due to our appeal with CMS regarding the price adjustment included in the most recent reconciliation, as of September 30, 2022, contract assets included estimated amounts related to three reconciliation periods delaying the accounts receivable and ultimate collection of amounts to be received. Contract assets in the Home & Community Services segment included $9.0 million as of September 30, 2022 related to management’s estimate of amounts to be received from clients as a result of certain variable consideration discounts over extended contract term and service levels being achieved during the contractual period. Contract assets for the Home & Community Services segment as of September 30, 2022 also included $13.0 million related to estimated shared savings under our participation in the MSSP ACO program.
(3)Total shared savings payable is included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets. Shared savings payable for Episodes of Care Wind-down included $23.9 million due to CMS as of December 31, 2021, all of which was settled with CMS in the first quarter of 2022. Shared savings payable included $9.3 million as of September 30, 2022 primarily related to the fifth reconciliation received in December 2021, which is expected to be paid to customers related to their portion of savings earned under the BPCI-A program. Additionally, there is $1.7 million included in shared savings payable at September 30, 2022, which represents amounts withheld from customers under the BPCI-A program based on contractual withholding percentages. This amount has been received by us from CMS and is held as restricted cash. We expect to remit these amounts to customers at the conclusion of the program, at which time both restricted cash and the liability will be reduced. As of September 30, 2022, there is $10.5 million related to our participation in the MSSP ACO program, which represents the ACO members’ portion of the repayment mechanism for the 2023 performance period, which will be returned to the ACO members if shared savings are earned across the ACO participants during the 2023 performance period.
(4)Contract liabilities in our Episodes of Care Wind-down segment represent management’s estimate of savings amounts we expect to share with our customers based on contractual shared savings percentages related to the amounts we expect to be entitled to receive under the BPCI-A program for the unfinalized most recent reconciliation period and the next two open reconciliation periods. Due to our appeal with CMS regarding the price adjustment included in the most recent reconciliation, as of September 30, 2022, contract liabilities included $9.2 million of estimated amounts related to three reconciliation periods and cover episodes of care commencing in the period from April 2021 through September 2022. These amounts offset the gross amount we expect to receive for the same period included in contract assets as of September 30, 2022. Contract liabilities in the Home & Community Services segment of $4.2 million as of September 30, 2022 represent management’s estimate of potential refund liabilities due to certain clients as a result of certain service levels not being achieved during the contractual periods.
(5)Deferred revenue is included in other current liabilities on the Condensed Consolidated Balance Sheets and primarily relates to advance payments received from certain customers.

Notes to the Condensed Consolidated Financial Statements (unaudited)

The table below summarizes the activity recorded in the contract asset and liability accounts for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
Contract Assets	2022	2021	2022	2021
	(in millions)		(in millions)
Balance at beginning of period	$172.6	$58.2	$84.3	$27.8
Acquired in Caravan Health Acquisition	0.6	—	9.7	—
Performance obligation completed, converted to accounts receivable	(7.0)	—	(7.0)	(27.4)
Estimated revenue recognized related to performance obligations satisfied at a point-in-time	1.2	—	7.5	—
Estimated revenue recognized (reversed) related to performance obligations satisfied over time	(100.7)	36.4	(27.8)	94.2
Balance at end of period	$66.7	$94.6	$66.7	$94.6

	Three months ended September 30,		Nine months ended September 30,
Contract Liabilities	2022	2021	2022	2021
	(in millions)		(in millions)
Balance at beginning of period	$52.5	$19.5	$32.9	$6.2
Performance obligation completed, converted to shared savings payable	—	—	(0.2)	(4.4)
Payments made to customer	—	(0.1)	(0.5)	(0.7)
Estimated amounts due to customer related to performance obligations satisfied at a point-in-time	—	1.4	(0.3)	3.6
Estimated amounts due to customer related to performance obligations satisfied over time	(39.1)	12.6	(18.5)	28.7
Balance at end of period	$13.4	$33.4	$13.4	$33.4

	Three months ended September 30,		Nine months ended September 30,
Deferred Revenue	2022	2021	2022	2021
	(in millions)		(in millions)
Balance at beginning of period	$1.0	$4.4	$3.6	$3.8
Acquired in Caravan Health Acquisition	—	—	0.5	—
Payments received from customers	2.1	0.8	2.8	9.1
Revenue recognized upon completion of performance obligation	(0.3)	(4.2)	(4.1)	(11.9)
Balance at end of period	$2.8	$1.0	$2.8	$1.0

Notes to the Condensed Consolidated Financial Statements (unaudited)

	Three months ended September 30,		Nine months ended September 30,
Shared Savings Payable	2022	2021	2022	2021
	(in millions)		(in millions)
Balance at beginning of period	$20.5	$54.2	$63.4	$80.8
Amounts due to ACO participants	10.5	—	10.5	—
Amounts paid to customer and/or CMS	(9.5)	(33.9)	(94.2)	(148.9)
Amounts due to customer upon completion of performance obligation	—	23.2	41.8	111.6
Balance at end of period	$21.5	$43.5	$21.5	$43.5
7.Property and Equipment

Property and equipment, net were as follows as of each of the dates presented:

	September 30, 2022	December 31, 2021
	(in millions)
Computer equipment	$25.2	$22.0
Leasehold improvements	18.7	18.5
Furniture and fixtures	8.3	6.5
Software	2.4	2.5
Projects in progress	1.0	0.7
Property and equipment, gross	55.6	50.2
Less: Accumulated depreciation and amortization	(32.3)	(26.5)
Property and equipment, net	$23.3	$23.7

Depreciation and amortization expense for property and equipment, inclusive of amounts subsequently written off or disposed from accumulated depreciation, was $2.7 million and $2.1 million for the three months ended September 30, 2022 and 2021, respectively, and $7.1 million and $6.2 million for the nine months ended September 30, 2022 and 2021, respectively. There was no impairment of property and equipment during the three or nine months ended September 30, 2022 or 2021.
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

Notes to the Condensed Consolidated Financial Statements (unaudited)

primarily represents the net book value of deferred rent and tenant improvement allowances recognized as of December 31, 2021, which was adjusted against the right-of-use asset upon adoption.

In addition, there was $0.4 million recorded as a reduction of retained earnings upon adoption. This primarily related to an asset that we ceased using prior to the adoption of ASC 842 and do not have the intent and ability to sublease since the remaining lease term was less than one year. We recognized a lease liability equal to the present value of the remaining lease payments under the contract; however, we did not recognize a corresponding right-of-use asset. The previously recognized cease-use liability as of December 31, 2021 was recognized as a reduction to the carrying amount of the right-of-use asset. As the cease-use liability balance was less than the carrying amount of the right-of-use asset, the remaining portion of the right-of-use asset not offset by the cease-use liability was written off as an adjustment to retained earnings since the cease-use date of the asset occurred prior to adoption.

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

Right-of-use Assets and Lease Liabilities

The following table presents our operating lease right-of-use assets and lease liabilities as of September 30, 2022. Current lease liabilities are included in other current liabilities on the Condensed Consolidated Balance Sheets.

September 30, 2022
(in millions)
Operating lease right-of-use assets	$23.7

Current portion of operating lease liabilities	8.1
Non-current operating lease liabilities	26.9
Total Lease Liabilities	$35.0

For the three and nine months ended September 30, 2022, cash paid for amounts included in the measurement of operating lease liabilities was $3.3 million and $8.6 million, respectively.

Our operating lease expense is recorded as a component of SG&A in our Condensed Consolidated Statements of Operations. The components of lease expense were as follows as of each of the dates presented:

Notes to the Condensed Consolidated Financial Statements (unaudited)

	Three months ended September 30, 2022	Nine months ended September 30, 2022
	(in millions)
Operating lease cost	$3.0	$7.2
Variable lease cost	0.6	2.0
Sublease income	(0.3)	(1.6)
Total Lease Cost(1)	$3.3	$7.6
(1) Excludes short-term lease expense, which is not material

Due to the plan to wind down our Episodes of Care segment, we terminated certain lease contracts during the three months ended September 30, 2022. See Note 19 Restructuring Activities related to the wind-down of the Episodes of Care business. The facility exits resulted in a one-time termination penalty of $1.0 million paid during the three months ended September 30, 2022 and approximately $1.1 million of incremental expense included in SG&A during the three and nine months ended September 30, 2022.

The following table presents the weighted average remaining lease term and discount rate of our operating leases as of September 30, 2022:

Weighted Average Lease Term (Years)	6.5
Weighted Average Discount Rate	5.1%

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

As of September 30, 2022, maturities of our operating lease liabilities are as follows:

Remainder of 2022	$2.4
2023	8.7
2024	4.6
2025	4.6
2026	4.7
Thereafter	16.0
Total lease payments	41.0
Less: imputed interest	(6.0)
Present value of operating lease liabilities	$35.0

Effective April 1, 2022, we entered into a new lease agreement for a facility in Galway, Ireland. The lease term is 15 years with an option to terminate after 10 years. It is not reasonably certain that we will not exercise the option to terminate after 10 years; therefore, the total lease payments are expected to be approximately $7.0 million over 10 years.

Notes to the Condensed Consolidated Financial Statements (unaudited)

Effective October 1, 2021, we entered into a lease agreement for a facility in Oklahoma City, OK. The lease term is 7.25 years, with two 5-year options to renew which are not reasonably certain to be exercised, and total lease payments are approximately $4.1 million. The lessor and its agents have completed building this retail space and the lease commenced July 1, 2022.

We previously entered into a lease agreement for a facility in New York, NY which is expected to commence February 1, 2024, once our current lease for this facility expires on January 31, 2024. The lease term is 5.75 years, with one 5-year option to renew which is not reasonably certain to be exercised, and total lease payments are expected to be approximately $22.7 million. As the lease had not yet commenced as of September 30, 2022, it is not included in the right-of-use asset or lease liabilities recorded as of September 30, 2022.

Disclosures Related to Periods Prior to Adoption of ASC 842

As of December 31, 2021, future minimum lease payments under non-cancellable operating leases were as follows:

2022	$10.2
2023	8.7
2024	6.1
2025	9.3
2026	8.6
Thereafter	21.5
$64.4
9.Intangible Assets

Intangible assets were as follows as of each of the dates presented:

		September 30, 2022			December 31, 2021
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated amortization	Net Carrying Value	Gross Carrying Amount	Accumulated amortization	Net Carrying Value
		(in millions)
Customer relationships	3 - 20	$481.8	$(102.5)	$379.3	$530.5	$(129.1)	$401.4
Acquired and capitalized software	3 - 6	104.6	(58.5)	46.1	134.3	(80.4)	53.9
Tradename	3	0.7	(0.1)	0.6	—	—	—
Total		$587.1	$(161.1)	$426.0	$664.8	$(209.5)	$455.3

We capitalized $4.7 million and $5.5 million for the three months ended September 30, 2022 and 2021, respectively, and $19.0 million and $17.1 million for the nine months ended September 30, 2022 and 2021, respectively, of internally-developed software costs. During the nine months ended September 30, 2022, we acquired $93.9 million of intangible assets in connection with the acquisition of Caravan Health (see Note 4 Business Combinations), which included values for customer relationships of $69.8 million (10-year useful life), acquired technology of $23.4 million (5-year useful life) and a tradename of $0.7 million (3-year useful life).

We recorded a $0.3 million impairment of customer relationships and $3.0 million impairment of acquired technology for the three months ended September 30, 2022 and $67.0 million impairment of customer relationships and $29.5 million impairment of acquired and capitalized software for the nine months ended September 30, 2022, included in Loss on Impairment on our Condensed Consolidated Statements of Operations.

During the three months ended September 30, 2022, the decision was made to end our community service offering. The community service offering is part of the Home & Community Services segment and uses a technology

Notes to the Condensed Consolidated Financial Statements (unaudited)

platform acquired in 2019. The decision to end our community service offering was determined to be a triggering event which indicated that the carrying amount of the relevant asset group may not be recoverable. We assessed the recoverability of the asset group by determining whether the carrying value exceeded the sum of the projected undiscounted cash flows expected to result from the eventual disposition of the assets over the remaining economic lives. This assessment indicated that the carrying value of the asset group is not recoverable. The fair value was deemed to be de minimis due to the decision to dispose of the asset group, resulting in a full impairment of the related intangible assets, which includes $0.3 million of customer relationships and $3.0 million of acquired technology.

During the nine months ended September 30, 2022, we received the semiannual reconciliation from CMS, which included a negative retrospective price adjustment to the benchmark prices against which savings are measured for specific episodes under the BPCI-A program, which we believe have made the program unsustainable. As a result, we subsequently made the decision to wind down our Episodes of Care business. The receipt of this semiannual reconciliation was determined to be a triggering event which indicated that the carrying amount of the relevant asset group may not be recoverable. We assessed the recoverability of the asset group by determining whether the carrying value exceeded the sum of the projected undiscounted cash flows expected to result from the eventual disposition of the assets over the remaining economic lives. This assessment indicated that the carrying value of the asset group is not recoverable; therefore, we estimated the fair value of the asset group using a discounted cash flow methodology and implied market values which were concluded to be zero as the underlying customer contracts cannot be sold or transferred. The fair value was deemed to be de minimis due to the decision to abandon the asset group, resulting in a full impairment of the related intangible assets.

There was no impairment of intangible assets for the three or nine months ended September 30, 2021.

Amortization expense for intangible assets, inclusive of amounts subsequently written off from accumulated amortization, was $12.0 million and $15.5 million for the three months ended September 30, 2022 and 2021, respectively, and $45.7 million and $45.4 million for the nine months ended September 30, 2022 and 2021, respectively. Expected amortization expense as of September 30, 2022 related to intangible assets, including internal-use software development costs, was as follows:

(in millions)
Remainder of 2022	$12.1
2023	44.5
2024	40.0
2025	34.2
2026	32.3
Thereafter	262.9
$426.0

Notes to the Condensed Consolidated Financial Statements (unaudited)

10.Goodwill
The change in the carrying amount of goodwill for each reporting unit is as follows:

	Home & Community Services	Episodes of Care Wind-down	Total
	(in millions)
Balance at December 31, 2021	$170.4	$426.7	$597.1
Business combinations	—	199.3	199.3
Impairment	$—	$(426.7)	$(426.7)
Segment realignment	199.3	(199.3)	—
Measurement period adjustments	$0.4	$—	$0.4
Balance at September 30, 2022	$370.1	$—	$370.1

We recorded no goodwill impairment during the three months ended September 30, 2022 and a $426.7 million goodwill impairment during the nine months ended September 30, 2022, included in Loss on Impairment in our Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2022, we received the semiannual reconciliation from CMS, which included a negative retrospective price adjustment to the benchmark prices against which savings are measured for specific episodes under the BPCI-A program, which we believe have made the program unsustainable. As a result, we subsequently made the decision to wind down our Episodes of Care business. The receipt of this semiannual reconciliation was determined to be a triggering event and we therefore completed an assessment of the goodwill of the Episodes of Care Wind-down reporting unit. We performed a quantitative impairment test by comparing the carrying amount of the Episodes of Care Wind-down reporting unit to its fair value. We estimated the fair value of the reporting unit using a discounted cash flow model and net tangible carrying value. The carrying amount of the Episodes of Care Wind-down reporting unit exceeded its estimated fair value; therefore, we recognized an impairment loss equal to the excess of the reporting unit’s carrying amount over its fair value.

In connection with the strategic shift in the business associated with our announcement to wind down our Episodes of Care business (see Note 19 Restructuring Activities), we realigned our segments during the three months ended September 30, 2022 (see Note 22 Segment Reporting). As a result, the goodwill associated with the Caravan Health acquisition was reallocated to the Home & Community Services segment at its relative fair value.

There was no impairment related to goodwill during the three or nine months ended September 30, 2021.
11.Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2022	2021
	(in millions)
Other accrued expenses	$50.9	$19.6
Accrued payroll and payroll-related expenses	38.6	46.5
Shared savings payable	21.5	63.4
Accounts payable	5.3	5.6
Accrued income taxes	—	1.6
Total accounts payable and accrued liabilities	$116.3	$136.7

Notes to the Condensed Consolidated Financial Statements (unaudited)

12.Long-Term Debt

Long-term debt was as follows:

	September 30,	December 31,
	2022	2021
	(in millions)
Revolving Facility	$—	$—
2021 Term Loan	346.5	349.1
Total debt	346.5	349.1
Unamortized debt issuance costs	(5.3)	(6.0)
Unamortized discount on debt	(4.1)	(4.7)
Total debt, net	337.1	338.4
Less current maturities	(3.5)	(3.5)
Total long-term debt	$333.6	$334.9

As of September 30, 2022 and December 31, 2021, the effective interest rate on the 2021 Term Loan borrowings was 5.88% and 3.75%, respectively. In July 2022, our corporate credit rating was upgraded by S&P to B+, which per the terms of the 2021 Credit Agreement, reduced the applicable rate for the 2021 Term Loan by 25 basis points effective July 2022.

The 2021 Credit Agreement is secured by substantially all of the assets of Signify and its subsidiaries. The 2021 Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and events of default. Negative covenants include, among others (and in each case subject to certain exceptions), limitations on incurrence of liens by Signify and its restricted subsidiaries, limitations on incurrence of indebtedness by Signify and its restricted subsidiaries, limitations on making dividends and other distributions, limitations on engaging in asset sales, limitation on making investments, limitations on engaging in transactions with affiliates. As a result of these restrictions, substantially all of the subsidiary net assets are deemed restricted as of December 31, 2021. Additionally, the 2021 Credit Agreement includes a requirement that the consolidated first lien net leverage ratio (as defined in the 2021 Credit Agreement) as of the end of any fiscal quarter is not greater than 4.50 to 1.00 if on the last day of such fiscal quarter the Revolving Facility and letters of credit outstanding exceeds 35% of the total amount of Revolving Facility commitments at such time. As of September 30, 2022, we were in compliance with all financial covenants.

We currently have no borrowings outstanding under the Revolving Facility. As of September 30, 2022, we had $172.8 million available borrowing capacity under the Revolving Facility, as the borrowing capacity is reduced by outstanding letters of credit.
The aggregate principal maturities of long-term debt due subsequent to September 30, 2022 are as follows:

(in millions)
Remainder of 2022	$0.9
2023	3.5
2024	3.5
2025	3.5
2026	3.5
Thereafter	331.6
$346.5

Notes to the Condensed Consolidated Financial Statements (unaudited)

13.Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis were as follows:

		September 30, 2022
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
		(in millions)
Cash equivalents	Money market funds	$133.3	$—	$—	$133.3
Customer EAR liability	Customer equity appreciation rights	—	—	252.7	252.7
Customer EAR liability	EAR letter agreement	—	—	—	—
Contingent consideration	Consideration due to sellers	—	—	17.9	17.9
		December 31, 2021
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
		(in millions)
Cash equivalents	Money market funds	$400.1	$—	$—	$400.1
Customer EAR liability	Customer equity appreciation rights	—	—	48.6	48.6
Contingent consideration	Consideration due to sellers	—	—	—	—

There were no transfers between Level 1 and Level 2, or into or out of Level 3, during the three or nine months ended September 30, 2022 or 2021.

Fair value of assets measured on a non-recurring basis include intangible assets when there is an impairment triggering event. See Note 9 Intangible Assets and Note 10 Goodwill.

The changes in Level 3 liabilities measured at fair value on a recurring basis were as follows:

Contingent Consideration

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Beginning of period	$35.4	$2.4	$—	$15.2
Payment of contingent consideration	—	—	—	(15.0)
Initial measurement of contingent consideration due to sellers	—	—	30.5	—
Remeasurement of contingent consideration included in selling, general and administrative expense	(17.5)	—	(12.6)	2.2
Balance at end of period	$17.9	$2.4	$17.9	$2.4

Notes to the Condensed Consolidated Financial Statements (unaudited)

Customer equity appreciation rights

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Beginning of period	$63.6	$102.7	$48.6	$21.6
Grant date fair value estimate recorded as reduction to revenue	4.9	5.0	14.8	14.8
Grant date fair value estimate of EAR letter agreement recorded as reduction to revenue	1.6	—	4.7	—
Remeasurement of fair value of customer EAR agreements included in other expense (income), net	186.7	(27.3)	189.3	44.0
Remeasurement of fair value of EAR letter agreement, included in other expense (income), net	(4.1)	—	(4.7)	—
Balance at end of period	$252.7	$80.4	$252.7	$80.4

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows as of September 30, 2022:

	Fair Value (in millions)	Valuation Technique	Significant Unobservable Inputs	Assumption
Customer equity appreciation rights	$252.7	Discounted time value	Discount rate	6.0%

			Expected term (years)	2 - 6 months

EAR Letter Agreement	$—	Discounted time value	Discount rate	6.0%

			Expected term (years)	2 - 6 months

Consideration due to sellers	$17.9	Black-Scholes	Volatility	15.5%
			Discount Rate	5.40%
			Risk Free Rate	2.93%
			Credit Spread	4.60%
			Expected term (years)	1

The methodology for measuring the fair value of the customer equity appreciation rights and the EAR Letter Agreement was changed from an option pricing model to a discounted time value model as of September 30, 2022 as a result of the pending Merger, see Note 3 Pending Acquisition. The key assumptions in the valuation are the time to liquidity, which is estimated to be between two and six months based on the expected timing of the shareholder and regulatory approvals of the transaction, and the annualized cost of debt discount rate, which we estimate to be 6% as of September 30, 2022. Based on the current equity value, the estimated fair value of the customer equity appreciation rights significantly exceeds the minimum value established in the EAR Letter Agreement, resulting in a de minimis value for the EAR Letter Agreement as of September 30, 2022.

Notes to the Condensed Consolidated Financial Statements (unaudited)

Fair value of the contingent consideration related to the Caravan Health acquisition (see Note 4 Business Combinations) is measured using the Black-Scholes option pricing model, which uses certain assumptions to estimate the fair value, including long-term financial forecasts, expected term until payout, volatility, discount rate, credit spread, and risk-free rate. The expected volatility and discount rate are calculated using comparable peer companies, adjusted for Caravan Health’s operational leverage. The risk-free interest rate is based on the U.S. Treasury rates that are commensurate with the term of the contingent consideration. Changes in the estimated fair value compared to the initial estimated fair value at the acquisition date are included in SG&A expense on our Condensed Consolidated Statement of Operations, and are impacted by the passage of time and Caravan Health’s progress in meeting the future performance criteria. The contingent consideration is payable based on the achievement of certain performance criteria, one of which is revenue. Both performance criteria must be achieved for any payment to be due. During the three months ended September 30, 2022, the estimated fair value of contingent consideration decreased as the likelihood of the defined revenue criteria being achieved decreased primarily due to the lower estimated revenue for 2022, see Note 6 Revenue Recognition.

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

Notes to the Condensed Consolidated Financial Statements (unaudited)

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

Holders of shares of Class A common stock are entitled to receive dividends when and if declared by the Board out of funds legally available, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock.

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

Under the Cure TopCo Amended LLC Agreement, holders of LLC Units have the right to require Cure TopCo to redeem all or a portion of their LLC Units for newly issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to the volume-weighted average market price of one share of our Class A common stock for each LLC Unit redeemed. This will result in the recognition of a contingently redeemable noncontrolling interest in Cure TopCo held by the Continuing Pre-IPO LLC Members, which will be redeemable, at the election of Signify Health, for shares of Class A common stock on a one-for-one basis or a cash payment in accordance with the

Notes to the Condensed Consolidated Financial Statements (unaudited)

terms of the Cure TopCo Amended LLC Agreement and which, if the redeeming member is an affiliate, the decision to redeem in cash or shares will be approved by the disinterested members of the Audit Committee.

Cure TopCo Membership Units
The LLC Units of Cure TopCo do not have voting interests in Cure TopCo. The LLC Units do have rights with respect to the profits and losses and distributions of Cure TopCo as set forth in the Cure TopCo Amended LLC Agreement.
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

The following table summarizes the ownership interests in Cure TopCo as of September 30, 2022:

	LLC Units	Ownership Percentage
Number of LLC Units held by Signify Health, Inc.	178,370,055	75.6%
Number of LLC Units held by noncontrolling interests	57,421,276	24.4%
Total LLC Units outstanding	235,791,331	100.0%

LLC Units held by the Continuing Pre-IPO LLC Members are redeemable or exchangeable for, at our election and with appropriate approvals, newly issued shares of Class A common stock on a one-for-one basis or a cash payment in accordance with the terms of the Cure TopCo Amended LLC Agreement.

During the three and nine months ended September 30, 2022, 363,578 and 407,414 LLC units, respectively, were exchanged by Continuing Pre-IPO LLC Members, and shares of Class A common stock were issued on a one-for-one basis.

Notes to the Condensed Consolidated Financial Statements (unaudited)

16.Equity-Based Compensation
On March 1, 2022, our Board approved amendments to certain outstanding equity award agreements subject to performance-based vesting criteria. The equity awards were amended with an effective date of March 7, 2022, and included 3,572,469 then outstanding LLC Incentive Units and 817,081 then outstanding stock options. The amendments added an alternative two-year service-vesting condition to the performance-vesting criteria, which, through the effective date of the amendment, were considered not probable of occurring and therefore we had not previously recorded any expense related to these awards. The amended equity awards will now vest based on the satisfaction of the earlier to occur of 1) a two year service condition, with 50% vesting in each of March 2023 and March 2024 or 2) the achievement of the original performance vesting criteria. As a result of this amendment, which results in vesting that is considered probable of occurring, we began to record equity-based compensation expense for these amended equity awards in March 2022. The equity-based compensation expense related to these amended awards is based on the fair value as of the effective date of the amended equity awards and will be recorded over the two year service period.
2021 Long-Term Incentive Plan
In January 2021, our Board adopted the 2021 Long-Term Incentive Plan (the “2021 LTIP”) which became effective in connection with the IPO and provides for the grant of equity-based awards to employees, consultants, service providers and non-employee directors. At inception, there were 16,556,298 shares of Class A common stock available for issuance under the 2021 LTIP. The share pool will be increased on the first day of each year by the least of (i) 14,191,113 shares of Class A common stock, (ii) 3% of the aggregate number of shares of Class A common stock and shares of Class B common stock outstanding (on a fully diluted basis) on the last day of the immediately preceding fiscal year and (iii) an amount determined by the Board. Any shares underlying substitute awards, shares remaining available for grant under a plan of an acquired company and awards (including pre-IPO awards (as defined in the 2021 LTIP)) that are forfeited, cancelled, expired, terminated or are otherwise lapsed, in whole or in part, or are settled in cash or withheld in respect of taxes, will become available for future grants under the 2021 LTIP. As of December 31, 2021 the total number of shares available for future issuance under the 2021 LTIP was 15,246,831. On January 1, 2022, the share pool was increased by 3% of the aggregate number of Class A common stock and Class B common stock outstanding, or 7,255,410 shares of Class A common stock pursuant to the automatic increase provision described herein.

Stock Options
The total fair value on March 7, 2022, the amendment effective date, based on a Black-Scholes value of $8.49, for the March 2022 amended stock options as described above, was $6.9 million, of which we recorded $0.9 million and $2.0 million during the three and nine months ended September 30, 2022, respectively. Subsequent to these amendments, there are no longer any stock options outstanding that are subject only to performance-based vesting conditions that are not probable of occurring.

Notes to the Condensed Consolidated Financial Statements (unaudited)

The following is a summary of stock option activity for awards subject to time-based vesting for the nine months ended September 30, 2022:

	Outstanding Options	Weighted average exercise price per share
Outstanding at December 31, 2021	4,926,357	$9.98
Granted	5,075,718	$14.82
Converted to time-based vesting	817,081	$8.46
Forfeited	(1,026,188)	$16.63
Exercised	(1,960,088)	$4.12
Expired	(14,355)	$17.43
Outstanding at September 30, 2022	7,818,525	$13.52

Restricted Stock Units (“RSUs”)

A summary of restricted stock unit activity for the period presented is as follows:

	Restricted Stock Units	Weighted Avg. Grant Date FMV
Outstanding at December 31, 2021	602,745	$18.37
Granted	3,633,218	$14.36
Vested	(116,230)	$24.65
Forfeited	(628,565)	$14.71
Outstanding at September 30, 2022	3,491,168	$14.63

Stock-based compensation expense

During the three months ended September 30, 2022, we recognized $5.3 million and $0.5 million, of equity-based compensation expense included in SG&A expense and Service expense, respectively, on the Condensed Consolidated Statements of Operations related to stock options and RSUs. During the three months ended September 30, 2021, we recognized $2.2 million of equity-based compensation expense included in SG&A expense on the Condensed Consolidated Statements of Operations related to stock options and RSUs.

During the nine months ended September 30, 2022, we recognized $14.4 million and $1.2 million, of equity-based compensation expense included in SG&A expense and Service expense, respectively, on the Condensed Consolidated Statements of Operations related to stock options and RSUs. During the nine months ended September 30, 2021, we recognized $5.1 million of equity-based compensation expense included in SG&A expense on the Condensed Consolidated Statements of Operations related to stock options and RSUs.

As of September 30, 2022, we had total unrecognized compensation expense of $84.6 million related to 9,926,766 unvested time-based stock options and RSUs which we expect to recognize over a weighted average period of 1.6 years.

Notes to the Condensed Consolidated Financial Statements (unaudited)

Employee Stock Purchase Plan

A summary of ESPP share reserve activity for the nine months ended September 30, 2022 is as follows:

	Shares	Weighted average price
Available for future purchases, beginning of year	4,567,246
Shares available for issuance (a)	2,418,470
Common stock purchased	(143,313)	$11.73
Available for future purchases, end of period	6,842,403

(a) On January 1, 2022, the number of shares reserved for issuance was increased by 2,418,470.

During the three and nine months ended September 30, 2022, we recognized $0.1 million and $0.4 million, respectively, of equity-based compensation expense included in SG&A expense on the Condensed Consolidated Statements of Operations related to the ESPP. During the three and nine months ended September 30, 2021, we recognized $0.2 million of equity-based compensation expense included in SG&A expense on the Condensed Consolidated Statements of Operations related to the ESPP.

LLC Incentive Units
The total fair value on the amendment date for the March 2022 amended LLC Incentive Units as described above was based on the closing stock price on the amendment date of $14.19, resulting in total fair value of $50.7 million, of which we recorded $5.4 million and $0.2 million in equity-based compensation expense included in SG&A expense and service expense, respectively, on the Condensed Consolidated Statements of Operations during the three months ended September 30, 2022. During the nine months ended September 30, 2022, we recorded $13.2 million and $0.4 million in equity-based compensation expense included in SG&A expense and service expense, respectively, on the Condensed Consolidated Statements of Operations.
In addition to the expense noted above related to those awards amended in March 2022, during the three months ended September 30, 2022 and 2021, we recognized $1.0 million and $1.5 million, respectively, of equity-based compensation expense related to LLC Units included in SG&A expense on the Condensed Consolidated Statements of Operations, respectively. During the nine months ended September 30, 2022 and 2021, we recognized $3.5 million and $4.4 million, respectively, of equity-based compensation expense related to LLC Units included in SG&A expense on the Condensed Consolidated Statements of Operations, respectively.

As of September 30, 2022, there was $35.9 million of total unrecognized compensation expense related to 4,021,579 unvested time-based Incentive Units expected to be recognized over a weighted average period of 0.7 years. Additionally, there was approximately $2.2 million of unrecognized compensation expense related to 1,329,280 Incentive Units with performance-based vesting, in which the vesting conditions were not probable of occurring as of September 30, 2022.
17.(Loss) Earnings Per Share

Basic (loss) earnings per share of Class A common stock is computed by dividing net loss (income) attributable to Signify Health by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted (loss) earnings per share of Class A common stock is computed by dividing net (loss) income attributable to Signify Health by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted (loss) earnings per share of Class A common stock for the three and nine months ended September 30, 2022 and 2021. The basic and diluted (loss) earnings per share for the nine months ended September 30, 2021 only includes the period from February 12, 2021 to September 30, 2021, which represents the period wherein we had outstanding Class A common stock.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions)
Net (loss) income	$(225.0)	$29.3	$(731.3)	$(22.5)
Less: Net loss attributable to pre-Reorganization Transactions	—	—	—	(17.2)
Less: Net (loss) income attributable to the noncontrolling interest	(66.0)	9.1	(190.9)	(2.3)
Net (loss) income attributable to Signify Health, Inc.	$(159.0)	$20.2	$(540.4)	$(3.0)

Weighted average shares of Class A common stock outstanding - Basic	177,419,471	169,055,078	175,527,474	167,905,136

Dilutive Shares:
Stock Options	—	3,332,831	—	—
RSUs	—	46,041	—	—
LLC Units	—	—	—	—
Total Dilutive shares	—	3,378,872	—	—
Weighted average shares of Class A common stock outstanding - Diluted	177,419,471	172,433,950	175,527,474	167,905,136

(Loss) earnings per share of Class A common stock - Basic	$(0.90)	$0.12	$(3.08)	$(0.02)
(Loss) earnings per share of Class A common stock - Diluted	$(0.90)	$0.12	$(3.08)	$(0.02)

Shares of Class B common stock do not participate in our earnings or losses and are therefore not participating securities. As such, separate presentation of basic and diluted (loss) earnings per share of Class B common stock under the two-class method has not been presented. Shares of our Class B common stock and the corresponding LLC Units are, however, considered potentially dilutive shares of Class A common stock. LLC Units of Cure TopCo participate in the (loss) earnings of Cure TopCo and therefore, our portion of Cure TopCo’s (loss) earnings per share has been included in the net (loss) income attributable to Signify Health in the calculation above. LLC Units held by the Continuing Pre-IPO LLC Members are redeemable in accordance with the Cure TopCo Amended LLC Agreement, at the election of Signify Health, for shares of Class A common stock on a one-for-one basis or a cash payment.

The potential dilutive effect of LLC Units are evaluated under the if-converted method. The potential dilutive effect of stock options and RSUs are evaluated under the treasury stock method.

Notes to the Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the stock options, RSUs and LLC Units that were anti-dilutive for the periods indicated. The effects of each would have been anti-dilutive. As a result, these shares, which were outstanding, were excluded from the computation of diluted (loss) earnings per share for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Antidilutive Shares:
Stock Options	7,818,525	1,294,305	7,818,525	5,302,839
RSUs	3,491,168	149,539	3,491,168	290,419
LLC Units	57,421,276	58,713,929	57,421,276	58,713,929

Additionally, 977,247 stock options and 5,977,283 LLC units were excluded from the calculation of (loss) earnings per share for the three and nine months ended September 30, 2021 as they were subject to performance vesting conditions, which were not probable of occurring as of September 30, 2021.
18.Transaction-related Expenses

During the three and nine months ended September 30, 2022, we incurred $9.6 million and $14.5 million, respectively, of transaction-related expenses primarily in connection with the pending Merger, the acquisition of Caravan Health as well as other corporate development activities, such as potential mergers and acquisitions, strategic investments and other similar activities. These transaction-related expenses primarily related to consulting, legal and other professional services expenses as well as certain employee compensation costs. In addition, transaction-related expenses include certain integration-related expenses following the acquisition of Caravan Health including employee compensation costs and consulting and other professional services fees.

For the three and nine months ended September 30, 2021, we incurred $2.9 million and $4.8 million, respectively, of transaction-related expenses related to expenses incurred in connection with corporate development activities, such as potential mergers and acquisitions, strategic investments and other similar activities. These transaction-related expenses related to consulting, compensation, and integration-type expenses. Additionally, for the nine months ended September 30, 2021, we incurred $4.7 million of costs in connection with our IPO.
19.Restructuring Activities

On July 7, 2022, our Board approved a restructuring plan to wind down our Episodes of Care segment. This decision was made in light of retrospective trend calculations released by the Center for Medicare & Medicaid Innovation in June 2022 that lowered target prices for episodes in the BPCI-A program, and which we believe have made the program unsustainable. The total cost of the restructuring plan is estimated to be approximately $25-$35 million and will consist of severance and related employee costs, contract termination fees and professional service fees as well as facility closure costs. We recorded restructuring expenses of $16.7 million during the three and nine months ended September 30, 2022, included as restructuring expenses on our Condensed Consolidated Statement of Operations. Total restructuring expenses for the three and nine months ended September 30, 2022 included $8.1 million for severance and related employee costs, $7.5 million in contract termination fees and $1.1 million for professional service fees.

Notes to the Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2022, we had recorded $16.4 million in accrued restructuring expenses, included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets. The following table summarizes the approved restructuring activity for the nine months ended September 30, 2022:

	Severance and Related Employee Costs	Contract Termination Costs	Professional Service Costs	Total
Balance at December 31, 2021	$—	$—	$—	$—
2022 Charge	8.1	7.5	1.1	16.7
Non-cash adjustments	—	(0.1)	—	(0.1)
Payments made	(0.2)	—	—	(0.2)
Balance at September 30, 2022	$7.9	$7.4	$1.1	$16.4

We expect the majority of the restructuring plan actions to be completed in 2022.
20.Commitments and Contingencies

Letters of Credit

As of September 30, 2022, we had outstanding letters of credit totaling $12.2 million, including $3.0 million related to leased properties and $9.2 million in favor of CMS, which are required in the event of a negative outcome on certain episodes of care within the BPCI-A program and we do not settle the related amounts owed to CMS. This amount reduces the borrowing amount available to us under our Revolving Facility as of September 30, 2022. See Note 12 Long-Term Debt for the total value of letters of credit under this facility. However, the terms of BPCI-A also require that certain partners provide a related reciprocal letter of credit for the majority of this amount. In February 2022, the entire $8.8 million of the reciprocal letters of credit were released as a result of collateral being available under the new credit agreement.

As of September 30, 2022, we also had an outstanding standby letter of credit collateralized by our assets totaling $0.4 million primarily related to estimated workers’ compensation obligations,

Contingencies

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

Sales Tax Reserve

During the year ended December 31, 2019, it was determined that certain Episodes of Care services may be subject to sales tax in certain jurisdictions. Historically, we had not collected sales tax from our Episodes of Care customers as we believed the services were not taxable. As of September 30, 2022 and December 31, 2021, we had a liability of $1.8 million and $1.6 million, respectively, for potential sales tax exposure related to services performed in 2016 through the second quarter of 2020, included in other current liabilities on the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2022, we received final audit settlement with certain states that resulted in $0.2 million in SG&A expense on the Condensed Consolidated Statement of Operations. We are in the process of settling the remaining potential exposure with the various states and we began collecting sales tax from customers in the second quarter of 2021 for 2020 services.

Notes to the Condensed Consolidated Financial Statements (unaudited)

Customer Equity Appreciation Rights

As of September 30, 2022, there was approximately $4.9 million of original grant date fair value unrecognized related to the original customer EAR agreements, which we expect to record as a reduction of revenue through the end of 2022. We remeasure the fair value of the outstanding EAR agreements at the end of each reporting period and record any changes in fair value to other expense (income), net in our Condensed Consolidated Statement of Operations. See Note 13 Fair Value Measurements for changes in estimated fair value and valuation techniques used to estimate the EAR.

In December 2021, we and our customer agreed to extend our existing commercial arrangements through the middle of 2026 and established targets for the minimum number of IHEs to be performed on behalf of the customer each year (the “Volume Targets”). We also entered into a letter agreement (the “EAR Letter Agreement”) with the customer that provides that, in the event of a change in control of the Company or certain other corporate transactions, and subject to achievement of the Volume Targets, if the aggregate amount paid under the EARs prior to and in connection with such event (the “Aggregate EAR Value”) is less than $118.5 million, then the customer will be paid the difference between $118.5 million and the Aggregate EAR Value. The EAR Letter Agreement is a separate equity value-linked instrument, independent from the original EARs. The grant date fair value was determined based on an option pricing model. Similar to the original EARs, we recorded the initial grant date fair value as a reduction to revenue over the performance period, beginning in 2022. Estimated changes in fair market value are recorded each accounting period based on management’s current assumptions related to the underlying valuation approaches as other (income) expense, net on the Condensed Consolidated Statement of Operations. The grant date fair value of the EAR Letter Agreement was estimated to be $76.2 million and will be recorded as a reduction of revenue through June 30, 2026, coinciding with the service period. As of September 30, 2022, there was approximately $71.5 million of original grant date fair value unrecognized related to the EAR Letter Agreement, which we expect to record as a reduction of revenue as follows:

Remainder of 2022	$1.5
2023	20.0
2024	20.0
2025	20.0
2026	10.0
Total	$71.5

We remeasure the fair value of the outstanding EAR Letter Agreement at the end of each reporting period and record any changes in fair value to other expense (income), net in our Condensed Consolidated Statement of Operations. See Note 13 Fair Value Measurements for changes in estimated fair value and valuation techniques used to estimate the fair value of the EAR Letter Agreement. Based on the acquisition value of the pending Merger and our current stock price, the value of the outstanding EAR agreements exceeds the minimum value established in the EAR Letter Agreement and therefore we expect the remaining grant date fair value reduction to revenue will be offset each period by a corresponding amount in other income (expense).

As of September 30, 2022, the estimated customer EAR liability was included in current liabilities on the Condensed Consolidated Balance Sheets, reflecting our expectation that the Merger will close within the next 12 months, which would result in payment of the EAR liabilities.

Synthetic Equity Plan

In connection with our IPO in February 2021, the Synthetic Equity Plan (“SEP”) was amended to, among other things, remove the change in control payment condition and provide for cash settlement upon each vesting event based on a 30 trading day volume weighted average price of our Class A common shares. Prior to this amendment, the vesting criteria were not probable of occurring and we had not recognized any compensation expense related to these awards. Concurrent with the February 2021 amendment, we began to record compensation expense and a current liability beginning in the first quarter of 2021 related to outstanding synthetic equity awards (“SEUs”)

Notes to the Condensed Consolidated Financial Statements (unaudited)

subject to time-based vesting. The liability and expense are adjusted each reporting period based upon actual cash settlements and the underlying value of our Class A common stock. The SEU liability is included in accounts payable and accrued expenses on our Condensed Consolidated Balance Sheet. We have not recorded any expense related to the outstanding SEUs subject to performance-based vesting as the vesting criteria were not probable of occurring as of September 30, 2022. Most of the outstanding SEUs subject to performance-based vesting were amended in March 2022, to add a time-based vesting component and therefore, we began recognizing compensation expense related to these outstanding SEUs over the amended service period.

As of September 30, 2022, 109,641 SEUs were subject to time-based vesting.

The following table summarizes the change in the SEU liability:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions)
Balance at beginning of period	$0.3	$0.7	$0.2	$—
SEU expense included in service expense	0.1	—	0.2	0.6
SEU expense included in SG&A expense	0.5	0.2	0.7	1.4
Cash payments	(0.1)	(0.2)	(0.3)	(1.3)
Balance at end of period	$0.8	$0.7	$0.8	$0.7

Contingent Consideration

As of September 30, 2022, we recorded $17.9 million in long-term contingent consideration on our Condensed Consolidated Balance Sheets related to potential payments due upon the completion of certain performance targets in connection with our acquisition of Caravan Health in March 2022. See Note 4 Business Combinations. If contingent milestones are achieved under the terms of the Caravan Health Merger Agreement, we expect to make any payments due during the second half of 2023.
21.Income Taxes

Income tax (benefit) expense for the three months ended September 30, 2022 and 2021, was $(48.5) million and $6.4 million, respectively, and for the nine months ended September 30, 2022 and 2021, was $(49.3) million and $(3.7) million, respectively. Our effective tax rate for the three and nine months ended September 30, 2022 was 17.7% and 6.3%, respectively, compared to 18.0% and 13.9% for the three and nine months ended September 30, 2021. Our effective tax rates for the three and nine months ended September 30, 2022 are lower than the U.S. Federal statutory rate of 21% primarily due to nondeductible goodwill impairment, impact of non-controlling interest, and changes in valuation allowance. Our effective tax rate for the three and nine months ended September 30, 2021 was less than the U.S. Federal statutory rate of 21% due to not being subject to income taxes on the portion of earnings that are attributable to the non-controlling interest and loss in the pre-reorganization period.

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

Notes to the Condensed Consolidated Financial Statements (unaudited)

We have evaluated our tax positions and have identified uncertain tax positions for which a reserve should be recorded. Accordingly, a provision for uncertainties in income taxes of $0.1 million has been recorded and is included in other noncurrent liabilities on our Condensed Consolidated Balance Sheet as of September 30, 2022. As of December 31, 2021, there was no provision for uncertainties in income taxes.

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

As of September 30, 2022, we had a liability of $58.3 million related to the projected obligations under the TRA. TRA related liabilities are classified as current or noncurrent based on the expected date of payment. As of September 30, 2022, there was $5.0 million due within 12 months and is included within current liabilities on our Condensed Consolidated Balance Sheet. During the nine months ended September 30, 2022, we recorded a $2.0 million increase in the TRA liability.

For impact of the pending Merger on the TRA see Note 3 Pending Acquisition.
22.Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by our Chief Operating Decision Maker in deciding how to allocate resources and in assessing financial performance. On July 7, 2022, we announced our plans to exit our Episodes of Care business, excluding Caravan Health. See Note 19 Restructuring Activities. As a result of this announcement and the underlying strategic shift of the business, the structure of the internal organization changed in a manner that resulted in a new composition of our reportable segments. The Caravan Health business and the acquired solutions are now integrated with our overall business operations and total cost of care solutions suite offered to customers. Furthermore, the decision to exit our Episodes of Care business fundamentally altered the economics of that business that we are in the process of winding down. Therefore, management views our operating performance in two reportable segments: Home & Community Services, which now includes the acquired Caravan Health, and Episodes of Care Wind-down.

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

See Note 6 Revenue Recognition for a summary of segment revenue by product type for the three and nine months ended September 30, 2022 and 2021. The change in our reportable segments described above did not impact the

Notes to the Condensed Consolidated Financial Statements (unaudited)

prior year, as we did not acquire Caravan Health until 2022. Our operating segment results for the periods presented, including the recast amounts for the nine months ended September 30, 2022, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Revenue
Home & Community Services	$207.5	$169.1	$621.8	$496.9
Episodes of Care Wind-down	(67.7)	30.1	(19.3)	95.1

Segment Adjusted EBITDA
Home & Community Services	60.1	49.9	189.9	146.8
Episodes of Care Wind-down	(98.3)	(7.9)	(120.5)	(15.8)

Less: reconciling items to loss before income taxes:
Unallocated costs (1)	194.6	(15.5)	242.7	88.1
Depreciation and amortization	14.7	17.6	52.8	51.6
Asset impairment	3.3	—	523.2	—
Restructuring Expenses	16.7	—	16.7	—
Interest expense	6.0	4.2	14.6	17.5
(Loss) income before income taxes	$(273.5)	$35.7	$(780.6)	$(26.2)

(1) Unallocated costs as follows:
Other (income) expense, net (2)	181.1	(27.4)	182.5	43.6
Loss on Debt Extinguishment	—	—	—	5.0
Equity-based compensation	13.3	3.7	34.7	9.5
SEU Expense	0.6	0.2	0.9	2.0
Customer equity appreciation rights	6.5	5.0	19.5	14.8
Transaction-related expenses	9.6	2.9	14.5	9.5
Non-allocated costs (3)	(16.5)	0.1	(9.4)	3.7
Total unallocated costs	$194.6	$(15.5)	$242.7	$88.1

s
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

Notes to the Condensed Consolidated Financial Statements (unaudited)

23.Concentrations

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

We are dependent on a concentrated number of payors and provider partners with whom we contract to provide IHEs and other services. A significant portion of revenues in our Home & Community Services segment are generated from a small number of customers. Our largest customers accounted for the following percentages of total net Home & Community Services revenue:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Customer A	33%	28%	35%	29%
Customer B	27%	23%	27%	29%
Customer C	*	14%	*	14%
Customer D	*	14%	*	*
*Revenue from this customer was less than 10% of total net Home & Community Services revenue during the period noted.

In addition, the revenue from our top ten customers in our Home & Community Services segment accounted for approximately 90% and 89% of our total Home & Community Services revenue for both the three and nine months ended September 30, 2022, respectively.

As of September 30, 2022, we had one customer which accounted for approximately 25% of accounts receivable.

While CMS is not our customer, a majority of the revenue generated by our Episodes of Care Wind-down segment is under the CMS administered BPCI-A program and payments are received under this program in certain cases from CMS rather than directly from the customer.
24.Related Party Transactions

In connection with the Reorganization Transactions, we entered into several agreements with various parties including Cure TopCo, New Mountain Capital and its affiliates, certain members of management and other shareholders. These include the Reorganization Agreement, the Cure TopCo Amended LLC Agreement, the TRA, the Registration Rights Agreement and the Stockholders' Agreement, all of which are fully described in our 2021 Annual Report on Form 10-K. See Note 1 Nature of Operations for further details on the Reorganization Transactions. See Note 14 Shareholders' Equity for additional information on the Cure TopCo, LLC Recapitalization. See Note 21 Income Taxes and Note 3 Pending Acquisition for additional information on the TRA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

We have made statements in this Quarterly Report on Form 10-Q, including matters discussed under Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1. Legal Proceedings, Part II, Item 1A. Risk Factors, and in other sections of this Quarterly Report on Form 10-Q, that are forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include statements regarding the Company’s business operations, assets, valuations, financial conditions, results of operations, future plans, strategies, and expectations, including statements regarding the timing of the consummation of the Merger, our future financial performance, our Episodes of Care Wind-down segment restructuring, our anticipated growth strategies and anticipated trends in our business, our ability to realize synergies in our businesses and our plans to expand our investment in value-based payment programs and in our product portfolio. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under Part II, Item 1A. Risk Factors and Part I, Item 1A. Risk Factors of our 2021 Annual Report on Form 10-K.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•the inability to complete the transactions contemplated by the Merger Agreement due to the failure to satisfy the conditions to the completion of the Merger, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the Merger;
•risks related to disruption of management’s attention from business operations due to the Merger;
•the effect of the announcement of the Merger on our relations with our customers, results of operations and business generally;
•risk that the Merger will not be consummated in a timely manner, exceeding the expected costs of the Merger;
•the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;
•our ability to implement our plan to wind down our Episodes of Care Wind-down segment and realize the anticipated cost savings and positive impact on 2023 earnings;
•the estimated costs associated with the Episodes of Care Wind-down restructuring plan;
•the impact the Episodes of Care Wind-down restructuring plan will have on our operations;
•the risk that our current revenue estimates under the BPCI-A program will be significantly reduced due to the semiannual BPCI-A reconciliation from CMS;
•the risk that our current revenue estimates and savings rate under the MSSP ACO program will be reduced;
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
•our dependence on distributions from Cure TopCo, our operating subsidiary, to fund dividend payments, if any, and to pay our taxes and expenses, including payments under the Tax Receivable Agreement (“TRA”);
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

Signify Health is a leading healthcare platform that leverages advanced analytics, proprietary technology and datasets, and nationwide healthcare provider networks to create and power value-based payment programs. Our mission is to build trusted relationships to make people healthier. Our customers include health plans, governments, employers, health systems and physician groups. We believe that we are a market leader in the value-based healthcare payment industry offering a suite of total cost of care enablement services, including, among others, in-home health evaluations (“IHEs”) performed either within the patient’s home, virtually or at a healthcare provider facility, diagnostic & preventive services, ACO enablement services, a provider enablement platform, 340B referrals and return to home services. IHEs are health evaluations performed by a clinician in the home to support payors’ participation in Medicare Advantage and other government-run managed care plans. Our mobile network of providers completed evaluations for over 1.9 million individuals participating in Medicare Advantage and other managed care plans in 2021. Our ACO enablement services involve our clients taking responsibility for the cost of a patient’s healthcare over the course of a year. These services include, but are not limited to, population health software, analytics, practice improvement, compliance, marketing, governance, surveys and licensing. The overall objective of the services provided is to help the customer receive shared savings. We believe that these core solutions have enabled us to become integral to how health plans and healthcare providers successfully participate in value-based payment programs, and that our platform lessens the dependence on facility-centric care for acute and post-acute services and shifts more services towards alternate sites and, most importantly, the home.

Our solutions support value-based payment programs by aligning financial incentives around outcomes, providing tools to health plans and healthcare organizations designed to assess and manage risk and identify actionable opportunities for improved patient outcomes, coordination and cost-savings. Through our platform, we coordinate what we believe is a holistic suite of clinical, social, and behavioral services to address an individual’s healthcare needs and prevent adverse events that drive excess cost. Our business model is aligned with our customers, as we generate revenue when we successfully engage members for our health plan customers and generate savings for our provider customers.

On March 1, 2022, we acquired Caravan Health, Inc. (“Caravan Health”). Caravan Health provides a broad range of value-based and shared savings models from advanced primary care to total cost of care programs. We believe the acquisition of Caravan Health will also position us to better to serve community hospitals, physician practices and clinics.

On July 7, 2022, we announced our plans to exit our Episodes of Care business. Our Caravan Health business will not be impacted. See ”—Recent Developments in 2022 and Factors Affecting Our Results of Operations” below.
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

Pending Acquisition

On September 2, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CVS Pharmacy, Inc., a Rhode Island corporation (“Parent”), and Noah Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Subsidiary”), pursuant to which, among other things, Merger Subsidiary will merge with and into the Company and whereupon Merger Subsidiary will cease to exist and the Company will be the surviving corporation in the Merger (the “Surviving Corporation”) and will continue as a wholly-owned subsidiary of Parent (the “Merger”).

As a result of the Merger, at the effective time of the Merger (the “Effective Time”), each share of our class A common stock, par value $0.01 per share (“Class A Common Stock”) (other than (i) common stock owned by the Company, Parent or Merger Subsidiary or any subsidiary thereof and (ii) any shares of Class A Common Stock and our class B common stock, par value $0.01 per share (“Class B Common Stock”, and, together with “Class A Common Stock”, “Company Stock”) owned by stockholders who properly exercise appraisal rights under Delaware law), including each share of Class A Common Stock resulting from the exchange of LLC Units (as defined below), outstanding immediately prior to the Effective Time, shall be canceled and converted into the right to receive $30.50 per share in cash, without interest (such per-share consideration, the “Per Share Consideration” and the aggregate consideration, the “Merger Consideration”).

Pursuant to the Merger Agreement, immediately prior to the Effective Time, in accordance with the Merger Agreement, the Third Amended and Restated Limited Liability Company Agreement of Cure TopCo LLC (“Cure TopCo”), dated as of February 12, 2021 (the “Cure TopCo Amended LLC Agreement”) and our certificate of incorporation, (i) we will require each member of Cure TopCo (excluding the Company and the Company Holding Subsidiary (as defined in the Merger Agreement), but including Cure Aggregator, LLC) to effectuate a redemption of all of such Cure TopCo member’s LLC Units (as defined in the Cure TopCo Amended LLC Agreement) (“LLC Units”), pursuant to which such LLC Units will be exchanged for shares of Class A Common Stock on a one-for-one basis in accordance with the provisions of the Cure TopCo Amended LLC Agreement and the Merger Agreement and (ii) each share of Class B Common Stock shall automatically be canceled immediately upon the consummation of such redemptions, such that no shares of Class B Common Stock will remain outstanding immediately prior to the Effective Time.

Consummation of the Merger is subject to certain conditions, including, but not limited to, (i) our receipt of the approval of the Merger Agreement by stockholders holding a majority of the voting power of the outstanding shares of Company Stock, (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the absence of any law or order prohibiting or making illegal the consummation of the Merger, (iv) the absence of any Material Adverse Effect (as defined in the Merger Agreement) on the Company and (v) the TRA Amendment (as defined below) being in full force and effect in accordance with its terms and not having been amended, repudiated, rescinded, or modified. On October 31, 2022, stockholders holding a majority of the voting power of the outstanding shares of Company Stock approved the Merger Agreement.

On September 19, 2022, each of the Company and Parent filed its respective Notification and Report Form with the U.S. Department of Justice (the “DOJ”) and the U.S. Federal Trade Commission (collectively, the “Agencies”) under the HSR Act. On October 19, 2022, the Company and Parent each received a request for additional information and documentary materials (collectively, the “Second Request”) from the DOJ in connection with the DOJ’s review of the Merger. The effect of the Second Request is to extend the waiting period imposed under the HSR Act until the 30th day after substantial compliance by the Company and Parent with the Second Request, unless the waiting period is terminated earlier by the DOJ or extended by the parties to the Merger.

The Company has made customary representations and warranties in the Merger Agreement and has agreed to customary covenants regarding the operation of the business of the Company and its subsidiaries prior to the Effective Time.

The Merger Agreement contains certain termination rights for each of the Company and Parent. Upon termination of the Merger Agreement in accordance with its terms, under certain specified circumstances, the Company will be required to pay Parent a termination fee in an amount equal to $228.0 million, including if the Merger Agreement is terminated due to the Company accepting a superior proposal or due to the Company’s Board changing its recommendation to the Company’s stockholders to vote to approve the Merger Agreement.

The Merger Agreement further provides that Parent will be required to pay the Company a termination fee in an amount equal to $380.0 million in the event the Merger Agreement is terminated under certain specified circumstances and receipt of antitrust approval has not been obtained by such time.

If the Merger is consummated, the Company will cease to be a publicly traded company and will become a wholly owned subsidiary of Parent, and our common stock will be delisted from the NYSE and deregistered under the Exchange Act.

We recorded approximately $9.2 million of transaction-related costs associated with the pending merger primarily related to banker fees, professional services fees and employee retention bonuses as transaction-related expenses in our Consolidated Statement of Operations during the nine months ended September 30, 2022.

For more detail regarding the Merger Agreement, please see the Definitive Proxy Statement filed by the Company with the SEC on September 30, 2022 (the “Definitive Proxy Statement”). The foregoing description of the

Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which was filed as Exhibit 2.1 to the Current Report on Form 8-K filed by the Company with the SEC on September 6, 2022 and also attached as Annex A to the Definitive Proxy Statement.

Episodes of Care Restructuring

On July 7, 2022, our Board approved a restructuring plan to wind down our Episodes of Care segment. This decision was made in light of recent retrospective trend calculations released by the Center for Medicare & Medicaid Innovation that lowered target prices for episodes in the BPCI-A program, and which we believe have made the program unsustainable. The total cost of the restructuring plan is estimated to be approximately $25-$35 million and will consist of severance and related employee costs, contract termination fees and professional service fees as well as facility closure costs. We recorded restructuring expenses of $16.7 million during the three months and nine months ended September 30, 2022, We expect the majority of the restructuring plan actions to be completed in 2022.

There are approximately $85 million of annualized direct Episodes of Care Wind-down costs which will be eliminated. In addition, there are approximately $60 million of annualized shared costs currently allocated to the Episodes of Care Wind-down segment, of which we expect to eliminate approximately $30-$35 million in annualized costs by the end of 2022 as we wind down the Episodes of Care business.

BPCI-A Reconciliation

During the second quarter of 2022, we received a semiannual BPCI-A reconciliation from CMS. Within that reconciliation, CMS applied a negative retrospective price adjustment to the benchmark prices against which savings are measured for specific episodes under the BPCI-A program. Several BPCI-A participants, including us, disputed the price adjustment. Our dispute was based on independently collected price trend data that indicates a positive price adjustment should be applied and corresponds with inflation in the medical services industry. CMS subsequently recommended participants provide formal evidence of the pricing errors. We responded to the request in July 2022, and upon receipt of our submission of the calculation error notice, CMS deemed the reconciliation period to remain open. As a result of the open reconciliation period and our view that the information presented in the reconciliation was not accurate, we did not change our revenue estimates upon receipt of the second quarter semiannual reconciliation and awaited further resolution or clarity of this matter.

In October 2022, we and other BPCI-A participants, received a memorandum from CMS providing a general response to questions raised related to the retrospective price adjustment as well as CMS’ plans for the future of the BPCI-A program. CMS indicated it had reviewed its own calculations and did not find errors in how it applied them but at the same time acknowledged a lack of transparency and the use of non-public data and proposed to make changes to the pricing formulas in subsequent model years. Later in October 2022, we received the required formal response to our calculation error notice submitted in July 2022, reiterating that following a comprehensive review and referencing the aforementioned memorandum, CMS did not find any errors in its calculations. This response indicates CMS deems the original semiannual reconciliation provided in June 2022 to be correct. We are in the process of appealing this decision, which will further delay CMS deeming the semiannual reconciliation final and the related cash flows.

Due to the formal response to our calculation error notice received from CMS in October 2022 in regard to the most recent semiannual reconciliation, we revised our revenue estimates related to the performance period included in that reconciliation as well as the subsequent two open performance periods. As a result, during the three months ended September 30, 2022, we recorded a reversal of revenue previously recorded of $38.6 million, $18.7 million and $6.9 million related to performance periods beginning in April 2021, October 2021 and April 2022, respectively. Additionally, we considered the negative trend factor adjustment imposed by CMS in our revenue estimates for the three months ended September 30, 2022. As a result of this negative adjustment, our revenue estimates are lower than they would have otherwise been and certain customers were in a negative overall revenue position for the performance period, and we therefore recorded expense of approximately $1.3 million included in Service expense for the three months ended September 30, 2022 on our Condensed Consolidated Statement of Operations. Further changes in management’s estimates, including a potential reversal of previously recorded revenue, could occur based on the outcome of the pending appeal process noted above and to the extent the final remaining semiannual reconciliations receive additional pricing adjustments.

Additionally, as a result of the change in estimates and our withdrawal from the BPCI-A program, we reduced revenue by $12.2 million during the three months ended September 30, 2022 related to administrative fee revenue recorded for performance obligations satisfied in prior periods. As a result of the pricing adjustments imposed by CMS and our planned exit from the BPCI-A program, it is unlikely these amounts will be collected from the customers, as they generally would be paid out of savings earned.

Since the final determination of the semiannual reconciliation is pending appeal and we did not receive the formal response to our calculation error notice until late October 2022, the recognition of accounts receivable for our Episodes of Care Wind-down segment as of September 30, 2022 has not yet occurred. Estimated revenue related to this reconciliation period continues to be included in contract assets with corresponding shared savings expenses included in contract liabilities on our Condensed Consolidated Balance Sheets as of September 30, 2022. Historically, we received a final reconciliation in the second quarter of each year, thereby reducing the associated contract assets and recording accounts receivable for the amounts to be collected and reducing the corresponding contract liabilities and recording accounts payable for the amounts to be paid. Accordingly, the net cash collections from the delayed reconciliation, in addition to being significantly less than prior periods, will also deviate from historical cash collection seasonality trends.

Separately, we have revised our estimates of the time it will take to substantially complete our performance obligations from 13 months to 9 months for the open performance period that began in April 2022 as a result of our decision to wind down our Episodes of Care business. We expect our services and underlying performance obligations to be substantially satisfied by the end of 2022. This shorter period of time to complete our performance obligations resulted in approximately $1.8 million in additional revenue being recorded during the three months ended September 30, 2022.

The results of the initial reconciliation received in the second quarter of 2022 and the subsequent decision to exit the Episodes of Care business were determined to be an impairment triggering event for both long-lived intangible assets, including capitalized software, and goodwill. As such, we performed an asset recoverability test on the associated long-lived intangible assets and concluded the recoverability test failed and the estimated fair value was de minimis, resulting in a $66.7 million impairment of customer relationships and $26.5 million impairment of acquired and capitalized software for the nine months ended September 30, 2022. Additionally, we completed an assessment of the goodwill of the Episodes of Care Wind-down reporting unit and determined the carrying value exceeded the estimated fair value, resulting in a $426.7 million goodwill impairment during the nine months ended September 30, 2022.

Caravan Health Acquisition

On March 1, 2022, we completed the acquisition of Caravan Health for an initial purchase price of approximately $250.0 million, subject to certain customary adjustments, and included $190.0 million in cash and $60.0 million in our Class A common stock, comprised of 4,726,134 shares at $12.5993 per share, which represented the volume-weighted average price per share of our common stock for the five trading days ending three business days prior to March 1, 2022. In connection with and concurrently with the entry into the Caravan Health Merger Agreement, we entered into support agreements with certain shareholders of Caravan Health, pursuant to which such shareholders agreed that, other than according to the terms of their respective support agreement, they will not, subject to certain limited exceptions, transfer, sell or otherwise dispose of any Signify shares for a period of up to five years following closing of the merger. In addition to the initial purchase price, the transaction included contingent additional payments of up to $50.0 million based on certain future performance criteria of Caravan Health, which if such criteria are met, may be paid in the second half of 2023. The fair value of the contingent consideration as of the acquisition date was estimated to be approximately $30.5 million, and was approximately $17.9 million as of September 30, 2022. The contingent consideration is payable based on the achievement of certain performance criteria, one of which is revenue. Both performance criteria must be achieved for any payment to be due. During the three months ended September 30, 2022, the estimated fair value of contingent consideration decreased as the likelihood of the defined revenue criteria being achieved decreased primarily due to the lower estimated revenue for 2022 due to new information received from CMS during the three months ended September 30, 2022. See “—Results of Operations.”

During the three months ended September 30, 2022, per the terms of the Caravan Health Merger Agreement we calculated the final net working capital adjustment to the initial purchase price resulting in an additional $0.9 million cash consideration due to the sellers. This additional amount due is primarily related to adjustments of the estimated contract assets based on the final reconciliation received from CMS for the 2021 performance periods and updated income tax estimates. We expect to pay the additional cash consideration in the fourth quarter of 2022.

As part of the Caravan Health acquisition, we assigned preliminary values to the assets acquired and the liabilities assumed based upon their fair values at the acquisition date. We acquired $93.9 million of intangible assets, consisting primarily of customer relationships of $69.8 million (10-year useful life), acquired technology of $23.4 million (5-year useful life) and a tradename of $0.7 million (3-year useful life), which we also expect will increase our amortization expense in future periods. As a result of the Caravan Health acquisition, we also recorded $199.7 million in goodwill, which represented the amount by which the purchase price exceeded the fair value of the net assets acquired.

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

Segment Realignment

Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by our Chief Operating Decision Maker in deciding how to allocate resources and in assessing financial performance. On July 7, 2022, we announced our plans to exit our Episodes of Care business, excluding

Caravan Health, see "—Episodes of Care Restructuring” above. As a result of this announcement and the underlying strategic shift of the business, the structure of the internal organization changed in a manner that resulted in a new composition of our reportable segments. The Caravan Health business and the acquired solutions are now integrated with our overall business operations and total cost of care solutions suite offered to customers. Furthermore, the decision to exit our Episodes of Care business fundamentally altered the economics of that business that we are in the process of winding down. Therefore, management views our operating performance in two reportable segments: Home & Community Services, which now includes the acquired Caravan Health, and Episodes of Care Wind-down.

The change in our reportable segments described above did not impact prior year, as we did not acquire Caravan Health until 2022.

IHE volume

During the three and nine months ended September 30, 2022, we completed and sent to customers approximately 0.61 million and 1.80 million IHEs, including vIHEs, respectively, compared to 0.49 million and 1.44 million IHEs in the three and nine months ended September 30, 2021, respectively. In 2022, the higher IHE volume was driven by increased customer demand partially offset during the three months ended September 30, 2022 by certain vendor technology issues and to a lesser extent severe weather.

Equity-based compensation expense

On March 1, 2022, our Board approved amendments to certain outstanding equity award agreements, subject to performance-based vesting criteria. The equity awards were amended with an effective date of March 7, 2022, and included 3,572,469 outstanding LLC Incentive Units and 817,081 outstanding stock options. The amendments added an alternative two-year service-vesting condition to the performance-vesting criteria, which, through the effective date of the amendment, were considered not probable of occurring and, therefore, we had not previously recorded any expense related to these awards. The amended equity awards will now vest based on the satisfaction of the earlier to occur of 1) a two year service condition, with 50% vesting in each of March 2023 and March 2024 or 2) the achievement of the original performance vesting criteria. As a result of this amendment, which results in vesting that is considered probable of occurring, we began to record equity-based compensation expense for these amended equity awards in March 2022. The equity-based compensation expense related to these amended awards is based on the fair value as of the effective date of the amended equity awards and will be recorded over the two year service period.

The total fair value on March 7, 2022, the amendment effective date, based on a Black-Scholes value of $8.49, was $6.9 million for the March 2022 amended stock options as described above, of which we recorded $2.0 million during the nine months ended September 30, 2022. As a result of these amendments, there are no longer any stock options outstanding that are subject only to performance-based vesting conditions that are not probable of occurring.

The total fair value on the amendment date for the March 2022 amended LLC Incentive Units was based on the closing stock price on the amendment date of $14.19, resulting in total fair value of $50.7 million, of which we recorded $13.6 million in equity-based compensation expense during the nine months ended September 30, 2022. Subsequent to these amendments, as of September 30, 2022, there are 1,329,280 LLC Incentive Units that remain outstanding that are subject only to performance-based vesting conditions that are not probable of occurring.

Additionally, in March 2022, our Board and the Compensation & Talent Committee approved an annual long-term incentive plan equity grant (the “2022 Annual LTIP Equity Grant”) to certain employees. A total of 2,677,979 restricted stock units and 4,059,520 stock options with an exercise price of $14.19 were granted as part of this 2022 Annual LTIP Equity Grant. All awards granted as part of the 2022 Annual LTIP Equity Grant vest equally over four years. Total grant date fair value related to the 2022 Annual LTIP Equity Grant was $68.8 million and will be recorded as equity-based compensation expense over the four year service period beginning in March 2022.

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

Non-controlling interest

The non-controlling interest ownership percentage changes as new shares of Class A common stock are issued and LLC units are exchanged for our Class A common stock. During the nine months ended September 30, 2022, the change in the non-controlling interest percentage was primarily driven by the shares issued in connection with the Caravan Health acquisition as well as exchanges of LLC units into Class A common stock. As of September 30, 2022, we held approximately 75.6% of Cure TopCo’s outstanding LLC Units and the remaining LLC Units of Cure TopCo are held by the Continuing Pre-IPO LLC Members.
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

Our subsidiary, Caravan Health, enters into contracts with customers to provide multiple services around the management of the ACO model. These include, among others, population health software, analytics, practice improvement, compliance, marketing, governance, surveys and licensing. The overall objective of the services provided is to help the customer receive shared savings from CMS. Caravan Health enters into arrangements with customers wherein we receive a contracted percentage of each customer’s portion of shared savings if earned. We recognize shared savings revenue as performance obligations are satisfied over time, commensurate with the recurring ACO services provided to the customer over a 12-month calendar year period. The shared savings transaction price is variable, and therefore, we estimate an amount we expect to receive for each 12-month calendar year performance obligation period.

In order to estimate this variable consideration, management initially uses estimates of historical performance of the ACOs. We consider inputs such as attributed patients, expenditures, benchmarks and inflation factors. We adjust our estimates at the end of each reporting period to the extent new information indicates a change is warranted. We apply a constraint to the variable consideration estimate in circumstances where we believe the data received is incomplete or inconsistent, so as not to have the estimates result in a significant revenue reversal in future periods. Although our estimates are based on the information available to us at each reporting date, new and material information may cause actual revenue earned to differ from the estimates recorded each period. These include, among others, Hierarchical Conditional Category (“HCC”) coding information, quarterly reports from CMS with information on the aforementioned inputs, unexpected changes in attributed patients and other limitations of the program beyond our control. We receive final reconciliations from CMS and collect the cash related to shared savings earned annually in the third or fourth quarter of each year for the preceding calendar year.

The remaining sources of Caravan Health revenue in our Home & Community Services segment are recognized over time when, or as, the performance obligations are satisfied and are primarily based on a fixed fee or per member per month fee. Therefore, they do not require significant estimates and assumptions by management.
See “—Critical accounting policies—Revenue recognition.”
Results of operations for the three months ended September 30, 2022 and 2021

The following is a discussion of our consolidated results of operations for the three months ended September 30, 2022 and 2021. A discussion of the results by each of our two operating segments, Home & Community Services and Episodes of Care Wind-down, follows the discussion of our consolidated results.

The following table summarizes our results of operations for the periods presented:

	Three months ended September 30,		% Change
	2022	2021	2022 v 2021
	(in millions)
Revenue	$139.8	$199.2	(29.8)%
Operating expenses:
Service expense	123.3	100.4	22.9%
Selling, general and administrative expense	58.6	65.8	(10.9)%
Transaction-related expense	9.6	2.9	232.9%
Restructuring expense	16.7	—	NM
Asset impairment	3.3	—	NM
Depreciation and amortization	14.7	17.6	(16.5)%
Total operating expenses	226.2	186.7	21.2%
(Loss) income from operations	(86.4)	12.5	(793.0)%
Interest expense	6.0	4.2	44.8%
Other expense (income)	181.1	(27.4)	(760.9)%
Other expense (income), net	187.1	(23.2)	(904.5)%
(Loss) income before income taxes	(273.5)	35.7	NM
Income tax (benefit) expense	(48.5)	6.4	NM
Net (loss) income	(225.0)	29.3	NM
Net (loss) income attributable to non-controlling interest	(66.0)	9.1	NM
Net (loss) income attributable to Signify Health, Inc.	$(159.0)	$20.2	NM

Revenue

Our total revenue was $139.8 million for the three months ended September 30, 2022, representing a decrease of $59.4 million, or 29.8%, from $199.2 million for the three months ended September 30, 2021. This decrease was primarily driven by a $97.8 million decrease in revenue from our Episodes of Care Wind-down segment offset by a $38.4 million increase in revenue from our Home & Community Services segment. See “—Segment results” below.

Operating expenses

Our total operating expenses were $226.2 million for the three months ended September 30, 2022, representing an increase of $39.5 million, or 21.2%, from $186.7 million for the three months ended September 30, 2021. This increase was driven by the following:

•Service expense - Our total service expense was $123.3 million for the three months ended September 30, 2022, representing an increase of $22.9 million, or 22.9%, from $100.4 million for the three months ended September 30, 2021. This increase was primarily driven by expenses related to our network of providers, which increased by $15.7 million, driven by overall higher IHE volume    . Compensation-related expenses increased by $4.6 million primarily driven by additional headcount including the incremental employees retained as part of the Caravan Health acquisition and higher benefits expense. Equity-based compensation expense increased by $0.7 million primarily due to additional equity grants and the amendment of awards with performance-based vesting to include a time-based vesting condition. As a result of the negative BPCI-A trend factor adjustment, certain customers were in a negative overall revenue position for the performance period, and we therefore recorded expense of approximately $1.3 million for the three months ended September 30, 2022. Additionally, other variable costs increased $0.6 million during the three months ended September 30, 2022 primarily driven by increased IHE volume.

•Selling, general and administrative (“SG&A”) expense - Our total SG&A expense was $58.6 million for the three months ended September 30, 2022, representing a decrease of $7.2 million, or 10.9%, from $65.8 million for the three months ended September 30, 2021. This decrease was primarily driven by a gain of $17.5 million in the remeasurement of contingent consideration in 2022 related to potential payments due upon the completion of certain performance targets in connection with our acquisition of Caravan Health in March 2022. The estimated fair value of the contingent consideration decreased primarily due to the lower shared savings estimates for Caravan Health. Additionally, there was a decrease of $3.8 million in professional fees and a decrease of $0.8 million in other variable costs. These decreases were offset by an increase in equity-based compensation expense, which was higher by $9.3 million primarily due to additional equity grants and the amendment of awards with performance-based vesting to include a time-based vesting condition. Compensation-related expenses increased by $1.5 million due to additional headcount to support the overall growth in our Home & Community Services business including the incremental employees retained as part of the Caravan Health acquisition and higher benefits costs. Additionally, information technology-related expenses, including infrastructure and software costs increased $2.1 million, facilities-related expense increased $1.5 million primarily due to the early exit of certain locations in connection with our approved restructuring activities due to the wind-down of our Episodes of Care business and employee travel and entertainment expenses increased $0.5 million as COVID-19 imposed travel restrictions eased.

•Transaction-related expenses - Our total transaction-related expenses were $9.6 million for the three months ended September 30, 2022, representing an increase of $6.7 million, or 232.9%, from $2.9 million for the three months ended September 30, 2021. In 2022, the transaction-related expenses primarily related to consulting, professional services expenses and employee related costs in connection with the pending Merger and certain integration-related expenses, including compensation expenses and consulting and other professional services expenses, following the Caravan Health acquisition. In 2021, the transaction-related expenses consisted primarily of consulting and other professional services expenses incurred in connection with our IPO and general corporate development activities, including potential acquisitions that did not proceed.

•Restructuring expenses - Our total restructuring expenses were $16.7 million for the three months ended September 30, 2022. We did not have any restructuring expense for the three months ended September 30, 2021. The restructuring expense in 2022 includes severance and related employee costs, contract termination fees and professional services fees due to the wind-down of our Episodes of Care business.

•Asset impairment - Our total asset impairment was $3.3 million for the three months ended September 30, 2022. We did not record an asset impairment for the three months ended September 30, 2021. The loss on asset impairment in 2022 was related to our decision to end our community service offering and therefore the carrying value of the underlying intangible assets exceeded the estimated fair value as of September 30, 2022. The loss on asset impairment included a $0.3 million impairment of customer relationships and $3.0 million impairment of acquired technology.

•Depreciation and amortization - Our total depreciation and amortization expense was $14.7 million for the three months ended September 30, 2022, representing a decrease of $2.9 million, or 16.5%, from $17.6 million for the three months ended September 30, 2021. This decrease in depreciation and amortization expense was primarily driven by a net decrease in amortization expense of $3.5 million, primarily due to asset impairments over the past year and certain intangible assets becoming fully amortized in 2021, partially offset by additional capital expenditures related to internally-developed software over the past year and the $93.9 million in intangible assets acquired in connection with the Caravan Health acquisition in March 2022. The decrease in amortization expense was partially offset by an increase in depreciation expense of $0.6 million, primarily driven by additional capital expenditures over the past year.

Other expense, net

Other expense, net total was $187.1 million expense for the three months ended September 30, 2022, representing a decrease of $210.3 million from $23.2 million in income for the three months ended September 30, 2021.

Interest expense was $6.0 million for the three months ended September 30, 2022, representing an increase of $1.8 million from $4.2 million for the three months ended September 30, 2021. This increase was primarily driven by higher overall interest rates partially offset by the lower outstanding principal balance following our June 2021 refinancing of the 2021 Credit Agreement.

Other (income) expense was $181.1 million expense for the three months ended September 30, 2022, representing a decrease of $208.5 million from $27.4 million in income for the three months ended September 30, 2021. This decrease was primarily driven by the remeasurement of the fair value of the outstanding customer EAR liabilities, which resulted in an unrealized loss of $182.6 million for the three months ended September 30, 2022, representing a decrease of $209.9 million from income of $27.3 million for the three months ended September 30, 2021. The fair value of the outstanding customer EAR liabilities increased due to our higher equity value and a revised estimate of time to liquidity as a result of the pending Merger. This decrease was partially offset by a $1.4 million increase in interest income earned on higher excess cash balances and rising interest rates during the three months ended September 30, 2022.

Income tax (benefit) expense
Income tax benefit was $48.5 million for the three months ended September 30, 2022, representing an increase of $54.9 million from $6.4 million income tax expense for the three months ended September 30, 2021. The effective tax rate for the three months ended September 30, 2022 was 17.7% compared to 18.0% for the three months ended September 30, 2021. The effective tax rate in 2022 is lower than the statutory federal and state income tax rate of approximately 25% primarily due to nondeductible goodwill impairment and change in valuation allowance.

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

The following table summarizes our segment revenue, segment adjusted EBITDA and the percentage of total consolidated revenue and consolidated adjusted EBITDA, respectively, for the periods presented:

	Three months ended September 30,				% Change
	2022	% of Total	2021	% of Total	2022 v 2021
	(in millions)
Revenue
Home & Community Services
Evaluations	$202.3	144.7%	$167.1	83.9%	21.1%
Value-based Care Services	4.6	3.3%	—	—%	N.M.
Other	0.6	0.4%	2.0	1.0%	(69.3)%
Total Home & Community Services revenue	207.5	148.4%	169.1	84.9%	22.8%
Episodes of Care Wind-down
Episodes	(69.9)	(50.0)%	27.8	14.0%	(351.0)%
Other	2.2	1.7%	2.3	1.2%	(3.6)%
Total Episodes of Care Wind-down revenue	(67.7)	(48.4)%	30.1	15.1%	(324.4)%
Segment Adjusted EBITDA
Home & Community Services	60.1	NM	49.9	NM	20.6%
Episodes of Care Wind-down	(98.3)	NM	(7.9)	NM	NM

Home & Community Services revenue was $207.5 million for the three months ended September 30, 2022, representing an increase of $38.4 million, or 22.8%, from $169.1 million for the three months ended September 30, 2021. This increase was primarily driven by Evaluations revenue, which increased by $35.2 million. The higher Evaluations revenue was driven by increased IHE volume and a slightly lower proportion of IHEs conducted as vIHEs, which are performed at a lower price per evaluation compared to in-person IHEs. Evaluations revenue included a reduction associated with the grant date fair value of the outstanding customer EARs and EAR Letter Agreement of $6.5 million and $5.0 million during the three months ended September 30, 2022 and 2021, respectively. Revenue for Value-based Care Services increased $4.6 million due to the Caravan Health acquisition in March 2022. We recorded a $5.7 million reduction to Value-Based Care Services revenue for the three months ended September 30, 2022 as we reduced our estimates of shared savings for the 2022 plan year based on new information received from CMS during the third quarter of 2022. The new data included updated historical benchmarks that were lower than our expectations primarily due to the lingering after effects of COVID-19 and updated spend information for the fourth quarter of 2021 compared to the fourth quarter of 2020. The inflationary trend CMS applies to the benchmark expenditures for ACOs in their initial agreement period included a calculation of national and regional spend for a twelve month period. When CMS initially reported the benchmark expenditure data earlier this year, data from the fourth quarter of 2020 was used rather than the fourth quarter of 2021 data, as the full year 2021 data was not yet available. The historical benchmark expenditures are now locked for the existing ACOs and will not be rebased until each ACO enters its next agreement period. For ACOs originated in 2022, this means that the historical benchmark expenditures will not be rebased until 2027. Other revenue decreased by $1.4 million, primarily due to a decrease in revenue from our biopharmaceutical services which we exited in 2021 and standalone sales of our social determinants of health community product.

Episodes of Care Wind-down revenue was $(67.7) million for the three months ended September 30, 2022, representing a decrease of $97.8 million, from $30.1 million for the three months ended September 30, 2021. This decrease during the three months ended September 30, 2022 was primarily driven by $97.7 million in lower

Episodes revenue due to the negative impact of CMS imposed pricing adjustments resulting in lower estimates and the reversal of revenue previously recorded. See “—Recent Developments in 2022 and Factors Affecting Our Results of Operations —BPCI-A Reconciliation”. Other revenue decreased $0.1 million in 2022, primarily driven by lower membership in our complex care management services product offering.

Home & Community Services Adjusted EBITDA was $60.1 million for the three months ended September 30, 2022, representing an increase of $10.2 million, or 20.6%, from $49.9 million for the three months ended September 30, 2021. This increase was primarily driven by the increase in revenue described above, partially offset by higher operating expenses as a result of the variable costs associated with increased volume, the acquisition of Caravan Health, and the investments to support our growth and technology.

Episodes of Care Wind-down Adjusted EBITDA was a loss of $98.3 million for the three months ended September 30, 2022, representing an increase of $90.4 million, or 1138.3%, from a loss of $7.9 million for the three months ended September 30, 2021. This increase in the loss was primarily driven by the lower Episodes revenue described above partially offset by the cost savings impact of the Episodes of Care Wind-down restructuring.
Results of operations for the nine months ended September 30, 2022 and 2021

The following is a discussion of our consolidated results of operations for the nine months ended September 30, 2022 and 2021. A discussion of the results by each of our two operating segments, Home & Community Services and Episodes of Care Wind-down, follows the discussion of our consolidated results.

The following table summarizes our results of operations for the periods presented:

	Nine months ended September 30,		% Change
	2022	2021	2022 v 2021
	(in millions)
Revenue	602.5	592.0	1.8%
Operating expenses:
Service expense	365.5	303.0	20.7%
Selling, general and administrative expense	213.3	188.0	13.5%
Transaction-related expense	14.5	9.5	52.0%
Restructuring expense	16.7	—	NM
Asset impairment	523.2	—	NM
Depreciation and amortization	52.8	51.6	2.4%
Total operating expenses	1,186.0	552.1	114.8%
(Loss) income from operations	(583.5)	39.9	NM
Interest expense	14.6	17.5	(16.8)%
Loss on extinguishment of debt	—	5.0	NM
Other expense	182.5	43.6	318.3%
Other expense, net	197.1	66.1	198.2%
Loss before income taxes	(780.6)	(26.2)	NM
Income tax benefit	(49.3)	(3.7)	NM
Net loss	$(731.3)	$(22.5)	NM
Net loss attributable to pre-Reorganization period	—	(17.2)	NM
Net loss attributable to non-controlling interest	(190.9)	(2.3)	NM
Net loss attributable to Signify Health, Inc.	$(540.4)	$(3.0)	NM

Revenue

Our total revenue was $602.5 million for the nine months ended September 30, 2022, representing an increase of $10.5 million, or 1.8%, from $592.0 million for the nine months ended September 30, 2021. This increase was primarily driven by a $124.9 million increase in revenue from our Home & Community Services segment offset by a $114.4 million decrease in revenue from our Episodes of Care Wind-down segment. See “—Segment results” below.

Operating expenses

Our total operating expenses were $1,186.0 million for the nine months ended September 30, 2022, representing an increase of $633.9 million, or 114.8%, from $552.1 million for the nine months ended September 30, 2021. This increase was driven by the following:

•Service expense - Our total service expense was $365.5 million for the nine months ended September 30, 2022, representing an increase of $62.5 million, or 20.7%, from $303.0 million for the nine months ended September 30, 2021. This increase was primarily driven by expenses related to our network of providers, which increased by $35.4 million as compared to the nine months ended September 30, 2021, driven by the overall higher IHE volume as well as a higher mix of in-person IHEs compared to vIHEs, which have a lower cost per evaluation. Compensation-related expenses increased by $19.4 million, primarily driven by additional headcount, including the incremental employees retained as part of the Caravan Health acquisition and higher benefits expense. Equity-based compensation increased $1.1 million primarily due to additional equity grants and the amendment of awards with performance-based vesting to include a time-based vesting condition. As a result of the negative BPCI-A trend factor adjustment, certain customers were in a negative overall revenue position for the performance period, and we therefore recorded expense of approximately $1.3 million for the nine months ended September 30, 2022. Additionally, the following expenses increased during the nine months ended September 30, 2022, primarily driven by the overall higher IHE volume: $3.2 million in other variable costs; $1.5 million in the costs of providing other diagnostic and preventive services, including certain laboratory and testing fees; $1.0 million in member outreach services and other related expenses, and $1.0 million in travel related costs. The impact of COVID-19 was less in 2022, resulting in a decrease of approximately $1.4 million in pandemic-related expenses during 2022 as compared to 2021, including lower costs related to COVID-19 tests for our providers and lower costs for personal protective equipment used by our providers while conducting IHEs.

•Selling, general and administrative (“SG&A”) expense - Our total SG&A expense was $213.3 million for the nine months ended September 30, 2022, representing an increase of $25.3 million, or 13.5%, from $188.0 million for the nine months ended September 30, 2021. This increase was primarily driven by equity-based compensation which increased $23.2 million primarily due to additional equity grants and the amendment of awards with performance-based vesting to include a time-based vesting condition. Compensation-related expenses increased by $10.7 million due to additional headcount to support the overall growth in our business including the incremental employees retained as part of the Caravan Health acquisition and higher benefits costs. Additionally, information technology-related expenses, including infrastructure and software costs increased $4.9 million, employee travel and entertainment expenses increased $2.7 million as COVID-19 imposed travel restrictions eased, facilities related expenses increased $1.9 million primarily due to the early exit of certain locations in connection with our approved restructuring activities due to the wind-down of our Episodes of Care business and other variable costs increased $1.2 million. These increases were offset by a decrease of $14.8 million in the remeasurement of contingent consideration in 2022 related to potential payments due upon the completion of certain performance targets in connection with our acquisition of Caravan Health in March 2022. The estimated fair value of the contingent consideration decreased primarily due to the lower Caravan Health shared savings estimates. Professional service fees also decreased $4.5 million in 2022.

•Transaction-related expenses - Our total transaction-related expenses were $14.5 million for the nine months ended September 30, 2022, representing an increase of $5.0 million, or 52.0%, from $9.5 million for the nine months ended September 30, 2021. In 2022, the transaction-related expenses consisted primarily of consulting, professional services expenses and employee related costs in connection with the pending Merger and consulting and other professional services incurred in connection with general corporate development activities, including the Caravan Health acquisition. In addition, transaction-related expenses in 2022 included certain integration-related expenses, including compensation expenses and consulting and other professional services expenses, following the Caravan Health acquisition. In 2021, the transaction-related expenses consisted primarily of consulting and other professional services, as well as compensation expenses, incurred in connection with our IPO and general corporate development activities, including potential acquisitions that did not proceed.

•Restructuring expenses - Our total restructuring expenses were $16.7 million for the nine months ended September 30, 2022. We did not have any restructuring expenses for the nine months ended September 30,

2021. The restructuring expense in 2022 includes severance and related employee costs, contract termination fees and professional services fees due to the wind-down of our Episodes of Care business.

•Asset impairment - Our total asset impairment was $523.2 million for the nine months ended September 30, 2022. We did not record an asset impairment for the nine months ended September 30, 2021. The loss on asset impairment in 2022 was primarily related to our Episodes of Care Wind-down segment as the carrying value of the assets exceeded the estimated fair value. Additionally, we recorded a loss on impairment in connection with the decision to end our community service offering and therefore the carrying value of the underlying intangible assets exceeded the estimated fair value as of September 30, 2022. The loss on asset impairment included a goodwill impairment of $426.7 million, a $66.9 million impairment of customer relationships and $29.6 million impairment of acquired and capitalized software.

•Depreciation and amortization - Our total depreciation and amortization expense was $52.8 million for the nine months ended September 30, 2022, representing an increase of $1.2 million, or 2.4%, from $51.6 million for the nine months ended September 30, 2021. This increase in depreciation and amortization expense was primarily driven by an increase in depreciation expense of $0.9 million, primarily driven by additional capital expenditures over the past year. Additionally, there was a net increase in amortization expense of $0.3 million, primarily due to the $93.9 million in intangible assets acquired in connection with the Caravan Health acquisition in March 2022 and additional capital expenditures related to internally-developed software over the past year partially offset by asset impairments over the past year and certain intangible assets becoming fully amortized in 2021.

Other expense, net

Other expense, net total was $197.1 million for the nine months ended September 30, 2022, representing an increase of $131.0 million from $66.1 million for the nine months ended September 30, 2021.

Interest expense was $14.6 million for the nine months ended September 30, 2022, representing a decrease of $2.9 million from $17.5 million for the nine months ended September 30, 2021. This decrease was primarily driven by the lower outstanding term loan principal balance following our June 2021 refinancing of the 2021 Credit Agreement partially offset by higher overall interest rates.

In 2021, we recorded a loss on extinguishment of debt of $5.0 million in connection with the June 2021 refinancing of the 2021 Credit Agreement.

Other (income) expense was $182.5 million for the nine months ended September 30, 2022, representing an increase of $138.9 million from $43.6 million for the nine months ended September 30, 2021. This increase was primarily driven by the remeasurement of the fair value of the outstanding customer EAR liabilities, which resulted in expense of $184.6 million for nine months ended September 30, 2022, representing an increase of $140.6 million from expense of $44.0 million for the nine months ended September 30, 2021. The fair value of the outstanding customer EAR liabilities increased due to our higher equity value and a revised estimate of the time to liquidity as a result of the pending Merger. This increase in net expense was partially offset by a $1.7 million increase in interest income earned on higher excess cash balances and rising interest rates during the nine months ended September 30, 2022.

Income tax benefit
Income tax benefit was $49.3 million for the nine months ended September 30, 2022, representing an increase of $45.6 million from an income tax benefit of $3.7 million for the nine months ended September 30, 2021. The effective tax rate for the nine months ended September 30, 2022 was 6.3% compared to 13.9% for the nine months ended September 30, 2021. The effective tax rate in 2022 is lower than the statutory federal and state income tax rate of approximately 25% primarily due to nondeductible goodwill impairment, impact of non-controlling interest, and a change in valuation allowance.

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

The following table summarizes our segment revenue, segment adjusted EBITDA and the percentage of total consolidated revenue and consolidated adjusted EBITDA, respectively, for the periods presented:

	Nine months ended September 30,				% Change
	2022	% of Total	2021	% of Total	2022 v 2021
	(in millions)
Revenue
Home & Community Services
Evaluations	$595.5	98.8%	$490.6	82.9%	21.4%
Value-based Care Services	24.4	4.1%	—	—%	NM
Other	1.9	0.3%	6.3	1.1%	(70.0)%
Total Home & Community Services revenue	621.8	103.2%	496.9	83.9%	25.2%
Episodes of Care Wind-down
Episodes	(26.0)	(4.3)%	88.5	15.0%	(129.4)%
Other	6.7	1.1%	6.6	1.1%	1.3%
Total Episodes of Care Wind-down revenue	(19.3)	(3.2)%	95.1	16.1%	(120.3)%
Segment Adjusted EBITDA
Home & Community Services	189.9	NM	146.8	NM	29.4%
Episodes of Care Wind-down	(120.5)	NM	(15.8)	NM	NM

Home & Community Services revenue was $621.8 million for the nine months ended September 30, 2022, representing an increase of $124.9 million, or 25.2%, from $496.9 million for the nine months ended September 30, 2021. This increase was primarily driven by Evaluations revenue, which increased by $104.9 million. The higher Evaluations revenue was driven by increased IHE volume and a reduction in the proportion of IHEs conducted as vIHEs, which are performed at a lower price per evaluation compared to in-person IHEs. Evaluations revenue included a reduction associated with the grant date fair value of the outstanding customer EARs and EAR Letter Agreement of $19.5 million and $14.8 million during the nine months ended September 30, 2022 and 2021, respectively. Revenue for Value-based Care Services increased $24.4 million due to the Caravan Health acquisition. Other revenue decreased by $4.4 million, primarily due to a decrease in revenue from our biopharmaceutical services which we exited in 2021 and standalone sales of our social determinants of health community product.

Episodes of Care Wind-down revenue was $(19.3) million for the nine months ended September 30, 2022, representing a decrease of $114.4 million, from $95.1 million for the nine months ended September 30, 2021. This decrease during the three months ended September 30, 2022, was primarily driven by a decrease of $114.5 million in lower Episodes revenue due to the negative impact of CMS imposed pricing adjustments resulting in lower savings estimates and the reversal of revenue previously recorded. See “—Recent Developments in 2022 and Factors Affecting Our Results of Operations —BPCI-A Reconciliation”. Other revenue increased $0.1 million in 2022 primarily driven by higher membership in our complex care management services product offering.

Home & Community Services Adjusted EBITDA was $189.9 million for the nine months ended September 30, 2022, representing an increase of $43.1 million, or 29.4%, from $146.8 million for the nine months ended September 30, 2021. This increase was primarily driven by the increase in revenue described above partially offset by higher operating expenses as a result of the variable costs associated with increased volume, the acquisition of Caravan Health, and investments to support our growth and technology.

Episodes of Care Wind-down Adjusted EBITDA was a loss of $120.5 million for the nine months ended September 30, 2022, representing an increase in loss of $104.7 million, from a loss of $15.8 million for the nine months ended September 30, 2021. This increased loss was primarily driven by the lower Episodes revenue described above, partially offset by the impact of the Episodes of Care Wind-down restructuring.
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

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under our 2021 Credit Agreement, including borrowing capacity under our Revolving Facility (as defined below). As of September 30, 2022, we had unrestricted cash and cash equivalents of $461.6 million. Our total indebtedness was $346.5 million as of September 30, 2022.

In June 2021, we entered into a credit agreement with a secured lender syndicate (the “2021 Credit Agreement”). The 2021 Credit Agreement includes a term loan of $350.0 million (the “2021 Term Loan”) and a revolving credit facility (the “Revolving Facility”) with a $185.0 million borrowing capacity. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation —Liquidity and capital resources —Indebtedness” in our 2021 Annual Report on Form 10-K. As of September 30, 2022, we had available borrowing capacity under the Revolving Facility of $172.8 million, as the borrowing capacity is reduced by outstanding letters of credit of $12.2 million. In July 2022, S&P upgraded our corporate credit rating, which in accordance with the terms of the 2021 Credit Agreement, reduced our applicable interest rate by 25 basis points, effective July 2022. However, rising interest rates have offset this reduction.

Our principal liquidity needs are working capital and general corporate expenses, debt service, capital expenditures, obligations under the Tax Receivable Agreement, income taxes, acquisitions and other investments to help achieve our growth strategy. In March 2022, we acquired Caravan Health, using approximately $189.6 million in cash, net of the cash acquired from Caravan Health. We expect to pay an additional $0.9 million to the sellers of Caravan Health in the fourth quarter 2022 related to the working capital adjustment as defined in the purchase agreement. In addition, we issued approximately $60.0 million of our Class A common stock, comprised of 4,726,134 shares at $12.5993 per share, which represented the volume-weighted average price per share of our common stock for the five trading days ending three business days prior to March 1, 2022. Under the terms of the Caravan Health Merger Agreement, there could be a contingent payment made to the sellers of Caravan Health in 2023 of up to $50 million if certain milestones are achieved.

Payment of the outstanding customer EAR liabilities would be triggered by the consummation of the Merger, which we expect to occur within the next 12 months. See “—Recent Developments in 2022 and Factors Affecting Our Results of Operations —Pending Acquisition.” As of September 30, 2022, the total estimated fair value of the outstanding EAR agreements was $278.1 million.

Our capital expenditures for property and equipment to support growth in the business were $6.5 million and $3.7 million for the nine months ended September 30, 2022 and 2021, respectively.

On July 7, 2022, our Board approved a restructuring plan to wind down our Episodes of Care segment. See “—Recent Developments in 2022 and Factors Affecting Our Results of Operations —Episodes of Care Wind-down Restructuring.” The total cost of the restructuring plan is estimated to be approximately $25-$35 million and will consist of severance and related employee costs, contract termination fees and professional service fees as well as facility closure costs. We expect the majority of the restructuring plan actions to be completed in 2022.

Our liquidity has historically fluctuated on a quarterly basis due to our agreements with CMS under the BPCI-A program and will be further impacted due to our planned exit of the BPCI-A program and wind down of our Episodes of Care business. See “—Recent Developments in 2022 and Factors Affecting Our Results of Operations —Episodes of Care Wind-down Restructuring and —Recent Developments in 2022 and Factors Affecting Our Results of Operations —BPCI-A Reconciliation.” Cash receipts generated under these contracts, which represents the majority of revenue in our Episodes of Care Wind-down segment, are subject to a semiannual reconciliation cycle, which historically occurred in the second and fourth quarters of each year. Cash receipts under these contracts were typically received in the quarter subsequent to the receipt of the reconciliation, or during the first and third quarters of each year, which has and will continue to cause our liquidity position to fluctuate from quarter to quarter until our exit is complete when these will no longer be sources of cash. Due to our dispute of the pricing adjustment in the semiannual reconciliation received from CMS during the second quarter 2022 and now our appeal, the cash we typically would have received in the third quarter 2022 has been delayed until CMS issues a final reconciliation. Further, if we are not successful in our appeal of the reconciliation results initially received in June 2022 from CMS and confirmed by CMS in October 2022, we expect our cash receipts for the remaining semi-annual reconciliation periods would be lower than we have received historically. See “—Recent Developments in 2022 and Factors Affecting Our Results of Operations —BPCI-A Reconciliation”.

In addition, Caravan Health’s participation in the CMS MSSP ACO program will also result in fluctuations in liquidity from period to period, as this is a calendar year program, with annual shared savings reconciled and distributed approximately nine months after the calendar year program ends. For example, we received the shared savings funds from CMS in the fourth quarter of 2022 related to the 2021 ACO plan year and expect to receive the 2022 ACO plan year shared savings in the third or fourth quarter of 2023.

Our Home & Community Services segment historically experienced seasonality patterns in IHE volume as described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors affecting our results of operations” in our 2021 Annual Report on Form 10-K. We did experience a higher IHE volume during the second quarter of 2022 compared to the first quarter 2022 and expect a historical seasonality trend to continue to occur during 2022 with higher second half IHE volume, thus creating a seasonality effect on liquidity. Additionally, liquidity in our Home & Community Services segment was temporarily impacted by delayed collections during the first half of 2022 from certain clients where we are experiencing significant expansion. We experienced improved collections during the third quarter of 2022 as we worked with our clients to resolve some of the temporary delays.

In our Episodes of Care Wind-down segment, the negative price adjustments and to a lesser extent the ongoing negative effects of the COVID-19 pandemic and CMS’ response to the pandemic, have impacted the semiannual reconciliations we receive and the subsequent cash receipts since late 2020. We expect to receive lower cash payments from CMS for reconciliations received in 2022 as compared to the reconciliations received prior to the pandemic. Additionally, in 2021, CMS announced a change to the period in which they will pay funds related to expirations. This change resulted in a delayed payment for one period, which had a temporary adverse impact on the cash received in the first quarter of 2022 following the receipt of our semiannual reconciliation during the fourth quarter of 2021. Further, as discussed in “—Recent Developments in 2022 and Factors Affecting our Results of Operations—BPCI-A Reconciliation” above, the semiannual reconciliation initially received in the second quarter of 2022 was not deemed final as we have disputed and now appealed the pricing calculation. Accordingly, the cash receipts, which we historically would have received in the third quarter, have been delayed until CMS issues a final reconciliation.

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
Comparative cash flows

The following table sets forth our cash flows for the periods indicated:

	Nine months ended September 30,
	2022	2021
	(in millions)
Net cash provided by operating activities	$23.3	$123.4
Net cash used in investing activities	(216.3)	(26.2)
Net cash (used in) provided by financing activities	(0.2)	511.7
Net (decrease) increase in cash, cash equivalents and restricted cash	(193.2)	608.9
Cash, cash equivalents and restricted cash - beginning of year	684.2	77.0
Cash, cash equivalents and restricted cash - end of period	$491.0	$685.9

Operating activities

Net cash provided by operating activities was $23.3 million in 2022, a decrease of $100.1 million, compared to net cash provided by operating activities of $123.4 million in 2021.

Net loss was $731.3 million in 2022, as compared to a net loss of $22.5 million in 2021. The increase in net loss was primarily due to the impairment of goodwill and certain intangible assets related to our decision to wind down our Episodes of Care segment restructuring and the reduced estimates of shared savings revenue under the BPCI-A program partially offset by revenue growth in our Home & Community Services segment. Non-cash items were $758.7 million in 2022 as compared to $120.5 million in 2021. The increase in non-cash net expense items included in net loss was primarily driven by the impairment of goodwill and certain intangible assets related to our Episodes of Care Wind-down segment and the remeasurement of customer equity appreciation rights driven by changes in relative value of our stock price in 2022 compared to 2021 as well as the pending Merger.

Changes in operating assets and liabilities resulted in a cash decrease of $4.1 million in 2022, as compared to a cash increase of $27.3 million in 2021. The change in operating assets and liabilities was primarily driven by a net decrease in accounts receivable of $37.4 million in 2022 compared to a net decrease in accounts receivable of $101.4 million in 2021. Accounts receivable for our Home & Community Services segment increased $41.3 million in 2022 compared to a $48.7 million increase in 2021. The increase in accounts receivable in 2022 was primarily driven by higher IHE volume in 2022. Collections improved significantly in the third quarter of 2022 compared to earlier in 2022. Accounts receivable for our Episodes of Care Wind-down segment decreased $77.1 million in 2022 compared to a $150.1 million decrease in 2021. The lower accounts receivable in the Episodes of Care Wind-down segment in 2022 as compared to 2021 was primarily driven by the impact of the dispute and subsequent appeal of the semiannual BPCI-A reconciliation. As discussed in “—Recent Developments in 2022 and Factors Affecting our Results of Operations—BPCI-A Reconciliation” above, the semiannual reconciliation initially received in the second quarter of 2022 was not deemed final as we disputed the pricing calculation. Accordingly, no amounts related to this reconciliation period were included in accounts receivable at September 30, 2022 and the cash receipts, which we historically would have received in the third quarter of 2022, have been delayed until CMS issues a final reconciliation.

The net impact of changes in net contract assets and liabilities during 2022 was a $7.8 million increase in cash flows as compared to a $39.6 million decrease in cash flows in 2021. The decrease in net contract assets in 2022 was primarily driven by the negative pricing adjustments imposed by CMS on the most recent reconciliation for the BPCI-A program at the end of the second quarter of 2022, changes in the estimate of variable consideration generated under the MSSP ACO program partially offset by an increase in a contract asset related to variable consideration for a customer in our Home & Community Services segment with a discount over the contract term.

In 2022, we also funded approximately $6.3 million in the MSSP ACO repayment mechanism on behalf of our customers in order to meet the funding deadlines ahead of the return of certain funds from prior period repayment mechanisms. We expect to receive this back from our customers by the end of 2022.

Accounts receivable, contract assets and contract liabilities fluctuate from period to period as a result of periodically slower client collections, particularly in our Home & Community Services segment as we and our clients reconcile claims and resolve any temporary claims processing delays and the results of the semiannual reconciliations in our Episodes of Care Wind-down segment.

Investing activities

Net cash used in investing activities was $216.3 million in 2022, an increase of $190.1 million, compared to net cash used in investing activities of $26.2 million in 2021. The primary use of cash from investing activities in 2022 was the cash consideration, net of cash acquired, for the Caravan Health acquisition of $190.5 million, which includes $0.9 million expected to be paid in the fourth quarter of 2022. Capital expenditures for property and equipment were $6.5 million in 2022 compared to $3.7 million in 2021. The $2.8 million increase in capital expenditures for property and equipment was primarily driven by computer equipment purchases. Capital expenditures for internal-use software development were $19.0 million in 2022 compared to $17.1 million in 2021. The $1.9 million increase in capital expenditures for internal-use software development was primarily driven by additional investments in our technology platforms to support future growth. Investing activities also included a $0.3 million equity investment in AloeCare Health in 2022 and a $5.0 million equity investment in Medalogix in 2021.

Financing activities

Net cash used in financing activities was $0.2 million in 2022, a decrease of $511.9 million, compared to net cash provided by financing activities of $511.7 million in 2021. The use of cash in 2022 was primarily due to $6.7 million in tax distributions on behalf of the non-controlling interest and scheduled principal payments under our 2021 Credit Agreement of $2.6 million. Financing activities also includes the proceeds of $9.6 million related to the issuance of common stock in connection with the exercise of stock options in 2022.

The primary source of cash from financing activities in 2021 was $604.8 million in net proceeds from our IPO after deducting underwriting discounts and commissions and other issuance costs. Additionally, we received $2.7 million in proceeds related to the issuance of common stock in connection with the exercise of stock options. These cash inflows in 2021 were partially offset by the net reduction in long-term debt of $61.5 million in connection with the June 2021 refinancing of our credit agreement as well as scheduled principal payments on long-term debt of $1.0 million. Additionally, we paid approximately $9.2 million in debt issuance costs in connection with the June 2021 refinancing, $13.1 million related to the completion of the first milestone associated with the 2020 PatientBlox acquisition and $10.4 million in tax distributions on behalf of the non-controlling interest.
Customer Equity Appreciation Rights (“EAR”) Agreements

In each of December 2019 and September 2020, we entered into EAR agreements with one of our customers. Pursuant to the agreements, certain revenue targets were established for the customer to meet in the next three years. If they meet those targets, they retain the EAR. If they do not meet such targets, they forfeit all or a portion of the EAR. Each EAR agreement allows the customer to participate in the future growth in the fair market value of our equity and can only be settled in cash (or, under certain circumstances, in whole or in part with a replacement agreement containing substantially similar economic terms as the original EAR agreement) upon a change-in-control of us, other liquidity event, or upon approval of our Board with the consent of New Mountain Capital subject to certain terms and conditions. Each EAR will expire 20 years from the date of grant, if not previously settled.

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

As of September 30, 2022, due to the change in control and liquidity provisions of each EAR, cash settlement of the EARs is expected to occur following the close of the pending Merger and will be paid based on the $30.50 per share defined in the Merger Agreement. The grant date fair value of the December 2019 EAR was estimated to be $15.2 million and is being recorded as a reduction of revenue through December 31, 2022, coinciding with the three-year performance period. The grant date fair value of the September 2020 EAR was estimated to be $36.6 million and is being recorded as a reduction of revenue through December 31, 2022, coinciding with the 2.5-year performance period. As of September 30, 2022, the total combined estimated fair market value of the EARs, as amended, and EAR Letter Agreement was approximately $278.1 million.
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

We define Adjusted EBITDA as net (loss) income before interest expense, loss on extinguishment of debt, income tax expense, depreciation and amortization and certain items of income and expense, including asset impairment, other (income) expense, net, transaction-related expenses, restructuring expenses, equity-based compensation, remeasurement of contingent consideration, SEU expense and non-recurring expenses. We believe that Adjusted EBITDA provides a useful measure to investors to assess our operating performance because it eliminates the impact of expenses that do not relate to ongoing business performance, and that the presentation of this measure enhances an investor’s understanding of the performance of our business.

Adjusted EBITDA is a key metric used by management and our Board to assess the performance of our business. We believe that Adjusted EBITDA provides a useful measure to investors to assess our operating performance because it eliminates the impact of expenses that do not relate to ongoing business performance, and that the presentation of this measure enhances an investor’s understanding of the performance of our business. We believe that Adjusted EBITDA Margin is helpful to investors in measuring the profitability of our operations on a consolidated level.

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
Adjusted EBITDA decreased by $80.2 million to a loss of $38.2 million for the three months ended September 30, 2022 from income of $42.0 million for the three months ended September 30, 2021. Adjusted EBITDA decreased by $61.6 million, or (47.0)%, to $69.4 million for the nine months ended September 30, 2022 from $131.0 million for the nine months ended September 30, 2021. The decrease in both the three and nine months ended September 30, 2022 is primarily driven by the decline in revenue in our Episodes of Care Wind-down segment as a result of CMS decision to implement negative price trend adjustments, which we are currently in the process of appealing.

We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. We believe that Adjusted EBITDA Margin is helpful to investors in measuring the profitability of our operations on a consolidated basis. Adjusted EBITDA Margin decreased to (27.3)% for the three months ended September 30, 2022 from 21.1% for the three months ended September 30, 2021. Adjusted EBITDA Margin decreased to 11.5% for the nine months ended September 30, 2022 from 22.1% for the nine months ended September 30, 2021.

The following table shows a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions)
Net (loss) income	$(225.0)	$29.3	$(731.3)	$(22.5)
Interest expense	6.0	4.2	14.6	17.5
Loss on extinguishment of debt	—	—	—	5.0
Income tax (benefit) expense	(48.5)	6.4	(49.3)	(3.7)
Depreciation and amortization	14.7	17.6	52.8	51.6
Asset impairment(a)	3.3	—	523.2	—
Other expense (income), net(b)	181.1	(27.4)	182.5	43.6
Transaction-related expenses(c)	9.6	2.9	14.5	9.5
Restructuring expenses(d)	16.7	—	16.7	—
Equity-based compensation(e)	13.3	3.7	34.7	9.5
Customer equity appreciation rights(f)	6.5	5.0	19.5	14.8
Remeasurement of contingent consideration(g)	(17.5)	—	(12.6)	2.2
SEU Expense(h)	0.6	0.2	0.9	2.0
Non-recurring expenses(i)	1.0	0.1	3.2	1.5
Adjusted EBITDA	$(38.2)	$42.0	$69.4	$131.0

(a) Asset impairment is primarily related to customer relationships, acquired and capitalized software and goodwill which was impaired due to our decision to wind down our Episodes of Care business which was triggered by the receipt of the reconciliation from CMS in June 2022. See “—Recent Developments in 2022 and Factors Affecting our Results of Operations —Episodes of Care Wind-down Restructuring.” Additionally, during the three months ended September 30, 2022, we recorded an asset impairment of intangible assets related to assets acquired in a 2019 acquisition that underlie our Signify Community platform that we expect to no longer offer.
(b) Represents other non-operating (income) expense that consists primarily of the quarterly remeasurement of fair value of the outstanding customer EARs and EAR Letter Agreement as well as interest and dividends earned on cash and cash equivalents.
(c) Represents transaction-related expenses that consist primarily of expenses incurred in connection with acquisitions and other corporate development activities, including the pending Merger and the Caravan Health acquisition and related integration expenses as well as potential acquisitions that did not proceed, strategic investments and similar activities. Expenses incurred in connection with our IPO, which cannot be netted against proceeds, are also included in transaction-related expenses in 2021.
(d) Represents restructuring expense related to the Episodes of Care Wind-down due to our plans to exit the business. Restructuring expense includes severance and related employee costs, contract termination fees and professional services fees.
(e) Represents expense related to equity incentive awards, including incentive units, stock options and RSUs, granted to certain employees, officers and non-employee directors as long-term incentive compensation.

We recognize the related expense for these awards ratably over the vesting period or as achievement of performance criteria become probable.
(f) Represents the reduction of revenue related to the grant date fair value of the customer EARs granted pursuant to the customer EAR agreements we entered into in December 2019 and September 2020, as amended and the EAR Letter Agreement we entered into in December 2021.
(g) Represents remeasurement of contingent consideration in 2022 related to potential payments due upon completion of certain performance targets in connection with the Caravan Health acquisition. In 2021, relates to potential payments due upon completion of certain milestone events in connection with our acquisition of PatientBlox.
(h) Represents compensation expense related to awards of SEUs subject to time-based vesting. A limited number of SEUs were granted in 2020 and 2021 at the time of the IPO; no future grants of SEUs will be made. Compensation expense related to these awards is tied to the 30-trading day average price of our Class A common stock, and therefore is subject to volatility and may fluctuate from period to period until settlement occurs.
(i) Represents certain gains and expenses incurred that are not expected to recur, including those associated with the closure of certain facilities, one-time employee termination benefits and the early termination of certain contracts as well as one-time expenses associated with the COVID-19 pandemic.
Contractual Obligations and Commitments

Our material cash requirements include non-cancelable purchase commitments, lease obligations, debt and debt service, payments under the TRA and settlement of the outstanding customer EARs, among others. As of September 30, 2022, there have been no material changes from the contractual obligations and commitments previously disclosed in our 2021 Annual Report on Form 10-K other than as described below.

Effective April 1, 2022, we entered into a new lease agreement for a facility in Galway, Ireland. The lease term is 15 years with an option to terminate after 10 years. It is not reasonably certain that we will not exercise the option to terminate after 10 years; therefore, the total lease payments are expected to be approximately $7.0 million over 10 years.

During the three months ended September 30, 2022, we executed an early termination notice with one of our facility landlords, paying a penalty of $1.0 million. The early exit of the lease will result in approximately $1.8 million lower lease payments over the original life of the lease through 2025.

The Merger Agreement contains certain termination rights, whereby we may be obligated Parent a termination fee. See “—Recent Developments in 2022 and Factors Affecting Our Results of Operations —Pending Acquisition”. If the Merger Agreement were terminated in accordance with its terms, under certain specified circumstances, we may be required to pay Parent a termination fee in an amount equal to $228.0 million, including if the Merger Agreement is terminated due to our accepting a superior proposal or due to the Board changing its recommendation to our stockholders to vote to approve the Merger Agreement.

Additionally, we have entered into agreements with certain banks that provide that, upon closing of the Merger, we are obligated to pay an aggregate advisory fee of approximately $78.4 million. If the Merger is not consummated, we are obligated in certain circumstances to pay a breakage fee of approximately $36.6 million.

Customer Equity Appreciation Rights

Based on the acquisition value of the pending Merger and our current stock price, the value of the outstanding EAR agreements exceed the minimum value established in the EAR Letter Agreement. As of September 30, 2022, the estimated customer EAR liability was included in current liabilities on the Condensed Consolidated Balance Sheets, reflecting our expectation that the Merger will close within the next 12 months, which would result in payment of the EAR liabilities. Upon closing of the Merger, we expect to make full payment of the EAR liability, which was approximately $278.1 million as of September 30, 2022.

Amendment to Tax Receivable Agreement

The Company, Cure TopCo and certain other parties thereto have entered into a Tax Receivable Agreement and LLC Agreement Amendment, dated as of September 2, 2022 (the “TRA Amendment”) which (i) amends (x) the Tax Receivable Agreement among the Company, Cure TopCo and certain other parties thereto and (y) the Cure TopCo Amended LLC Agreement and (ii) provides for certain covenants regarding tax reporting and tax-related actions.

The TRA Amendment provides for (i) the termination of all payments under the TRA from and after the Effective Time of the Merger Agreement, (ii) the payment of any amounts due under the TRA prior to the Effective Time (other than payments resulting from an action taken by any party to the TRA after the date of the TRA Amendment, which will be suspended), in accordance with the terms of the TRA, which payments will be paid no earlier than 185 days following the filing of the U.S. federal income tax return of the Company, (iii) a prohibition on the Company terminating the TRA or accelerating obligations under the TRA after the date of the TRA Amendment and (iv) the termination of the TRA effective as of immediately prior to and contingent upon the occurrence of the Effective Time (including termination of all of the Company’s obligations thereunder and the obligation to make any of the foregoing suspended payments). The TRA Amendment also includes agreements among the parties thereto regarding the preparation of tax returns and limits actions that may be taken by the Company, Cure TopCo and certain of their controlled affiliates after the Effective Time.

The TRA Amendment also (i) suspends all tax distributions under the Cure TopCo Amended LLC Agreement from and after the Effective Time, and (ii) provides that from and after the Effective Time, no person or entity shall have any further payment or other obligation under the TRA or any obligation to make or pay tax distributions under the Cure TopCo Amended LLC Agreement.

In the event the Merger Agreement is terminated in accordance with its terms, (i) the TRA Amendment will become null and void ab initio (provided that any payments suspended as described above are required to be made), (ii) the TRA and the Cure TopCo Amended LLC Agreement will continue in full force and effect as if the TRA Amendment had never been executed (provided that any suspended payments as described above are required to be made), and (iii) all of the Company’s obligations under the Cure TopCo Amended LLC Agreement will continue in full force and effect as if the TRA Amendment had never been executed.

The foregoing description of the TRA Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the TRA Amendment which was filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Company with the SEC on September 6, 2022.
Off-balance sheet arrangements

Except for certain letters of credit entered into in the normal course of business and the unconsolidated VIEs related to Caravan Health as described in the Condensed Consolidated Financial Statements, we do not have any off-

balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
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

Home & Community Services

There have been no material changes to revenue recognition in our Home & Community Services segment except that we reallocated our Caravan Health business, which was previously included in our Episodes of Care Services segment, to our Home & Community Services segment. Our subsidiary, Caravan Health has multiple product and service offerings for customers around the management of the ACO model. These include, but are not limited to, population health software, analytics, practice improvement, compliance, marketing, governance, surveys and licensing. The overall objective of the services provided is to help the customer receive shared savings from CMS. Caravan Health enters into arrangements with customers wherein we receive a contracted percentage of each customer’s portion of shared savings if earned. We recognize shared savings revenue as performance obligations are satisfied over time, commensurate with the recurring ACO services provided to the customer over a 12-month calendar year period. The shared savings transaction price is variable, and therefore, we estimate an amount we expect to receive for each 12-month calendar year performance obligation period.

In order to estimate this variable consideration, management initially uses estimates of historical performance of the ACOs. We consider inputs such as attributed patients, expenditures, benchmarks and inflation factors. We adjust our estimates at the end of each reporting period to the extent new information indicates a change is needed. We apply a constraint to the variable consideration estimate in circumstances where we believe the data received is incomplete or inconsistent, so as not to have the estimates result in a significant revenue reversal in future periods. Although our estimates are based on the information available to us at each reporting date, new and material information may cause actual revenue earned to differ from the estimates recorded each period. These include, among others, Hierarchical Conditional Category (“HCC”) coding information, quarterly reports from CMS with information on the aforementioned inputs, unexpected changes in attributed patients and other limitations of the program beyond our control. We receive final reconciliations from CMS and collect the cash related to shared savings earned annually in the third or fourth quarter of each year for the preceding calendar year.

We recorded a $5.7 million reduction to value-based care services revenue for the three months ended September 30, 2022 as we reduced our estimates of shared savings for the 2022 plan year based on new information received from CMS during the third quarter of 2022. The new data included updated historical benchmarks that were lower than our expectations primarily due to the lingering after effects of COVID-19 and updated spend information for the fourth quarter of 2021 compared to the fourth quarter of 2020. The inflationary trend CMS applies to the benchmark expenditures for ACOs in their initial agreement period includes a calculation of national and regional spend for a twelve month period. When CMS initially reported the benchmark expenditure data earlier this year, data from the fourth quarter of 2020 was used rather than the fourth quarter of 2021 data, as the full year 2021 data was not yet available. The historical benchmark expenditures are now locked for the existing ACOs and will not be rebased until each ACO enters its next agreement period. For ACOs originated in 2022, this means that the historical benchmark expenditures will not be rebased until 2027.

The remaining sources of Caravan Health revenue are recognized over time when, or as, the performance obligations are satisfied and are primarily based on a fixed fee or per member per month fee. Therefore, they do not require significant estimates and assumptions by management.

Episodes of Care Wind-down

The episodes solutions we provide in our Episodes of Care Wind-down segment are an integrated set of services which represent a single performance obligation in the form of a series of distinct services. This performance obligation is satisfied over time as the various services are delivered. We primarily offer these services to customers under the BPCI-A program.

Under the BPCI-A program, we recognize the revenue attributable to episodes reconciled during each six-month episode performance measurement period over a 13-month performance obligation period that commences in the second or fourth quarter of each year, depending on the relevant contract with our provider partners. The 13-month performance obligation period begins at the start of the relevant episodes of care and extends through the receipt or generation of the semiannual reconciliation for the relevant performance measurement period, as well as the provision and explanation of statements of performance to each of our customers. The transaction price is 100% variable and therefore we estimate an amount in which we expect to be entitled to receive for each six-month episode performance measurement period over a 13-month performance obligation period. Due to the recent announcement related to our planned exit from the Episodes of Care business, during the third quarter 2022, we reevaluated the 13-month performance obligation period and shortened the open performance obligation periods to end as of December 31, 2022, the date in which we expect our services to be substantially provided.

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

The following changes have been made to our revenue recognition and estimates related to the semiannual BPCI-A reconciliation.

During the second quarter of 2022, we received a semiannual BPCI-A reconciliation from CMS. Within that reconciliation, CMS applied a negative retrospective price adjustment to the benchmark prices against which savings are measured for specific episodes under the BPCI-A program. Several BPCI-A participants, including us, disputed the price adjustment. Our dispute is based on independently collected price trend data that indicates a positive price adjustment should be applied and corresponds with inflation in the medical services industry. CMS subsequently recommended participants provide formal evidence of the pricing errors. We responded to the request in July 2022, and upon receipt of our submission of the calculation error notice, CMS deemed the reconciliation period to remain open. As a result of the open reconciliation period and our view that the information presented in the reconciliation was not accurate, we did not change our revenue estimates upon receipt of the second quarter semiannual reconciliation and awaited further resolution or clarity of this matter.

In October 2022, we and other BPCI-A participants, received a memorandum from CMS providing a general response to questions raised related to the retrospective price adjustment as well as CMS’ plans for the future of the BPCI-A program. CMS indicated it had reviewed its own calculations and did not find errors in how it applied them but at the same time acknowledged a lack of transparency and the use of non-public data and proposed to make changes to the pricing formulas in subsequent model years. Later in October 2022, we received the required formal response to our calculation error notice submitted in July 2022, reiterating that following a comprehensive review and referencing the aforementioned memorandum, CMS did not find any errors in its calculations. This response indicates CMS deems the original semiannual reconciliation provided in June 2022 to be correct. We are in the process of appealing this decision, which ultimately will further delay CMS deeming the semiannual reconciliation final and the related cash flows.

Due to the formal response to our calculation error notice received from CMS in October 2022 in regard to the most recent semiannual reconciliation, we revised our revenue estimates related to the performance period included in that reconciliation as well as the subsequent two open performance periods. As a result, during the three months ended September 30, 2022, we recorded a reversal of revenue previously recorded of $38.6 million, $18.7 million and $6.9 million related to performance periods beginning in April 2021, October 2021 and April 2022, respectively. Additionally, we considered the negative trend factor adjustments imposed by CMS in our revenue estimates for the three months ended September 30, 2022. As a result of this negative adjustment, our revenue estimates are lower than they would have otherwise been and certain customers were in a negative overall revenue position for the performance period, and we therefore recorded expense of approximately $1.3 million included in Service expense for the three months ended September 30, 2022 on our Condensed Consolidated Statement of Operations. Further changes in management’s estimates, including a potential reversal of previously recorded revenue, could occur based on the outcome of the pending appeal process noted above and to the extent the final remaining semiannual reconciliations receive additional pricing adjustments.

Additionally, as a result of the change in estimates and our withdrawal from the BPCI-A program, we reduced revenue by $12.2 million during the three months ended September 30, 2022 related to administrative fee revenue recorded for performance obligations satisfied in prior periods. As a result of the pricing adjustments imposed by CMS and our planned exit from the BPCI-A program, it is unlikely these amounts will be collected from the customers, as they generally would be paid out of future savings earned.

Since the final determination of the semiannual reconciliation is pending appeal and we did not receive the formal response to our calculation error notice until late October 2022, the recognition of accounts receivable for our Episodes of Care Wind-down segment as of September 30, 2022 has not yet occurred. Estimated revenue related to this reconciliation period continue to be included in contract assets with corresponding shared savings expenses included in contract liabilities on our Condensed Consolidated Balance Sheets as of September 30, 2022. Historically, we received a final reconciliation in the second quarter of each year, thereby reducing the associated contract assets and recording accounts receivable for the amounts to be collected and reducing the corresponding contract liabilities and recording accounts payable for the amounts to be paid. Accordingly, the net cash collections from the delayed reconciliation, in addition to being significantly less than prior periods, will also deviate from historical cash collection seasonality trends.

Separately, we have revised our estimates of the time it will take to substantially complete our performance obligations from 13 months to 9 months for the open performance period that began in April 2022 as a result of our decision to wind down our Episodes of Care business. We expect our services and underlying performance obligations to be substantially satisfied by the end of 2022. This shorter period of time to complete our performance obligations resulted in approximately $1.8 million in additional revenue being recorded during the three months ended September 30, 2022.

Within our Episodes of Care Wind-down segment, we also generate revenue through our non-BPCI-A Episodes of Care program. Similar to the BCPI-A program, revenues under our non-BPCI-A Episodes of Care program are also driven by estimates of program size and savings rate, subject to similar constraints as described above. Completed episodes are retrospectively reconciled following semi-annual performance periods.

The remaining sources of revenue in our Episodes of Care Wind-down segment are recognized over time when, or as, the performance obligations are satisfied and are primarily based on a fixed fee or per member per month fee. Therefore, they do not require significant estimates and assumptions by management. See Note 6 Revenue Recognition.
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

At September 30, 2022, we had total variable rate debt outstanding under our Credit Agreement of $346.5 million. If the effective interest rate of our variable rate debt outstanding as of September 30, 2022 were to increase by 100 basis points, or 1%, our annual interest expense would increase by approximately $3.5 million.

At September 30, 2022, our total unrestricted cash and cash equivalents were $461.6 million. Throughout the year, we invest any excess cash in short-term investments, primarily money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our interest income. The impact will depend on variables such as the magnitude of rate changes and the level of excess cash balances. We do not consider this risk to be material. We manage such risk by continuing to evaluate the best investment rates available for short-term, high-quality investments.
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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes with respect to the risk factors disclosed in our 2021 Annual Report on Form 10-K, except as set forth below. The risks described in the 2021 Annual Report and this Quarterly Report on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

Risks Related to the Proposed Transaction with Parent

The conditions under the Merger Agreement to our consummation of the Merger may not be satisfied at all or in the anticipated timeframe.

Under the terms of the Merger Agreement, the consummation of the Merger is subject to customary conditions. Satisfaction of certain of the conditions is not within our control, and difficulties in otherwise satisfying the conditions may prevent, delay or otherwise materially adversely affect the consummation of the Merger. It also is possible that an event, occurrence, revelation or development of a state of circumstances or facts since the date of the Merger Agreement may have or reasonably be expected to have a material adverse effect (as defined in the Merger Agreement) on the Company, the non-occurrence of which is a condition to the consummation of the Merger. We cannot predict with certainty whether and when any of the required conditions will be satisfied. If the Merger does not receive, or timely receive, the required regulatory approvals and clearances, or if another event occurs delaying or preventing the Merger, such delay or failure to complete the Merger may create uncertainty or otherwise have negative consequences that may materially and adversely affect our sales, financial condition and results of operations, as well as the price per share for our common stock

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.

Whether or not the Merger is consummated, the Merger may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the Merger may also divert management’s attention and our resources from ongoing business and operations and our employees and other key personnel may have uncertainties about the effect of the pending Merger, and the uncertainties may impact our ability to retain, recruit and hire key personnel while the Merger is pending or if it fails to close. We may incur unexpected costs, charges or expenses resulting from the Merger.

The preparations for integration between Parent and the Company have placed, and we expect will continue to place, a significant burden on many of our personnel and on our internal resources. If, despite our efforts, key personnel depart because of these uncertainties and burdens, or because they do not wish to remain with the combined company, our business and results of operations may be adversely affected. In addition, whether or not the Merger is consummated, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed Merger, which may materially and adversely affect our financial condition and results of operations.

In addition, the Merger Agreement generally requires the Company to operate its business in the ordinary course of business consistent with past practice pending consummation of the Merger and also restricts us from taking certain actions with respect to our business and financial affairs without Parent’s consent. Such restrictions will be in place until either the Merger is consummated or the Merger Agreement is terminated. For these and other reasons, the pendency of the Merger could adversely affect our business and results of operations.

In the event that the Merger is not consummated, the trading price of our common stock and our future business and results of operations may be negatively affected.

The conditions to the consummation of the Merger may not be satisfied as noted above. If the Merger is not consummated, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the Merger. For these and other reasons, not consummating the Merger could adversely affect our business and results of operations. Furthermore, if we do not consummate the Merger, the price of our common stock may decline significantly from the current market price, which we believe reflects a market assumption that the Merger will be consummated. Certain costs associated with the Merger have already been incurred or may be payable even if the Merger is not consummated. Further, a failed Merger may result in negative publicity and a negative impression of us in the investment community. Finally, any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our customers, vendors and employees or recruiting and retention efforts, could continue or accelerate in the event of a failed acquisition.
Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.
Item 3. Defaults upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

None.

Item 6. Exhibits.
The exhibits listed in the index below are filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q.

2.1
Agreement and Plan of Merger, dated as of September 2, 2022, by and among CVS Pharmacy, Inc., Noah Merger Sub, Inc. and Signify Health, Inc. (incorporated herein by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2022)

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

101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Members’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File – The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 is formatted in iXBRL (included as Exhibit 101)

*    Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNIFY HEALTH, INC.

Date: November 8, 2022	By:	/s/ Kyle Armbrester
Kyle Armbrester
Chief Executive Officer

Date: November 8, 2022	By:	/s/ Steven Senneff
Steven Senneff
President, Chief Financial and Administrative Officer