Form 10-K
period 2022-12-31
Signify Health, Inc.
filed 2023-02-27
CIK 1828182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

800 Connecticut Avenue, Norwalk, CT 06854
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Class A common stock, par value $0.01 per Share	SGFY	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act	Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☒

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.	☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements
of the registrant included in the filing reflect the correction of an error to previously issued financial statements.	☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the Class A common stock on the NYSE on June 30, 2022, was approximately $1.12 billion.
As of January 31, 2023, there were 179,047,735 outstanding shares of Class A common stock, $0.01 par value, and 57,463,477 outstanding shares of Class B common stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Designated portions of the Registrant's Proxy Statement for its 2023 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein. The Proxy Statement will be filed subsequent to the date hereof with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2022.

Basis of Presentation

The financial statements and other disclosures contained in this Annual Report on Form 10-K include those of
Signify Health, Inc., which is the registrant, and those of its consolidated subsidiaries, including Cure TopCo, LLC
(“Cure TopCo”), which became the principal operating subsidiary of Signify Health, Inc. on February 12, 2021 in a series of reorganization transactions (the “Reorganization Transactions”) that were completed in connection with
Signify Health, Inc.’s initial public offering (the “IPO”), which closed on February 16, 2021. As a result of the Reorganization Transactions completed in connection with the IPO, Signify Health, Inc. became a holding company whose only material assets consist of its equity interest in Cure TopCo and related deferred tax assets. As the sole manager of Cure TopCo, Signify Health, Inc. operates and controls all of the business and affairs of Cure TopCo and, through Cure TopCo and its subsidiaries, conducts its business. The financial information included in this Annual Report on Form 10-K for periods prior to and including February 12, 2021 reflect the results of operations, financial position and cash flows of Cure TopCo, the predecessor of Signify Health, Inc. for financial reporting purposes, and its subsidiaries. The financial information included elsewhere in this Annual Report on Form 10-K for periods subsequent to February 12, 2021, and through and including December 31, 2022, reflect the results of operations, financial position and cash flows of Signify Health, Inc. and its subsidiaries, including the consolidation of its investment in Cure TopCo. As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to:

•“Signify Health,” the “Company,” “we,” “us” and “our” refer to (i) on or prior to the completion of the Reorganization Transactions, Cure TopCo and, unless otherwise stated or the context otherwise requires, its consolidated subsidiaries and (ii) following completion of the Reorganization Transactions, Signify Health, Inc. and, unless otherwise stated or the context otherwise requires, its consolidated subsidiaries.
•“LLC Units” refers to the single class of limited liability company units of Cure TopCo issued in connection with the Reorganization Transactions.
•“Amended LLC Agreement” refers to the Third Amended and Restated Limited Liability Company Agreement, dated as of February 12, 2021, by and among Signify Health, Inc., Cure TopCo, LLC and the other parties thereto.
•“Continuing Pre-IPO LLC Member” refers to each holder of equity interests in Cure TopCo who retained its equity ownership in Cure TopCo in the form of LLC Units immediately following the Reorganization Transactions.
•“Cure Aggregator” refers to Cure Aggregator, LLC, a special purpose investment vehicle through which certain members of Cure TopCo, primarily our employees and certain legacy investors, indirectly hold interests in Cure TopCo. Cure Aggregator holds LLC Units on behalf of such members on a one-for-one basis with each member’s interests in Cure Aggregator. Such common units in Cure Aggregator are subject to certain vesting requirements.

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
•our failure to maintain and grow our network of high-quality providers;
•our ability to complete IHEs and other health risk assessments;
•our employment of and contractual relationships with our providers subjecting us to licensing or other regulatory risks, including recharacterization of our contracted providers as employees;
•our ability to realize the anticipated cost savings and positive impact on 2023 earnings from Episodes of Care Wind-down restructuring plan;
•the estimated costs associated with the Episodes of Care Wind-down restructuring plan;
•the impact the Episodes of Care Wind-down restructuring plan will have on our operations including exposure to unforeseen risks;
•the risk that our current revenue estimates and savings rate under the MSSP ACO program will be reduced;
•regulatory and business risks associated with our ACO business;
•the COVID-19 pandemic and other potential public health crises;
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
•disruptions in our information technology or disaster recovery systems or management continuity planning;
•our ability to obtain, maintain, protect and enforce our intellectual property;
•our dependence on distributions from Cure TopCo, our operating subsidiary, to fund dividend payments, if any, and to pay our taxes and expenses, including payments under the Tax Receivable Agreement (“TRA”);
•the control certain equity holders have over us and our status as a controlled company;
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

PART I
Item 1. Business.
Overview

Signify Health is a leading healthcare platform that leverages advanced analytics, technology, and nationwide healthcare provider networks to create and power value-based payment programs. Our mission is to build trusted relationships to make people healthier. We believe that we are a market leader in the value-based healthcare payment industry offering a suite of total cost of care enablement services, including, among others, in-home health evaluations (“IHEs”) performed either within the patient’s home, virtually or at a healthcare provider facility, diagnostic & preventive services, ACO enablement services, provider enablement services, 340B referrals and return to home services. IHEs are health evaluations performed by a clinician in the home to support payors’ participation in Medicare Advantage and other government-run managed care plans. Our mobile network of providers completed evaluations for over 2.3 million individuals participating in Medicare Advantage and other managed care plans in 2022. ACOs are an alternative payment model where a range of providers take responsibility for the cost of a patient’s healthcare over the course of a year with the goal of improving quality and operational efficiency and sharing in any savings achieved as a result of such coordination. Our ACO services are intended to help our clients generate and receive shared savings. These services include, but are not limited to, population health software, analytics, practice improvement, compliance, and governance. We believe that these core solutions have enabled us to become integral to how health plans and healthcare providers successfully participate in value-based payment programs, and that our platform lessens the dependence on facility-centric care for acute and post-acute services and shifts more services towards alternate sites and, most importantly, the home.

Value-based payment programs are rapidly transforming how governments, employers, and health plans pay for and manage healthcare services. The objective of these initiatives is to improve patient outcomes while lowering the overall cost of healthcare services. We believe that our differentiated data assets, proprietary analytics capabilities, comprehensive cloud-based software platforms, and healthcare provider networks enable success in two of the largest population-based payment programs: Medicare Advantage and the Medicare Shared Saving Program (“MSSP”). We have leading positions serving these programs, as measured by our volume of IHEs and the number of attributed lives in MSSP, respectively.

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

As of December 31, 2022, operations in our former Episodes of Care wind-down segment had ceased and therefore we now have one operating segment.

On July 7, 2022, we announced our plans to exit our Episodes of Care business. As of December 31, 2022, we have ceased operations in the former Episodes of Care Wind-down segment. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments and Factors Affecting Our Results of Operations.”

On September 2, 2022, we entered into an Agreement and Plan of Merger with CVS Pharmacy, Inc., a Rhode Island corporation. See ”Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments and Factors Affecting Our Results of Operations.”
Our Solutions

In-home health evaluations and related services

We have a large mobile network of credentialed providers in the United States, which we deploy into the home primarily to conduct IHEs and to perform select diagnostic services. Through our IHEs, we create a comprehensive, documented record of the clinical, social, and behavioral needs of our health plan customers’ medically complex populations and seek to further engage them with the healthcare system. Working with data from our health plan customers, our operating platform and advanced data analytics help to identify the highest priority individuals for an in-home evaluation. We then engage with those members to schedule visits to perform IHEs. While in the home, our providers perform IHEs with the assistance of our longitudinal patient records and our proprietary clinical workflow software with its integrated device hub. Our software guides clinical workflows as well as in-home diagnostic screenings, yielding a rich patient report of hundreds of data points. The duration of our IHEs is up to 2.5 times longer than the average visit with a primary care physician (“PCP”). In performing these evaluations, we also seek to engage individuals more closely with the healthcare system. For example, the evaluation results of IHEs are provided to individuals’ PCPs. We believe sharing these results helps to fill gaps in care, while encouraging individuals who have not regularly visited their PCP to schedule a visit.

In addition to providing health plans with insights into member health without taking members out of the home, the reports our IHEs produce form a basis of the Medicare Risk Adjustment Factor (“RAF”) scores, which contribute to health plans’ ability to effectively participate in value-based and risk-adjusted government programs like Medicare Advantage, and affect the premiums health plans receive for Medicare Advantage beneficiaries. The data we gather is also a resource that can be used by health plans to improve their Healthcare Effectiveness Data and Information Set (“HEDIS”) scores and Medicare Advantage Star Ratings (“Star Ratings”). We conducted over 2.3 million IHEs (including virtual IHEs) in the year ended December 31, 2022.

Telehealth through virtual IHEs

In response to the COVID-19 pandemic and in close coordination with our customers, we accelerated our telehealth initiatives by launching virtual IHEs (“vIHEs”) in the second quarter of 2020. vIHEs primarily take place via videoconference. vIHEs have allowed us to engage with high-need, vulnerable individuals during a critical time, ensuring that our health plan customers maintain detailed insights into their members’ health and are able to coordinate services accordingly. Although the volume of vIHEs declined in 2021 and 2022 compared to the initial launch in 2020, we continue to conduct vIHEs to meet the changing needs of our clients.

Diagnostic and Preventive Services

We offer Diagnostic and Preventive Services (“DPS”) to address care gaps when coupled with an IHE. Together, these integrated services create a more comprehensive and convenient care experience for the member. DPS help health plans close the risk and quality-based gaps in care of Medicare Advantage and Medicaid plan members, through the early detection, diagnosis, and management of some of the leading causes of morbidity and mortality. In-home screenings we offer include: spirometry, peripheral artery disease screening, fecal immunochemical test, urinalysis and estimated glomerular filtration rate, hemoglobin A1c blood test, retinal imaging and bone density ultrasound.

Comprehensive Medication Review

Our comprehensive medication review services provide members with an in-person medication therapy management solution, as required by CMS for Medicare Part D providers. Our providers thoroughly review members’ medications and adherence, discuss prescription regimens, answer questions, and provide educational resources and referrals.

Return to Care

Powered by our proprietary data and technology, our IHEs can generate actionable clinical data, empowering health plans to more effectively predict risk and quality gaps - all during a single visit. When unmet care needs are identified, we coordinate the next best action with health plan members, leading to a more connected, effective care experience that we believe also leads to better health outcomes. In 2022, we coordinated the return to care of approximately 325 thousand individuals, through case management referrals, urgent care and PCP and specialty appointment scheduling.

Social determinants of health

In 2019, we started utilizing telephonic outreach and comprehensive, in-home evaluations to directly identify the social determinants of an individual’s health (“SDOH”), such as food insecurity, slip and fall risk, access to transportation, social isolation, and the financial resources to afford medications. We combine this assessment with IHEs and refer to this combined product as an IHE+. We believe this feature adds an advanced SDOH component to an already high-value IHE product and helps us to drive increased member engagement.

ACO Enablement Services - Medicare Shared Savings Program (“MSSP”)

On March 1, 2022, we acquired Caravan Health. Through Caravan Health, we support providers participating in the MSSP. Providers participating in MSSP create an Accountable Care Organization (“ACO”), which is a network of healthcare providers and suppliers that work together to invest in infrastructure and redesign delivery processes to attempt to achieve high quality and efficient delivery of services. ACOs that achieve performance standards established by the U.S. Department of Health and Human Services (“HHS”) are eligible to share in a portion of the amounts saved by the Medicare program. MSSP has different risk tracks pursuant to which providers can assume greater risk in exchange for the opportunity to receive a greater portion of savings realized. We served over 600 thousand attributed lives in 2022 and have verified attribution of over 700 thousand lives under management in 2023.

MSSP employs a retrospective payment system in which Medicare reimburses providers in accordance with their usual FFS payment schedule, while also tracking the total FFS costs for all billable services rendered for attributed Medicare beneficiaries over the course of a year. CMS periodically compares the total amount of all FFS payments for a beneficiary against a benchmark price for the annual cost of such beneficiary’s medical care. If the total FFS costs exceed the benchmark price, then (unless the ACO is participating in the lowest risk track) the ACO owes a portion of the difference to CMS and, likewise, if total FFS costs are lower than the benchmark price, then CMS pays a portion of the difference (representing the shared savings achieved) to the ACO. In 2021, our collaborative ACOs generated more than $138 million in gross savings, which are shared amongst Centers for Medicare and Medicaid Services (“CMS”), our provider customers, and Signify Health.

Many providers are unable to successfully participate in MSSP because they have small patient populations and cannot spread the expense of high-cost patients, or the risk of random events, over a sufficiently large population of attributed Medicare FFS beneficiaries. The result is that such providers are exposed to significant downside risk, as the effects of random events and outlier patients can outweigh performance improvements from improved care coordination. In addition, while increasing care coordination has been shown to improve health outcomes and reduce overall costs in the healthcare system, it can require significant time and specialized resources that many healthcare systems, hospitals and physician group practices lack. For the same reasons, even ACOs formed by larger providers are often hesitant to select the higher risk tracks in MSSP.

We help providers succeed in MSSP in three ways. First, we help unrelated providers join together to form a “collaborative ACO”. The collaborative ACO has a large attributed patient population, consisting of the beneficiaries attributed to all of the participating providers. Risks are therefore spread across a much larger beneficiary population, helping to stabilize performance and reduce downside risk for participating providers. Second, we offer providers a suite of tools and services that are designed to enhance their ability to effectively manage and coordinate the care of attributed patients in order to improve patient outcomes, reduce costs, and generate savings. Third, we assume a portion of the collaborative ACO’s financial risk (and receive a portion of any shared savings received by the collaborative ACO).

Our services include the following:

•Data Integration & Analytics: We set up secure data feeds with our provider partners and are able to receive data from leading electronic health record (“EHR”) systems, which allows us access to real-time EHR data in order to quickly identify individuals with high healthcare utilization, co-morbid conditions, and/or unmet needs. Our analytics tools also identify areas of high variability with opportunities for improvement, generate comparative benchmarks to help providers measure performance relative to their peers, and power our 340B program offering. The 340B program is a federal drug pricing program that requires pharmaceutical manufacturers participating in Medicaid or Medicare Part B to sell outpatient drugs at discounted prices to certain qualifying health care providers. Our 340B offering includes services that assist qualified healthcare providers in identifying 340B program eligible claims.
•Provider Enablement Platform: Our provider enablement platform presents data and the results of our analytics to providers in a convenient, easy-to-use format. The platform includes performance dashboards and regional and national benchmarks, highlights high-priority patients, and identifies if they are eligible for complex care management or have conditions requiring attention.
•Patient-Facing Mobile App: We offer providers access to our mobile app for patients, which provides patients with reminders for time-sensitive tasks, allows them to record their vital signs, educates them on certain conditions and how to manage such conditions, and provides them with a HIPAA-compliant platform to message their providers.
•Incentive Alignment: We assist ACO provider participants in developing, tracking and reporting on appropriate metrics in order to align incentives and maximize realization of shared savings.
•Training & Educational Tools: We provide our clients with a wealth of training and educational resources, including training providers on population health tactics and principles, information on best practices, specialized training in transition care management to stabilize patients post-discharge and reduce the risk of hospital readmission, practice transformation resources, preventive and care management workflows and staffing recommendations, and initiatives to promote evidence-based medicine.
•Annual Wellness Visit Support: We assist providers with patient outreach and scheduling of annual wellness visits (“AWVs”), provide them with workflows and data to support AWVs, and collaborate with them to offer patients in-home AWVs.
•Quality Measurement and Reporting: We provide tools and resources to help providers measure and track quality, and assist with reporting quality measures to CMS.

•Distribution of Shared Savings: We calculate, pay and distribute shared savings to participants in collaborative ACOs.
•Compliance: We offer providers and collaborative ACOs assistance with training, advice and assistance in meeting MSSP and related regulatory compliance requirements.
•Patient Education / ER Avoidance: In addition to the educational resources contained within our mobile app for patients, we reach out to attributed ACO patients to educate them on disease and condition management and available healthcare resources in order to reduce unnecessary emergency room utilization.

ACO Enablement Services – Non-MSSP ACOs

In 2022, we launched our non-MSSP ACO service, and began offering health plans collaborative ACO programs. Our service offering includes designing and administering such ACO programs, as well as recruiting and contracting with participating providers. We leverage our relationships and credibility with providers participating in our MSSP ACOs to recruit providers for these health plan ACOs. Participating providers receive a suite of services similar to our MSSP service offering, and we also share risk with these providers, thereby aligning incentives and building trust.

Industry

Total U.S. healthcare spending exceeded $4.3 trillion in 2021 and we operate in the large market associated with payment for healthcare services. We serve needs of healthcare funding sources including Medicare, Medicaid, and private health plans. Signify Health operates in the value-based payment sector of the healthcare industry. We believe value-based payments have grown dramatically over the past ten years and are expected to eventually represent the majority of healthcare spending in the United States according to studies by Health Care Payment Learning & Action Network (“HCP-LAN”) and other research reports by industry analysts, which suggest that approximately 75% of total U.S. health spending is expected to be tied to quality and value by 2025 through the adoption of new payment models focused on value. We believe this will especially be the case as value-based payment models continue to penetrate the commercial insured and self-funded markets. Our leadership position in enabling some of the most significant risk programs has allowed us to invest in and develop scale and expertise around analytics, technology, networks, and relationships to grow rapidly as demand for services in the value-based payment industry increases over time.

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

According to HCP-LAN, in 2020, approximately 40.9% of U.S. health care payments, representing approximately 238.8 million Americans and 80.2% of the covered population, flowed through alternative value-based payment models, such as total cost of care models like MSSP, which are alternatives to the traditional fee-for-service payment models. HCP-LAN further reported that of the total in alternative payment models , approximately 44% of spending was through value-based payment models with two-sided risk, where providers also assumed potential risk in the event of suboptimal outcomes, as opposed to models where providers only stood to benefit from shared savings without the possibility of bearing downside risk. Under provider value-based care programs, healthcare provider reimbursement is tied to the outcomes and the overall quality of care delivered to patients. Value-based care reimbursement is different from the standard fee-for-service model in that providers are reimbursed based on the financial value of the healthcare services they provide and are rewarded for both efficiency and effectiveness. In order for providers to be able to participate in value-based care models, they need to utilize solutions that can track and report on hospital readmissions, adverse events, population health, patient engagement, and more. They also need tools to help them analyze costs, redesign care and align incentives with other healthcare providers. These solutions are used to holistically organize and finance healthcare delivery to ensure higher quality outcomes at improved costs.

Competition

The U.S. healthcare industry is highly competitive. We compete primarily in the market associated with payment for healthcare services, where large and small companies are formulating innovative ways to transition the healthcare market to value-based care with an increasing focus on treating individuals within the home. With regard to our IHEs and related services, we compete with a wide variety of local and national providers of in-home, virtual and in-person diagnostic and evaluative services. Our competitors include pure-play companies whose principal business is providing health risk assessments and similar services as well as large payors that have in-house capabilities for performing a portion of their health risk assessments. We believe our IHEs offer a more comprehensive visit than traditional health risk assessments provided by some of our competitors. Among the several pure-play companies, our primary competitor is Matrix Medical Network, another pure-play company providing IHEs and other health risk assessments nationally. With respect to large payors, most large payors use a variety of different providers to perform health risk assessments across care settings and several large payors service some or all of their total volume with their own in-house capabilities. For example, UnitedHealth has a division called OptumCare, which performs health risk assessments for a portion of the payor’s plan members. As a result, we compete with these in-house capabilities for additional volume. Although large payors, such as UnitedHealth, have more resources than we do, because we focus principally on IHEs and have dedicated significant resources to our national network, we believe we are able to provide an efficient and effective value proposition for performing health risk assessments to payor plan members.

With regard to our IHEs and related services, we also compete for, among other things, physicians, nurse practitioners, physician assistants and other medical and non-medical personnel. In particular, we face significant competition in attracting and retaining qualified providers for our mobile network, specifically from telehealth service providers but also across other care settings. However, we believe we remain competitive in recruiting providers given the attractiveness of working with our business.

With regard to our MSSP services, we compete with healthcare risk management providers. Our key competitors are companies that work directly with providers to enable them to successfully take risk in value-based care arrangements. Some of these competitors focus on a specific function – like analytics – while others offer more comprehensive services. We believe that our comprehensive service offering, which includes our collaborative ACO model, a suite of population health tools and services, and the ability to facilitate in-home annual wellness visits, is unique and distinguishes us from competitors. Some of our key competitors operate nationally, such as Aledade, Collaborative Health Systems, Evolent Health, Vytalize Health, and Stellar Health. Other competitors, such as Equality Health and Physicians of Southwest Washington, are more geographically focused. Competitors that focus on analytics and software include Innovaccer, Arcadia and Cedar Gate. Other key competitors include Premier, Imperium Health, Main Street Health, and Hometown Health Centers.

Our principal competitors vary considerably in type and identity by market. There have also been increasing indications of interest from non-traditional providers and others to enter the in-home diagnostic and evaluative services space and/or develop innovative technologies or business activities that could be disruptive to the healthcare risk management industry.
Sales and Marketing

For each of our primary service offerings (IHEs and ACO management services), we focus our sales and marketing initiatives on three primary dimensions of growth: (1) sales to new customers, (2) cross-sales to existing customers and (3) product expansion with existing customers. In order to successfully obtain new customers and to cross-sell solutions to existing customers, we have a strong sales team that is organized by product/service offered.

For example, we have representatives dedicated to selling our ACO management services to new providers. We recruit providers into our collaborative ACOs by building a network around an “anchor” hospital and developing a service offering that will support the success of the hospital and its affiliated physicians, but also independent physicians. We have the capabilities necessary to effectively support providers of varying sizes and needs, from smaller rural hospitals to larger clinically integrated networks.

In terms of product expansion with existing customers, we also have a certain number of sales representatives that are not organized by service, but are instead responsible for managing significant existing customer relationships. These representatives focus on engaging with our customers and finding ways that we can expand and grow with them. For example, these representatives may focus on increasing the volume of IHEs we perform for existing health plan customers, or they may work with existing ACO customers to see if there is different or better data available to guide such providers through the program and identify opportunities for further cost savings.
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

We rely on a combination of trademarks, service marks, copyrights and trade secrets to protect our proprietary technology and other intellectual property. As of December 31, 2022, we exclusively owned 19 trademark applications and registrations in the United States, including for the core Signify Health ® trademark. In addition, we have registered domain names for websites that we use or may use in our business. As of December 31, 2022, we had two issued U.S. patents and one pending U.S. patent application.

Given the rapid pace of technical development, we rely upon trade secrets, confidential know-how and copyrights in software to develop and maintain our competitive position. In order to protect our innovations, we seek to control access to and distribution of our confidential and proprietary information, including our algorithms, source and object code, designs, and business processes, through physical, technical, and administrative security measures and contractual restrictions. We seek to limit access to our confidential and proprietary information on a “need to know” basis and enter into confidentiality and nondisclosure agreements with our employees, consultants, customers, vendors and other third parties that may receive or otherwise have access to any confidential or proprietary information.

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

We expect that our industry will continue to be subject to substantial regulation and that the laws and regulations affecting our business will continue to evolve. It is difficult to predict the scope and effect of changes to laws and regulations. Our activities could be subject to investigations, audits and inquiries by various government and regulatory agencies and private members and payors with whom we contract in the future. See “Item 1A. Risk factors—Risks related to governmental regulation.”

Medicare, Medicare Advantage, Medicaid, Bundled Payment Initiatives and ACOs

Medicare

Medicare is a federal program that provides healthcare benefits to individuals age 65 or over, some disabled persons, and persons with end-stage renal disease. CMS administers the Medicare program through various contractors.

CMS has established guidelines for the coverage and reimbursement of products and procedures by Medicare. In general, to be reimbursed by Medicare, a healthcare procedure furnished to a Medicare beneficiary must be reasonable and necessary for the diagnosis or treatment of an illness or injury, or to improve the functioning of a malformed body part. The methodology for determining coverage status and the amount of Medicare reimbursement varies based upon, among other factors, the setting in which a Medicare beneficiary received healthcare products and services. Medicare coverage and reimbursement is subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, interpretations of policy, contractor determinations, and government funding restrictions, any of which may materially increase or decrease the reimbursement received by healthcare providers. Any changes in federal legislation, regulations and policy affecting the Medicare program and entities with which we contract could have a material effect on our performance.

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

Medicare Advantage plans can be structured as Health Maintenance Organizations (“HMOs”), Preferred Provider Organizations (“PPOs”) or private FFS plans. Medicare beneficiaries that choose to participate in Medicare Advantage choose which health plan through which to receive their Medicare coverage. To assist beneficiaries with plan selection, CMS maintains a five-star quality rating system. Using this system, CMS publishes Star Ratings based on a variety of quality, patient experience and performance measures for health plans on an annual basis. These ratings are based on data gathered from a variety of sources, including HEDIS, the Consumer Assessment of Healthcare Providers and Systems program, the Medicare Health Outcome Survey, the Medicare Prescription Drug Program and CMS administrative data. CMS updates its rating methodology annually. Over 45% of all Medicare beneficiaries are enrolled in Medicare Advantage plans according to CMS.

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

Payments to Medicare Advantage plans are risk adjusted based on the health status and other characteristics of enrollees. Plans with higher average risk scores receive higher Medicare payments, since their enrollees are expected to incur higher costs. The IHEs that we provide for our health plan customers are one of several ways to support risk adjustment factor (“RAF”) scores attributable to the Medicare Advantage plan members and, thus, payment adjustments made by CMS. RAF scores are central to payment under Medicare Advantage programs in which our customers participate. CMS routinely adjusts the RAF and the monetary “coefficient” values associated with diseases that our customers manage in their member populations.

CMS audits Medicare Advantage plans for documentation to support RAF-related payments for members through its Risk Adjustment Data Validation (“RADV”) audits. OIG also conducts audits of Medicare Advantage plans that are similar to RADV audits. Such audits may result in payment adjustments to a Medicare Advantage plan, including extrapolation across the entire contract. On February 1, 2023, CMS published a final rule that includes significant updates to the RADV audit methodology used by CMS to address overpayments to Medicare Advantage plans based on the submission of unsupported risk-adjusting diagnosis codes, which are used to determine payments under Medicare Advantage. Among other things, the final rule allows CMS to extrapolate RADV audit findings for any CMS and OIG audits beginning with payment year 2018. Extrapolation is expected to be the standard practice for RADV audits beginning with payment year 2018. CMS will not extrapolate RADV audit findings for payment years 2011 through 2017, as it originally contemplated in the proposed rule. Our health plan customers may seek to hold us liable for penalties owed to CMS for the plan’s submission of inaccurate or unsupportable RAF scores based on information provided by us. In addition, the government or a whistleblower could assert that our errors caused our health plan customers to submit false claims to CMS, which could subject us to liability under the federal False Claims Act (“FCA”) if the government could prove the elements of an FCA claim.

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

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and related legislation temporarily suspended these reductions through March 31, 2022, but extended sequestration through 2030. The sequestration adjustment was phased back in at 1% reduction from April 1, 2022 through June 30, 2022, and returned to 2% on July 1, 2022. Congress has extended Medicare sequestration through the first six months of 2032. In addition, the

American Rescue Plan Act of 2021 (“ARPA”) increased the federal budget deficit in a manner that triggers an additional sequestration mandated under the Pay As You Go Act of 2010. As a result, a further payment reduction of up to 4% was required to take effect in January 2022. However, Congress has delayed implementation of this payment reduction until 2025.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care Education and Reconciliation Act of 2010 (collectively, the “ACA”), requires states to expand Medicaid coverage to all individuals under age 65 with incomes effectively at or below 138% of the federal poverty level. However, states may opt out of the expansion without losing existing federal Medicaid funding. Some states have opted out of the Medicaid expansion. Other states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment conditions, or otherwise implement programs that vary from federal standards. Some of these program changes may reduce the number of Medicaid enrollees in certain states.

Because most state governments must operate with balanced budgets and because the Medicaid program is often the state’s largest program, many states have adopted, or are considering, legislation designed to reduce their Medicaid expenditures. Outside of the government response to the COVID-19 pandemic, budgetary pressures have, in recent years, resulted and likely will continue to result in decreased spending, or decreased spending growth, for Medicaid programs in many states. Many states have adopted, or are considering, legislation designed to reduce coverage, enroll Medicaid recipients in managed care programs and/or impose additional taxes on healthcare providers to help finance or expand the states’ Medicaid systems. The current presidential administration has implemented policies intended to strengthen Medicaid programs.

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

Accountable Care Organizations and Bundled Payment Initiatives

An ACO is a network of healthcare providers and suppliers that work together to invest in infrastructure and redesign delivery processes to attempt to achieve high quality and efficient delivery of services. Promoting accountability and coordination of care, ACOs are an alternative payment model intended to produce savings as a result of improved quality and operational efficiency. The goals of an ACO are assessed using a set of quality measures and spending benchmarks. Medicare-approved ACOs that achieve performance standards established by the U.S. Department of Health and Human Services (“HHS”) are eligible to share in a portion of the amounts saved by the Medicare program.

There are several types of ACO programs, including the MSSP and the ACO Realizing Equity, Access, and Community Health (“REACH”) model. Medicare ACOs are accountable for total Medicare Part A and Part B spending for a defined population of beneficiaries and for the quality of their care. Medicare provides ACOs with claims data for assigned beneficiaries to help ACOs coordinate care. HHS has significant discretion to determine key elements of ACO programs. Certain waivers and exceptions are available from fraud and abuse laws for ACOs.

The MSSP, which was established by statute, is a permanent part of the Medicare program. Providers and suppliers participating in the MSSP voluntarily agree to be held accountable for the quality, cost, and experience of care of an assigned Medicare fee-for-service beneficiary population. The program has different participation options, or tracks, that allow ACOs to assume various levels of risk (one-sided or two-sided). An ACO’s participation options depend on different factors, including the past experience of the ACO and its participants in performance-based risk Medicare ACO initiatives and whether the ACO is a low- or high-revenue ACO. While CMS intends for its ACOs to eventually move to a two-sided risk model, with both downside and upside risk, it has indicated that the duration for which ACOs are permitted to stay in a one-sided model remains under consideration. CMS periodically makes policy changes affecting the MSSP, such as modifying its benchmarking methodology and providing certain new, low revenue ACOs the opportunity for advance shared savings payments in the form of advance investment payments.

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

The CMS Innovation Center has implemented bundled payment models, including the Bundled Payment for Care Improvement Advanced (“BPCI-A”) initiative, which is voluntary and has been extended until December 2025. Participation in bundled payment programs is generally voluntary, but has required healthcare providers in selected geographic areas to participate in a mandatory bundled program for specified orthopedic procedures, the Comprehensive Care for Joint Replacement (“CJR”) model, which is scheduled to run through December 2024. In addition, as of January 1, 2021, CMS began requiring certain hospitals to participate in a bundled payment initiative for end-stage renal disease treatment. A mandatory radiation oncology bundled payment model was expected to begin January 1, 2023, but CMS has indefinitely postponed its implementation.

In a strategic report issued in 2021 and updated in 2022, the CMS Innovation Center published an outline of its strategy for the next decade, noting the need to accelerate the movement to value-based care and drive broader system transformation. By 2030, the CMS Innovation Center aims to have all fee-for-service Medicare beneficiaries and most Medicaid beneficiaries in a care relationship with accountability for quality and total cost of care. CMS also indicated it will streamline its payment model portfolio and consider how to ensure broad provider participation, including by implementing more mandatory models. Moreover, several private third-party payers are increasingly employing alternative payment models, which may increasingly shift financial risk to healthcare providers.

Fraud and Abuse

Participation in federal healthcare programs, including Medicare and Medicaid, is heavily regulated by federal statute and regulation. A variety of laws govern various aspects of our business relationships and our relationships with physicians and others who either refer or may influence the referral of patients or certain business or are the recipients of such referrals. These laws include, but are not limited to, the FCA, federal Anti-Kickback Statute (“AKS”), the federal Physician Self-Referral Law (“Stark Law”), the Civil Monetary Penalties Statute, other federal civil and criminal fraud and abuse laws and similar state laws. We have carefully structured our arrangements in accordance with applicable guidance and endeavor to comply with all the fraud and abuse laws. However, there can be no assurance that regulatory authorities enforcing these laws will determine our arrangements are compliant. If any of our business transactions or arrangements are found to violate these laws, we may be subject to criminal and/or civil penalties and it may be necessary to restructure existing business arrangements. Any findings that we have violated these laws could have a material adverse impact on our business, results of operations, financial condition, cash flows, reputation and stock price. Even an unsuccessful challenge to our activities could result in adverse publicity and could require a costly response from and defense or settlement by us.

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

Federal criminal penalties for the violation of the AKS include imprisonment, fines and exclusion from future involvement with federal healthcare programs, including Medicare and Medicaid. Violations of the AKS are punishable by imprisonment for up to ten years, fines of up to $100,000 per kickback or both. Larger fines can be imposed upon corporations under the provisions of the U.S. Sentencing Guidelines and the Alternate Fines Statute. Individuals and entities convicted of violating the AKS are subject to mandatory exclusion from participation in Medicare, Medicaid and other federal healthcare programs for a minimum of five years. Civil penalties for violation of the AKS include substantial civil monetary penalties per violation that are subject to annual adjustment based on updates to the consumer price index, payments of up to three times the total payments between the parties to the arrangement and suspension from future participation in federal healthcare programs. In addition, any claims for items or services resulting from a violation of the AKS are considered false or fraudulent for purposes of the FCA.

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

Amongst the exceptions and safe harbors to the AKS that are relevant to our business is the eligible managed care organization (“EMCO”) safe harbor. It provides protection to certain arrangements between EMCOs and first tier contractors, between first tier contractors and downstream contractors, or between two downstream contractors.

The EMCO safe harbor is premised on the view that many managed care arrangements do not present the same risks of overutilization or increased federal healthcare program costs that can exist with certain fee-for-service payment arrangements. Key to safe harbor protection for arrangements under the EMCO safe harbor is that payments not be tied to business outside the EMCO arrangement and that the financial burden of the arrangement is not inappropriately shifted to federal healthcare programs. As noted above, failure to fully satisfy a safe harbor does not make an arrangement illegal. Instead, the arrangement must be evaluated on a case-by-case basis in light of the intent of the parties and the arrangement’s potential for abuse.

Certain of our programs involve arrangements that potentially implicate the AKS because they may involve payments intended to influence behavior relative to Medicare and other federal healthcare program beneficiaries, including risk sharing and “gainsharing” arrangements. While there is no fixed definition of a gainsharing arrangement, the term typically refers to an arrangement in which a share of cost savings for patient care attributable in part to a physician’s efforts are shared with the physician. The OIG has recognized that there are legitimate interests in enlisting physicians in efforts to reduce unnecessary costs from the healthcare system and, if appropriately structured, such gainsharing arrangements should not violate the AKS. With respect to BPCI-A, MSSP and other CMS innovation models in which we may participate, the OIG and CMS jointly issued waivers of the AKS and certain other fraud and abuse laws for arrangements that meet certain conditions. However, with respect to our non-BPCI-A Episodes of Care program and any other episode of care programs in which we may participate, there are no fraud and abuse waivers that are directly applicable. Effective in early 2021, CMS and OIG, as part of their so-called regulatory sprint to coordinated care, established new safe harbors that protect certain value-based arrangements. We continue to assess how these new safe harbors may apply to both new and existing programs.

Stark Law

The Stark Law prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing “designated health services” (“DHS”) from referring Medicare patients to such entities for the furnishing of DHS, unless an exception applies. The Stark Law prohibits any entity providing DHS that has received a prohibited referral from presenting, or causing to be presented, a claim or billing for the services arising out of the prohibited referral. Similarly, the Stark Law prohibits an entity from “furnishing” DHS to another entity with which it has a financial relationship when that entity bills for the service. The prohibition applies regardless of the reasons for the financial relationship and the referral. Unlike the AKS, the Stark Law is a strict liability statute where unlawful intent need not be demonstrated. Although uncertainty exists, some federal agencies and some courts have taken the position that the Stark Law also applies to Medicaid.

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

Certain of our programs involve arrangements that potentially implicate the Stark Law because they may involve payments between a physician and an entity providing DHS in connection with Medicare patients, including risk sharing and gainsharing arrangements. With respect to BPCI-A, MSSP and other CMS innovation models in which we may participate, the OIG and CMS jointly issued waivers of the Stark Law. In early 2021, CMS established new exceptions to the Stark Law that protect certain value-based arrangements.

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

In addition, false claims under the FCA include the knowing and improper failure to report and refund amounts owed to the government in a timely manner following proper identification of an overpayment. Under these provisions, within 60 days of identifying and quantifying an overpayment, a healthcare provider is required to notify CMS or the Medicare Administrative Contractor of the overpayment and the reason for it and return the overpayment. An overpayment impermissibly retained could subject us to liability under the FCA, exclusion from federal healthcare programs and penalties under the federal Civil Monetary Penalty statute.

The penalties for a violation of the FCA include up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim, plus substantial civil monetary penalties for each separate false claim. The civil monetary penalties are adjusted annually based on updates to the consumer price index. Beyond civil enforcement under the FCA, the federal government can use several criminal statutes to prosecute individuals or entities that are alleged to have submitted false or fraudulent claims for payment to the federal government.

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

Certain of our programs involve arrangements that potentially implicate aspects of the Civil Monetary Penalties Statute because they may involve payments intended to influence behavior of physicians relative to Medicare and other federal healthcare program beneficiaries, including risk sharing and gainsharing arrangements. Such arrangements could be viewed as implicating the AKS or the prohibition against hospitals making payments to physicians to reduce or limit medically necessary services to Medicare or Medicaid patients under their direct care. With respect to BPCI-A, MSSP and other CMS innovation models in which we may participate, the OIG and CMS jointly issued waivers of the Civil Monetary Penalties Statute for arrangements meeting certain conditions.

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

State corporate practice of medicine and fee splitting laws

We are subject to various state laws, regulations and legal and administrative decisions that restrict the corporate practice of medicine and fee splitting. The corporate practice of medicine doctrine generally prohibits corporate entities from practicing medicine or employing physicians (and, in some cases, other providers) to provide professional medical services. The doctrine reflects a variety of historical public policy concerns, including concerns that (a) allowing corporations to practice medicine or employ physicians will result in the commercialization of the practice of medicine, (b) a corporation’s obligation to its shareholders may not align with a physician’s obligation to his/her patients and (c) employment of a physician by a corporation may interfere with the physician’s independent medical judgment. While many states have some form of the corporate practice of medicine doctrine, the scope and enforcement varies widely. In those states where the doctrine exists, it typically arises from the state’s medical practice act, but has been shaped over the years by state statutes, regulations, court decisions, attorney general opinions and actions by state medical licensing boards. In addition, some states may have corporate practice restrictions that apply to other providers, such as nurse practitioners and physician assistants.

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

Privacy and security

We are subject to federal and state laws and regulations that restrict the use and disclosure of certain types of individually identifiable data. These include the federal regulations promulgated under the authority of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) that require us to provide certain protections to individuals and their health information. Further all 50 states and certain territories maintain additional laws regulating the privacy and security of personally identifiable information (“PII”). The HIPAA privacy and security regulations extensively regulate the use and disclosure of protected health information (“PHI”) and require covered entities, which include healthcare providers and health plans, and their business associates to implement and maintain administrative, physical and technical safeguards to protect the security of such information. Additional security requirements apply to electronic PHI. These regulations also provide individuals with substantive rights with respect to their health information.

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

In addition to HIPAA, numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, creation, receipt, transmission, storage, and other processing of medical information and other types of PII. Privacy and data security statutes and regulations vary from state to state, and these laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules. These laws and regulations protect data pertaining to specific conditions, such as substance use disorder, HIV/AIDS, genetic disorders, and mental and behavioral health. Under the CARES Act Congress made significant modifications to the authorizing statute for the regulations that regulate the confidentiality of substance use disorder data, known as the “Part 2 Regulations.” The CARES Act changes significantly align the statutory requirements more closely with the HIPAA privacy rule. The law directs the Secretary of HHS to revise the Part 2 Regulations to align with the statutory changes, but the regulations have not yet been finalized.

As we look to expand our workforce into Ireland, we are also subject to international data protection regulations related to the collection, transmission, storage and use of employee data. For example, the General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018, imposes strict compliance obligations on the collection, use, retention, security, processing, transfer and deletion of PII and creates enhanced rights for individuals, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the PII relates in certain circumstances, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches and taking certain measures when engaging third-party processors that will have access to personal data. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Economic Area, including the United States and the United Kingdom. Entities that fail to comply with the requirements of the GDPR may be subject to very significant penalties, including potential fines of up to the greater of €20 million or 4% of annual global revenue.

Government regulators, privacy advocates and class action attorneys are also increasingly scrutinizing how companies collect, process, use, store, share and transmit other types of personal data. For example, the California Consumer Privacy Act of 2018 (“CCPA”), which went into effect on January 1, 2020, and was significantly modified by the California Privacy Rights Act (“CPRA”), which became fully effective on January 1, 2023, applies broadly to information that identifies or is associated with any California household or individual, and requires that we implement several operational changes, including processes to respond to individuals’ requests regarding their personal information. The CPRA also creates a new enforcement agency to enforce the CCPA and CPRA and imposes additional requirements, including privacy risk assessments, audits and vendor contractual requirements for data sharing, license and access arrangements. The CCPA and CPRA provide for civil penalties for violations and allow private rights of action for data breaches. Virginia, Colorado, Connecticut and Utah have also passed comprehensive privacy legislation, and several other states, as well as federal lawmakers, have proposed additional consumer privacy legislation. The complex, dynamic legal landscape regarding privacy, data protection and information security creates significant compliance challenges for us, potentially restricts our ability to collect, use and disclose data, and exposes us to additional expense, and, if we cannot comply with applicable laws in a timely manner or at all, adverse publicity, harm to our reputation, and liability.

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

The ACA has been, and continues to be, subject to legislative and regulatory changes and court challenges. For example, effective January 1, 2019, the financial penalty associated with the ACA’s individual mandate that most individuals enroll in a qualifying health insurance plan was effectively eliminated. However, some states have imposed individual health insurance mandates, and other states have explored or offer public health insurance options. To increase access to health insurance during the COVID-19 pandemic, the ARPA enhanced subsidies for individuals eligible to purchase coverage through the ACA marketplaces. The Inflation Reduction Act, enacted in August 2022, extends these enhanced subsidies through 2025. In addition, in a September 2021 final rule, HHS extended the annual open enrollment period for coverage through federal marketplaces and granted state exchanges flexibility to lengthen their open enrollment periods. These changes and initiatives may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased, which may indirectly affect our business.

There is uncertainty regarding the ongoing net effect of the ACA due to the potential for continued changes to the law’s implementation and its interpretation by government agencies and courts. There is also uncertainty regarding the potential impact of other health reform efforts at the federal and state levels. For example, some members of Congress have proposed measures that would expand government-sponsored health insurance coverage, including single-payor models. The CMS Innovation Center has noted the need to accelerate the movement to value-based care and drive broader system transformation and indicated that it intends to streamline its payment model portfolio. Legislative and executive branch efforts related to healthcare reform could result in increased prices for consumers purchasing health insurance coverage, or destabilize insurance markets, among other effects. Private third-party payers, large employer groups and their affiliates and other healthcare industry participants may introduce other additional financial or delivery system reforms.

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

Worker Classification

Our business, like many in the healthcare industry, is subject to an uncertain and challenging legal environment with respect to the application of various worker classification laws to the many healthcare providers with whom we work. Various worker classification laws exist at the federal, state and local levels. The tests governing whether a healthcare provider should be deemed an independent contractor or an employee are typically highly fact sensitive and vary by the applicable governing law. In addition, these laws are subject to varying interpretations and periodic changes. If healthcare providers or others with whom we work are deemed to be misclassified under applicable law, then significant sanctions could apply.

At the federal level, the United States Department of Labor (the “DOL”) issued a rule in January 2021 regarding the classification of workers under the Fair Labor Standards Act (with an effective date of March 2021). The rule identified two of five “economic reality factors” as being “core factors” that should be initially considered alone when evaluating classification of workers as independent contractors or employees. If those two factors – nature and degree of control over the work and the worker’s opportunity for profit or loss – pointed toward a certain classification, then such classification was deemed likely to be the accurate classification. The rule identified three other factors to be considered – amount of skill required for the work, degree of permanence of the working relationship, and whether the work performed was part of an integrated unit of production – but such factors were deemed less probative of the proper classification and as highly unlikely to overrule a classification indicated by the two core factors. In October 2022, the DOL issued a proposed rule under which all of the factors are regarded as equal, investment in the work is regarded as an additional standalone factor, and an emphasis is placed on whether the work being performed is integral to the purported employer’s business. If adopted, this newly proposed rule would render classification of workers as employees by the DOL to be more likely. The impact of any change in the DOL rule will be felt both federally, and in any jurisdiction that follows the Federal Labor Standards Act’s (“FLSA”) “economic realities” test. The Internal Revenue Service (the “IRS”) focuses on three primary categories of factors to determine whether a worker is properly classified: behavioral control (including type and degree of instruction given and training provided); financial control (including investment in tools and office space, payment of expenses, whether pay is by hour or job, and the worker’s opportunity for profit or loss); and the type of relationship (including whether there is a written contract, whether benefits are provided, and whether services performed by the worker are a key activity of the business).

At the state level, worker classification is also evaluated under state laws and regulations with respect to a number of issues including state wage and hour laws and unemployment taxes. As generally applied, the “ABC” test presumptively considers all workers to be employees, and permits workers to be classified as independent contractors only if the hiring business demonstrates that the worker in question satisfies each of the three conditions establishing independent contractor status relating to control, usual course of conduct of the business and customary conduct by the worker. Numerous states such as California and Massachusetts have adopted the “ABC” test, or a modified version of it, under which classification of workers as independent contractors is far less likely to be deemed lawful. Notably, states using the “ABC” test will be unaffected by any change in the DOL rule, as those tests are even more stringent that the proposed rule.

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
Employees and Human Capital

Our success depends on our ability to attract, retain and motivate highly qualified personnel. As of December 31, 2022, we had approximately 2,200 employees, of which approximately 2,100 employees were full time. Our employees are based at our offices located in Dallas, TX, New York, NY, Rapid City, SD, Deerfield, FL, Oklahoma City, OK, and Galway, Ireland or are full-time remote. We also had over 10,000 credentialed physicians and nurse practitioners and other providers within our mobile network that we contract with on an independent contractor basis, either directly or through professional affiliates. These credentialed physicians and nurse practitioners form a mobile network of practitioners located all over the country. We consider our relationship with our independent contractors and employees to be positive. None of our employees are represented by a labor union or party to a collective bargaining agreement.

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
Customers

Our customers consist primarily of health plans and providers. Revenue from our top ten customers accounted for approximately 88% of our total revenue for the year ended December 31, 2022.

With respect to our IHEs and related services, our customers are primarily Medicare Advantage health plans and managed Medicaid organizations. We currently serve 51 health plans in the United States, including 26 of the 50 largest Medicare Advantage plans. In 2022, each of our two largest customers represented more than 10% of our total revenue.

Our ACO enablement services are primarily directed at providers participating in (or seeking to participate in) CMS’ MSSP. Our non-MSSP ACO enablement services are directed at health plans and providers looking to launch programs centered around care redesign.
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

•The conditions under the Merger Agreement to our consummation of the Merger may not be satisfied at all or in the anticipated timeframe;
•While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business;
•In the event that the Merger is not consummated, the trading price of our common stock and our future business and results of operations may be negatively affected;
•Our business depends on our ability to maintain and grow our network of high-quality providers;
•If our providers are characterized as employees, we would be subject to adverse effects on our business and employment and withholding liabilities;
•Our ability to complete IHEs and other health risk assessments can be negatively impacted by a variety of factors outside of our control;
•Our recent restructuring may not provide the benefits we anticipate and/or may expose us to unforeseen risks;
•We are subject to risks associated with public health crises, such as pandemics, epidemics, outbreaks of infectious diseases and natural or man-made disasters, including the COVID-19 pandemic, which may continue to disrupt our operations and negatively impact our business, financial condition and results of operations;
•Our revenues and operations are dependent upon a limited number of key customers;
•Our ACO business is subject to a variety of regulatory and business risks that could have a material adverse effect on the business, our financial condition and results of operations;
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
•If our existing customers do not continue or renew their contracts with us, renew at lower fee levels, decline to purchase additional services from us or reduce the services received from us pursuant to those contracts, it could have a material adverse effect on our business, financial condition and results of operations;
•If we are unable to attract new customers, our business, financial condition and results of operations would be adversely affected;
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

Under the terms of the Merger Agreement, the consummation of the Merger is subject to customary conditions. Satisfaction of certain of the conditions is not within our control, and difficulties in otherwise satisfying the conditions may prevent, delay or otherwise materially adversely affect the consummation of the Merger. It also is possible that an event, occurrence, revelation or development of a state of circumstances or facts since the date of the Merger Agreement may have or reasonably be expected to have a material adverse effect (as defined in the Merger Agreement) on the Company, the non-occurrence of which is a condition to the consummation of the Merger. We cannot predict with certainty whether and when any of the required conditions will be satisfied. If the Merger does not receive, or timely receive, the required regulatory approvals and clearances, including anti-trust clearance under the Hart-Scott-Rodino Act, or if another event occurs delaying or preventing the Merger, such delay or failure to complete the Merger may create uncertainty or otherwise have negative consequences that may materially and adversely affect our sales, financial condition and results of operations, as well as the price per share for our common stock.

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

In addition, while the Merger Agreement generally requires the Company to operate its business in the ordinary course of business consistent with past practice pending consummation of the Merger, it also restricts us from taking certain actions with respect to our business and financial affairs without Parent’s consent. Such restrictions will be in place until either the Merger is consummated or the Merger Agreement is terminated. For these and other reasons, the pendency of the Merger could adversely affect our business and results of operations.

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

Our success is dependent upon our continued ability to maintain and grow our enrolled and credentialed network of high-quality providers. We compete with numerous healthcare providers, primarily hospitals, post-acute care facilities, telehealth operators and locum tenens staffing agencies in attracting and retaining physicians, physician assistants and nurse practitioners. With inflation rising and labor shortages increasing, providers could demand higher fees. As a result, we may face challenges in recruiting new providers, and our current providers could refuse to contract with us, limit or reduce the number of hours they allocate to work for us under their contracts, be unavailable or otherwise decline to work during key hours of the business day or certain days during the week, including weekends, demand higher payments or take other actions that could result in higher operating costs or less attractive service for our customers. In some markets, the lack of availability of providers has become a significant operating issue and could continue to be a significant operating issue in the future. Although many states issued licensure flexibilities allowing out-of-state providers to practice within a state in which the providers are not licensed in response to the pandemic, many states have terminated these licensure exemptions. Additionally, in the face of elevated demand, delays in processing and approving of state licenses may continue to occur. The process of enrolling and credentialing providers with federal healthcare programs and health plans can be complex, time-consuming, and subject to unexpected delays. This shortage may negatively impact our future growth and require us to continue to increase the fees we pay our providers in order to recruit and retain qualified providers.

In addition, over the course of the pandemic, some providers grew accustomed to conducting vIHEs rather than in-person IHEs, and may only want to continue to perform vIHEs. Such a preference could constrain our network capacity for in-person IHEs. Moreover, as many of our customers require our providers to be fully vaccinated to perform in-home IHEs, we may face additional capacity constraints due to some providers refusing to be vaccinated.

Identifying high-quality providers, credentialing and negotiating contracts with them and evaluating, monitoring and maintaining our network requires significant time and resources. As part of our credentialing process and quality standards, the types of providers who are credentialed to join our network are those with relevant licenses, skill sets, experience, and training to perform the clinical services we offer. For example, providers in limited scope specialties (e.g., dermatology; pathology) may not be credentialed to join our network if they do not otherwise have relevant experience and training to perform the clinical services we offer. Additionally, although we have expanded our network of providers to include mid-level practitioners such as nurse practitioners and physician assistants, some states limit the scope of practice of these providers to certain specialty areas. As a result, our ability to recruit and expand our network to include these providers may be constrained in some states. Similarly, we may be limited in the expansion of clinical services we can offer based on the limitations of the licensure, skill sets, experience, and training of our current network of providers.

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

Our ability to complete IHEs and other health risk assessments can be negatively impacted by a variety of factors outside of our control.

Our ability to complete IHEs and other health risk assessments depends on the plan members identified by our customers for outreach (“Member List”) subsequently agreeing to an IHE. Our outreach to members each year generally starts with a Member List which is provided by our customers or created by us on behalf of our customers from information they provided. The Member List may be supplemented or amended during the year. Our ability to complete IHEs in a period or to do so in a cost-effective manner may be negatively affected if the initial Member List includes a significant number of plan members in difficult-to-reach jurisdictions or if the members on the Member List are less likely to accept an IHE for any number of reasons. Decisions by our customers with respect to the Member List, including a reduction in the number of members included in the Member List (e.g., if reallocated to another provider), may impact the number of IHEs we are able to complete and, as a result, our revenue. In addition, our ability to schedule and complete IHEs may also be negatively affected if we receive incorrect or incomplete contact information for plan members on the Member List. We may not be able to call members to schedule an IHE if we have not received their contact information directly from the member or their health plan as a result of the Telephone Consumer Protection Act (“TCPA”), and as such if the contact information provided by health plans is incomplete or incorrect, we may have difficulty scheduling IHEs with members on our Member List. In addition, from time to time, our telephone numbers may be mistakenly labeled as spam by cell phone carriers. If we do not timely catch any labeling of our telephone number as spam, the volume of members answering our scheduling calls would fall, any of which would also have a negative impact on our ability to complete IHEs and other health risk assessments, and as a result, our revenue.

We rely on a single third-party dialing and routing software system to make outreach calls to members for purposes of scheduling IHEs and other health risk assessments. From time to time, there are disruptions and performance issues with this system that impact our ability to schedule with members. Any damage to, or failure of, this technology could result in the inability to schedule member appointments and significantly harm our business. The inability to schedule members may reduce our revenue, cause us to pay financial penalties under our client contracts, cause clients to terminate their contracts and adversely affect or ability to attract new clients.

Our recent restructuring may not provide the benefits we anticipate and/or may expose us to unforeseen risks.

We periodically evaluate our various businesses and product lines and may, as a result, consider the divestiture, wind-down or exit of one or more of those businesses or product lines. On July 7, 2022, our Board of Directors (“Board”) approved a restructuring plan to wind-down our former Episodes of Care Services segment, which was completed during the second half of 2022. This decision was made in light of retrospective trend calculations released by the Center for Medicare & Medicaid Innovation that lowered target prices for episodes in the BPCI-A program, and which we believe have made the program unsustainable.

Our announcement and subsequent actions to complete the wind-down may subject us to substantial risks and uncertainties that may result in a material adverse effect on our reputation, financial condition, cash flows and results of operations, including our ability to employ individuals with knowledge of the business to assist in any post wind-down activities; the potential for other losses in excess of our current expectations for the final reconciliation periods, including those resulting from third-party relationships and contractual commitments impacted by our decision; claims made by former employees impacted by the wind-down; and loss of customer confidence which could impact our other business lines. There is always a risk that the restructuring program will not provide the anticipated benefits and may also bring about unintended consequences, such as negative customer or employee perceptions. For further discussion of the impact of the wind-down of the former Episodes of Care Services segment, please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are subject to risks associated with public health crises, such as pandemics, epidemics, outbreaks of infectious diseases and natural or man-made disasters, including the COVID-19 pandemic, which may continue to disrupt our operations and negatively impact our business, financial condition and results of operations.

We are subject to risks associated with public health crises, such as pandemics, epidemics, outbreaks of infectious diseases and natural or man-made disasters, including the COVID-19 pandemic. While many countries around the world have removed or reduced the restrictions taken in response to the COVID-19 pandemic, the emergence of new variants of the COVID-19 virus or the emergence of other highly infectious diseases may result in governmental lockdowns, quarantine requirements or other restrictions.

A public health crisis could reduce the demand for IHE visits from our providers, especially if such a crisis is of an infectious nature. We have disaster plans in place and operate pursuant to infectious disease and other disaster protocols, but the potential emergence of a pandemic, epidemic, outbreak or natural or man-made disaster is difficult to predict and could harm our business and operations. For example, our IHE services were significantly affected by the COVID-19 pandemic in early 2020 as we temporarily paused IHEs in March 2020. In April of 2020, CMS announced that diagnoses documented from telehealth visits that were otherwise reimbursable under applicable state law and met applicable risk adjustment data submission standards could be submitted by Medicare Advantage and other organizations for risk adjustment purposes. In response, our customers began shifting to vIHEs and we quickly expanded our business model to perform vIHEs to meet these demands and, in turn, make up for some of the lost IHE volume. However, if CMS decides to reverse this guidance, or otherwise terminates the guidance, this may negatively impact our volume of business although by 2022 the majority of our IHEs were once again conducted in home. This guidance remains in effect as of the date of this Annual Report on Form 10-K.

In addition, to alleviate the burdens on the healthcare industry in response to the public health emergency, many states issued licensure exemptions permitting out-of-state licensed providers to practice in states where they do not hold licenses. These exemptions enabled us to expand our capacity in various states through our current network of providers; the same was true for our competitors. However, many states have and are continuing to end these licensure exemptions, which may result in a decrease in the number of providers immediately available to perform IHEs and vIHEs across various states.

We resumed in-person visits beginning in July 2020 and through the balance of 2021 and during 2022, the majority of our IHEs were conducted in-home. However, the exact mix of in-home and virtual IHEs (or those in other in-person settings) may continue to fluctuate in response to waves of the COVID-19 pandemic or other pandemics and epidemics that emerge in the future.

For example, our providers performing in-home visits also face an increased risk of infection with any community spread illnesses including COVID-19, RSV, and influenza. The increased risk of infection for providers performing in-home visits and provider preference for performing vIHEs during heightened risk periods could adversely impact our network and in turn restrain our ability to meet customer demand for services, as well as cause us to face increased expenses associated with personal protective equipment and compliance with applicable testing protocols.

In addition, the COVID-19 pandemic or other healthcare crises could cause healthcare providers to be more risk averse, meaning they could be less likely to join or continue to participate in value-based programs.

The COVID-19 pandemic or other healthcare crises may also create risks to our overall business operations, including our ACO business. Our providers performing in-home visits also face an increased risk of infection with community spread illnesses including COVID-19, RSV and influenza. The increased risk of infection for providers performing in-home visits and provider preference for performing vIHEs during heightened risk periods could adversely impact our network, and in turn restrain our ability to meet customer demand for services, as well as cause us to face increased expenses associated with personal protective equipment and compliance with applicable testing protocols.

Given the inherent uncertainty surrounding COVID-19 and other healthcare crises, rapidly changing governmental directives, public health challenges, economic disruption and the duration of the foregoing, we may be unable to predict the potential impact on our business as a results of these events, including the potential impact of such events on the other risk factors described in this “Risk Factors.”

Our revenues and operations are dependent upon a limited number of key customers.

We are dependent on a concentrated number of health plans with whom we contract to provide IHEs and other services. For example, when aggregating the revenue associated with each health plan (including its local affiliates), Humana and Aetna accounted for approximately 34% and 27%, respectively, of our total revenue for the year ended December 31, 2022. In addition, the revenue from our top 10 customers accounted for approximately 88% of our total revenue for the year ended December 31, 2022.

We believe that a majority of our revenues will continue to be derived from a limited number of key health plans. Health plans may seek to terminate and/or modify their contractual relationships with us for various reasons, such as changes in the regulatory landscape and poor performance by us, subject to certain conditions. Certain of our contracts can be terminated immediately upon the occurrence of certain events and others may be terminated immediately by the customer if we lose applicable licenses, go bankrupt, lose our liability insurance or receive an exclusion, suspension or debarment from state or federal government authorities. We may also terminate customer relationships from time to time. For example, if a health plan were to lose applicable licenses, lose liability insurance, become insolvent, file for bankruptcy or receive an exclusion, suspension or debarment from state or federal government authorities, our contract with such customer could in effect be terminated. The sudden loss of any of our customers or the renegotiation of any of their contracts could materially and adversely affect our operating results.

In the ordinary course of business, we engage in active discussions and renegotiation with customers in respect of the services we provide and the terms of our agreements. As our customers respond to market dynamics and financial pressures, and as they make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, our customers may seek to renegotiate or terminate their agreements with us or to utilize our services less under those agreements. For example, some of our larger customers are capable of performing certain of the services we provide, in particular our IHE services, and may decide to provide some or all of those services internally. Similarly, a customer could obtain services we provide, particularly our IHE services, from another third-party provider partner of such services or comparable services that provide plans with functionally similar health risk assessment information. Such a decision could result in reductions to the fees and changes to the scope of services contemplated by our existing contractual relationships and consequently could negatively impact our revenues, business and prospects.

With respect to our IHE services, our business model and growth depends heavily on achieving various operational efficiencies with our provider network, which benefits from increased geographic density of our customers’ members. As the total number of our customers’ members increases, and as those members’ geographic density increases, we are increasingly able to efficiently send our providers to any geographic area across the country. If a significant customer terminates its relationship with us, it could impact the geographic density of members we reach and make it relatively less efficient for us to operate in certain jurisdictions, or we may need to increase our prices, which would negatively affect our business, results of operations and financial condition.

Because we rely on a limited number of health plans for a significant portion of our revenues, we depend on the creditworthiness of these health plans. Our customers are subject to a number of risks including the impact of COVID-19, reductions in payment rates from governmental programs, higher than expected healthcare costs and lack of predictability of financial results when entering new lines of business, particularly with high-risk populations. If the financial condition of these health plans decline, or if there are delays in receiving payment due to internal payment policies or claims systems issues, our credit risk could increase. Should one or more of our significant customers declare bankruptcy, be declared insolvent or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenues, the collectability of our accounts receivable, our bad debt reserves and our net income.

Our ACO business is subject to a variety of regulatory and business risks that could have a material adverse effect on the business, our financial condition and results of operations.

Signify, through its Caravan subsidiary which was acquired in March 2022, is the owner of, and/or provider of management services to, a number of accountable care organizations (“ACOs”) that participate in the Medicare Shared Savings Program (“MSSP”) and a similar arrangement with a commercial payor. The MSSP is a voluntary program that encourages various healthcare providers to come together as an ACO to provide high quality, coordinated care to Medicare beneficiaries who are assigned or voluntarily aligned to the ACO. The ACO and its participating providers agree to be accountable for the quality, cost and experience of care of each such Medicare fee-for-service beneficiary in its population. The MSSP offers different participation options (known as tracks) that allow ACOs and their participating providers to assume various levels of risk. Under the MSSP, participating providers continue to receive traditional Medicare fee-for-service payments under Medicare Parts A and B. ACOs that successfully meet quality and savings requirements share a percentage of the savings with Medicare. ACOs under two-sided performance-based risk tracks, including Levels C, D, or E of the BASIC track and the ENHANCED track, may also be required to repay Medicare for a certain percentage of the losses. Shared savings and shared losses are determined by comparing actual Medicare expenditures under Parts A and B for Medicare beneficiaries assigned to the ACO to certain benchmarks established by CMS.

We and our ACOs rely on CMS for guidance with respect to various aspects of our participation in the MSSP and are dependent on CMS to provide us with accurate data, claims benchmarking and calculations, timely payments, and to conduct periodic process reviews and other audits. Should issues arise with respect to CMS performing these functions, this could adversely affect our ACO’s ability to achieve savings and as a result, our business, financial condition and results of operations. Certain aspects of the participation of our ACOs and their participants in the MSSP rely on waivers of certain of the federal fraud and abuse laws that were jointly issued by the OIG and CMS. We have invested significant time, effort and resources in structuring our business and organizational arrangements and in establishing related infrastructure to comply with the myriad requirements under the MSSP, including the requirements set forth in the waivers. Should those requirements change or the MSSP be terminated, this could adversely affect our business, financial condition and results of operations. In addition, if, in the future, we or our ACOs or their participants are found to have not complied with various aspects of the MSSP, including the waivers, we could be subject to a variety of monetary sanctions or other penalties, any of which could adversely affect our business, financial condition and results of operations.

As currently structured, our financial returns from the participation of our ACOs in the MSSP are largely or solely dependent on the ACOs meeting certain quality objectives while achieving shared savings. We enter into contracts with our customers to provide services around the management of ACOs. These services include population health software, analytics, practice improvement, compliance, marketing, governance, and formation, application and filing support. The purpose of these services is to help our customers receive shared savings from CMS. If we provide incorrect data to our customers upon which our customers act, or if through our services, we encourage our customers to invest in projects or take actions that do not produce the results that we or our customers expected, the ACO may not achieve shared savings or may incur shared losses. We, in turn, enter into contracts with our customers wherein we receive a contracted percentage of each customer’s portion of shared savings if earned or, if applicable, shared losses. Although we work with the ACO participants to meet quality objectives while achieving shared savings, we do not solely control the achievement of shared savings. ACOs may fail to achieve shared savings, or may incur shared losses, or may be terminated in their entirety for a variety of reasons, including factors beyond our control, such as governmental or regulatory action, natural disasters, the potential effects of climate change, major epidemics, pandemics (such as COVID-19), or newly emergent viruses. We also rely on our ACO provider customers to provide us with data to inform our provision of services to them, and to submit for quality reporting to CMS. If the data provided to us by our customers is incorrect, incomplete or untimely, we may be unable to timely and accurately perform our services, or submit required reporting to CMS on behalf of the ACO, which may negatively affect our ACOs’ ability to achieve shared savings or even cause CMS to terminate an ACO’s participation in the MSSP. Should the ACOs fail to achieve shared savings or suffer shared losses where the ACO has assumed responsibility for certain shared losses, this could adversely affect our business, financial condition and results of operations

We recognize shared savings revenue as performance obligations which are satisfied over time, commensurate with the recurring ACO services provided to the customer over a 12-month calendar year period. The shared savings transaction price is variable, and therefore, we estimate an amount we expect to receive for each 12-month calendar year performance obligation period. There are significant risks associated with estimating the anticipated amount of shared savings or shared losses from our ACOs. To estimate this variable consideration, we initially use estimates of historical performance of the ACOs. We consider inputs such as assigned patients, expenditures, benchmarks and inflation factors, and we adjust our estimates at the end of each reporting period to the extent new information indicates a change is needed. Although our estimates are based on the information available to us at each reporting date, new and material information may cause actual revenue earned to differ from the estimates recorded each period. These include, among others, Hierarchical Conditional Category (“HCC”) coding information, quarterly reports from CMS with information on the inputs described above, unexpected changes in assigned patients, and/or other limitations of the program beyond our control. We receive final reconciliations from CMS and collect our portion of shared savings, if any, in the third or fourth quarter of each year for the preceding calendar year. If our estimates of revenue are materially inaccurate, it could impact the timing and amount of our revenue recognition or have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we do not continue to innovate and provide services that are useful to customers and achieve and maintain market acceptance, we may not remain competitive, and our revenue and results of operations could suffer.

Our success depends on our ability to keep pace with technological developments, satisfy increasingly sophisticated customer requirements, and achieve and maintain market acceptance of our existing and future services in the rapidly evolving market for the management and administration of healthcare services in the United States. In addition, market acceptance and adoption of our existing and future services depends on the acceptance by health plans and ACO provider partners of the distinct features, cost savings and other perceived benefits of our existing and future offerings as compared to competitive alternative services. Our competitors are constantly developing products and services that may become more efficient or appealing to our customers. A shift to providing health assessments in the primary care setting as more providers decide to take on risk could impact our business. As a result, we must continue to invest significant resources in research and development in order to enhance our existing services and introduce new services that our customers will want, while offering our existing and future services at competitive prices. If we are unable to predict customer preferences or industry changes, or if we are unable to modify our existing and future services on a timely or cost-effective basis, we may lose customers and our business financial condition and results of operations may be harmed.

If we are not successful in demonstrating to existing and potential customers the benefits of our existing and future services, or if we are not able to achieve the support of health plans and ACO provider partners for our existing and future services, our revenue may decline or we may fail to increase our revenue in line with our forecasts. Our results of operations would also suffer if our technology and other innovations are not responsive to the needs of our customers, are not timed to match the corresponding market opportunity, or are not effectively brought to market.

We operate in a competitive industry, and if we are not able to compete effectively our business would be harmed.

The market for healthcare solutions and services is intensely competitive. We compete with large and small companies that are formulating innovative ways to transition the healthcare market to value-based care with an increasing focus on treating individuals within the home. The market for services supporting this transition is a highly fragmented market with direct and indirect competitors that offer varying levels of impact to key stakeholders, such as consumers, employers, healthcare providers and health plans. Our competitive success is contingent on our ability to simultaneously address the needs of key stakeholders efficiently and with superior outcomes at scale compared with competitors. Competition in our market involves rapidly changing technologies, evolving regulatory requirements and industry expectations, frequent new product and service introductions and changes in customer requirements. If we are unable to keep pace with the evolving needs of our customers and their members and patients or continue to develop and introduce new applications and services in a timely and efficient manner while being mindful of the pricing of our solutions and those of our competitors and addressing complex regulatory requirements, demand for our solutions and services may be reduced and our business and results of operations would be harmed.

Our business and future growth are highly dependent on gaining new customers and retaining existing customers. We currently face competition in the healthcare industry for our services and solutions from a range of companies and healthcare providers looking to innovate in the value-based care space. Many of our competitors (and our customers) offer similar and/or competing services, and are continuing to develop additional products and becoming more sophisticated and effective. For example, some competitors provide less expensive, stand-alone analytic services which our customers could leverage to internally develop and deliver services similar to ours. Our principal competitors also vary considerably in type and identity by market. There have also been increasing indications of interest from non-traditional healthcare providers and others to enter the in-home diagnostic and evaluative services space and/or develop innovative technologies or business activities that could be disruptive to the healthcare risk management industry. For example, many large health plans use their considerable resources to invest in building similar provider networks or technology platforms. In addition, in recent years, health plans have and may continue to acquire in-home diagnostic and evaluative services capabilities, taking what we do in-house. Likewise, our ACO provider customers may elect to form ACOs without us and without the need for our services, either utilizing or developing their own capabilities in-house.

As a result, some of our competitors may have longer operating histories and significantly greater resources than we do. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, regulations or customer requirements and may have the increased ability to initiate or withstand substantial price competition. Accordingly, new competitors may emerge that have greater market share, a larger customer base, more sophisticated proprietary technologies, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain segments of the healthcare market, which would limit our growth. In light of these factors, even if our solutions are more effective than those of our competitors, current customers may accept competitive solutions in lieu of purchasing our solutions. If we are unable to successfully compete in the value-based healthcare market, our business would be harmed.

Our sales cycle can be long and unpredictable and requires considerable time and expense. As a result, our sales, revenue, and cash flows are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.

The timing of our sales, revenue, and cash flows is difficult to predict, in particular with respect to our new sales and cross-sell efforts, because of the length and unpredictability of our sales cycle. The sales cycle for our services from initial contact to implementation of services varies widely by potential customer. Some of our potential customers undertake a significant and prolonged evaluation process to determine whether our services meet the specific needs of their organization, as well as other goals, which frequently involves evaluation of not only our services but also an evaluation of other available services. Such evaluations have in the past resulted in extended sales cycles that, due to changes in corporate objectives or leadership involved in the selection process and other factors, may result in delayed or suspended decision-making in awarding the sale. In addition, when the government programs that we participate in change, it can take a significant period of time for existing customers to familiarize themselves with new programs and for us to engage new customers in these programs. As we introduce new products, we also expect there to be a lengthy onboarding process with our customers as they learn more about our services and choose when and how to adopt them. In addition, our sales cycle may become more lengthy and difficult if prospective customers slow down their decision-making about purchasing new services due to the effects of public health crises, such as COVID-19. During the sales cycle, we expend significant time and money on sales and marketing activities, which lowers our operating margins, particularly if no sale occurs. For example, there may be unexpected delays in a potential customer’s internal processes, which involve intensive technological, legal, financial, operational, and security reviews. In addition, our services represent a significant purchase and require customers to take on risk and the significance and timing of our offering enhancements, and the introduction of new products by our competitors, may also affect our potential customers’ purchases. For all of these reasons, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed, or the period in which revenue from a sale will be recognized.

Seasonality may cause fluctuations in our sales and results of operations, and our quarterly results may fluctuate significantly, which could adversely impact the value of our Class A common stock.

Our quarterly results of operations have varied and may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Historically, revenue from IHEs has generally been lower in the fourth quarter as compared to other quarters as the volume of individuals on our Member Lists who have yet to receive an IHE and whom we are still able to contact declines as the year progresses and we complete IHEs. As a result, we experience seasonality in our results of operations.

Our quarterly financial results may also fluctuate as a result of a variety of factors, many of which are outside of our control, including, without limitation, the following:

•the addition or loss of customers;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure, including upfront capital expenditures, costs related to provider recruitment, compensation expense related to grants of equity under our equity plans and other costs related to developing new solutions and upgrading our technology;
•our ability to effectively manage the size and composition of our network of providers relative to the level of demand for services from our customers;
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

The information that we provide to, or receive from, health plans and other parties could be inaccurate or incomplete, which could harm our business, financial condition and results of operations.

We provide healthcare-related information for use by health plans and other parties. Because data in the healthcare industry is complex, fragmented in origin and inconsistent in format, the overall quality of data in the healthcare industry is poor, and we frequently encounter data issues and errors.

With respect to our health plan customers, IHEs and other health risk assessments that we submit to health plans may impact data that support the Risk Adjustment Factor (“RAF”) scores attributable to members. These RAF scores determine, in part, the payment to which the health plans are entitled for specific members. If the risk adjustment data we provide is the result of IHEs that have not been properly completed (e.g., if a provider failed to visit an individual or incorrectly captured an individual’s data), unsubstantiated diagnoses, or incorrect risk adjustment coding, our reputation may suffer and our ability to attract and retain future customers may be harmed. Although we have certain mechanisms in place to flag instances in which an IHE may not have actually taken place, given the breadth of our network, we are not able to monitor and might not detect all instances in which a provider fails to visit an individual. In addition, corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. We might be required to refund a portion of the revenue that we received, which, depending on the magnitude of the refund, could damage our relationship with the applicable health plan and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Additionally, CMS audits Medicare Advantage plans for documentation to support RAF-related payments for members through its Risk Adjustment Data Validation (“RADV”) audits. The OIG also conducts audits of Medicare Advantage plans that are similar to RADV audits. It is possible that claims associated with members with higher RAF scores could be subject to more scrutiny in a CMS, OIG or health plan audit. On February 1, 2023, CMS published a final rule that includes significant updates to the RADV audit methodology used by CMS to address overpayments to Medicare Advantage plans based on the submission of unsupported risk-adjusting diagnosis codes, which are used to determine payments under Medicare Advantage. The final rule becomes effective on April 3, 2023, although if health plans or others challenge the final rule in court, the effect of the rule could be delayed. As finalized by CMS, the rule could negatively impact the business of our health plan customers through RADV audits for payment years 2011 and later, particularly for payment years 2018 and later which will be subject to extrapolation, which could increase the risk that our health plan customers would seek repayment from us and/or have a material adverse effect on our business.

The OIG has conducted audits of Medicare Advantage plans with respect to diagnoses collected and submitted to CMS for risk adjustment purposes. The Department of Justice (“DOJ”) has also intervened in litigation under the FCA related to RAF scores, including a recent action involving the use of third parties to conduct risk assessments for a health plan. While we are not directly involved in this action, it suggests increased scrutiny and potential enforcement by DOJ. There is a possibility that a health plan may seek repayment from us should CMS or another governmental authority make any payment adjustments to the Medicare Advantage or managed Medicaid plan as a result of its audits and an assessment of the RAF scores our IHEs have supported. DOJ, OIG or another governmental authority may pursue an action under the FCA or other authorities against one of our health plan customers related to the submission of risk assessment data. The plans may seek to hold us liable for any penalties owed as a result of inaccurate or unsupportable diagnoses provided by us. CMS has indicated that for payment year 2018 and later, it expects payment adjustments will not be limited to RAF scores for the specific Medicare Advantage enrollees for which errors are found but will also be extrapolated to the entire Medicare Advantage plan subject to a particular CMS contract, which can significantly increase the size of overpayment determinations. In many instances, audits and enforcement actions look at past periods. If there are errors identified during such audits or enforcement actions, such errors may continue to be identified in multiple audits or over multiple years if our business process giving rise to such errors was not changed or corrected.

There can be no assurance that one of our health plan customers will not be selected or targeted for review by CMS, OIG, DOJ, or another government agency or its contractor, or that the outcome of such actions will not result in a material adjustment in our revenue and profitability.

In addition, the government or a whistleblower could argue that our errors caused the health plan to submit false claims to CMS and other governmental authorities, which if accepted by a court could potentially make us liable for treble damages and substantial per-claim penalties that are subject to annual adjustment based on updates to the consumer price index under the FCA and related similar state laws. These lawsuits, which may be initiated by government authorities, or in the case of whistleblowers, private party relators, can involve significant monetary damages, civil penalties, attorney fees, monetary awards to private plaintiffs who successfully bring these suits, and may lead to exclusion from federal health programs. In recent years, there has been heightened government scrutiny, and law enforcement has become increasingly active in investigating and taking legal action against potential fraud and abuse, including in relation to Medicare Advantage plans and their submission of diagnoses and data. Responding to subpoenas, investigations and other lawsuits, claims and legal proceedings as well as defending ourselves in such matters would require management’s attention and could cause us to incur significant legal expense. In addition, certain of these matters could affect our reputation, which could make it more difficult for us to sell our products and services or otherwise affect demand for our services. If a health plan customer is found liable under the FCA and/or similar state laws for submitting false claims or making false statements to CMS or other governmental authorities, it may also seek contractual indemnification or contribution from us to the extent it believes the liability was caused by errors in the information we provided.

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

Our accumulated deficit as of December 31, 2022, was $557.5 million. Although we have generated income from continuing operations in recent years, we generated a net loss from continuing operations in 2022 and we have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing expenses as we continue to grow our business. We may continue generating losses as we expect to invest heavily in increasing our products and services, expanding our operations, hiring additional employees and operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from revenue from our products, the sale of our equity and services and the incurrence of indebtedness. Although our cash flow from operations was positive for the years ended December 31, 2022, 2021 and 2020, we may not generate positive cash flow from operations or profitability in any given period, and our limited operating history may make it difficult for you to evaluate our current business and our future prospects. Moreover, under the Amended LLC Agreement that Cure TopCo entered into in connection with the Reorganization Transactions, we may elect to satisfy the rights of the Continuing Pre-IPO LLC Members to redeem their LLC Units in cash instead of through the issuance of additional shares of Class A common stock. If the Continuing Pre-IPO LLC Members exercise their redemption rights over a significant portion of their LLC Units and we elect to satisfy those redemptions in cash, it may also negatively impact our cash position in future periods.

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

We are continually executing on growth initiatives, strategies, and operating plans designed to enhance our business and extend our existing and future offerings to address evolving needs. For example, in recent years, we developed our vIHE to address COVID-19 challenges, and expanded our offerings in the in-home evaluation and care management space, including additional diagnostic and preventative services, and return to care solutions. In 2022, we launched the Partner Program, through which we collaborate with other technology and service providers to expand our value-based care ecosystems. In addition, in 2022, we acquired Caravan Health and expanded our total cost of care enablement services. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies, and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve, or it may be more costly to do so than we anticipate. A variety of risks could cause us not to realize some or all of the expected benefits in the anticipated time period, or at all. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies, and operating plans, increased difficulty and cost in implementing these efforts, including challenges in complying with applicable law and regulatory requirements, the incurrence of other unexpected costs associated with operating our business, and lack of acceptance by our customers. Moreover, our continued implementation of these programs may disrupt our operations and performance. We foster a culture of compliance. As we continue to grow and add additional personnel to our teams, we may find it challenging to maintain this culture of compliance, which could negatively impact our future success. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the growth we realize from any of our solutions is less than we estimate or the implementation of these growth initiatives, strategies, and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business may be harmed.

Our level of indebtedness may increase and reduce our financial flexibility.

As of December 31, 2022, we had approximately $345.6 million of debt outstanding under our Credit Agreement. Despite this level of indebtedness, we may incur substantial additional indebtedness under the Credit Agreement or otherwise in the future. Our borrowings, current and future, will require interest payments and need to be repaid or refinanced, which could require us to divert funds identified for other purposes to debt service and could create additional cash demands or impair our liquidity position and add financial risk for us. Diverting funds identified for other purposes for debt service may adversely affect our business and growth prospects. In addition, all of our outstanding debt accrues interest at variable rates, and as a result, we are exposed to fluctuations and volatility in interest rates. Any increase in interest rates will increase our annual interest expense and further divert funds identified for other purposes. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets, reduce or delay expenditures or issue equity to obtain necessary funds.

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

We are developing a technology center in Ireland where we employ software engineers and other employees to support our operations in the United States. Further, we may develop other centers outside the United States to support our U.S.-based operations, acquire companies with operations outside the United States, or contract for key services with vendors outside the United States. There are significant costs and risks inherent in expanding internationally, including exposure to foreign currency fluctuation, compliance with foreign laws and regulations, including taxes and duties, data privacy laws and rules and regulations, and anti-bribery, anti-corruption, and anti-money laundering laws, as well as risks relating to economic weaknesses, including inflation, or political instability in foreign economies and markets and business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters, including earthquakes, typhoons, floods, fires, and public health issues, including the outbreak of a pandemic or contagious disease. Further, we have limited experience with regulatory environments and market practices internationally. We may incur significant operating expenses as a result of international expansion and we may be unable to achieve the expected benefits of such expansion and our financial condition and results of operations could be harmed.

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

The healthcare industry is subject to changing political, regulatory and other influences, including various scientific and technological innovations. In recent years, the U.S. Congress and certain state legislatures have passed and implemented a large number of laws and regulations intended to effect significant change within the U.S. healthcare system, including the Patient Protection and Affordable Care Act, as amended by the Health Care Education and Reconciliation Act of 2010 (collectively, the “ACA”), which affects how healthcare services are covered, delivered and reimbursed through expanded health insurance coverage, reduced growth in Medicare program spending, and the establishment of programs that tie reimbursement to quality and integration. A number of reforms implemented through the ACA impact our business and operations. For example, the ACA established the CMS Innovation Center, which supports the development and testing of innovative healthcare payment and service delivery models. If the ACA were repealed, replaced, or modified, in whole or in part, it could have an adverse effect on our business, results of operations, and financial condition.

There is also uncertainty regarding whether, when and what other health reform measures will be adopted at the federal, state or local levels and the impacts of such provisions on providers and other healthcare industry participants. For example, some members of Congress have proposed measures that would expand government-funded coverage, and some states are considering or have implemented public health insurance options. CMS administrators may grant states certain additional flexibility in the administration of state Medicaid programs and may deny others. CMS administrators may also make changes to Medicaid payment models. The CMS Innovation Center has noted the need to accelerate the movement to value-based care and drive broader system transformation and indicated that it intends to streamline its payment model portfolio. In addition, several private third-party payers are increasingly employing alternative payment models, which may shift financial risk to healthcare providers. Private third-party payers, large employer groups and their affiliates and other healthcare industry participants may introduce other additional financial or delivery system reforms. We are unable to predict the nature and success of such initiatives. Healthcare reform initiatives could negatively impact demand for our solutions, such as IHEs, or decrease participation in government programs like MSSP. Further, federal and state health reform efforts could impose new and/or more stringent regulatory requirements on our activities. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

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

From time to time, CMS revises the reimbursement systems used to reimburse healthcare providers or adopts new rules or policies affecting specific programs, such as Medicare Advantage. The IHE services we provide to our health plan customers may be used, in part, to support RAF scores for Medicare Advantage plan members, which affect payment adjustments made by CMS. Any regulatory change by CMS impacting reimbursement under the Medicare Advantage program could have an adverse effect on our business, financial condition and results of operations. For example, on February 1, 2023, CMS released its annual Advance Notice for the Medicare Advantage (MA) and Part D Prescription Drug Programs (“Advance Notice”) that proposes updated payment policies for these programs for Calendar Year 2024. Among other things, the Advance Notice proposes updates to Medicare Advantage payment growth rates and changes to the Medicare Advantage payment methodologies. It also includes technical updates to the Medicare Advantage risk adjustment model, including fully transitioning to the Internal Classification of Diseases (ICD)-10 system, and changes to Star Ratings. According to CMS, the proposed revisions to the risk adjustment model are designed to reduce the sensitivity of the model to coding variation. CMS is expected to issue the final Rate Announcement for Calendar Year 2024 no later than April 3, 2023. If these proposed changes are adopted, they could have an adverse effect on our business, financial condition and results of operations, including a potential adverse impact on revenue associated with our diagnostic and preventative services. They could also negatively impact the business of our health plan customers, which could have a material adverse effect on our business.

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

In addition, DOJ has intervened in litigation under the FCA related to RAF scores, including a recent action involving the use of third parties to conduct in-home health risk assessments for a health plan. While we are not directly involved in this action, it suggests increased scrutiny and potential future enforcement by DOJ in connection with RAF scores.

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

We are increasingly realizing opportunities through Medicaid managed care organizations. Medicaid is funded by and operated through a collaborative arrangement between federal and state governments that results in some differences from state to state, which at times can be significant. The ACA gives states the option to expand financial eligibility for who can participate in Medicaid from individuals under age 65 with incomes at or below 100% of the federal poverty level to those with incomes effectively at or below 138% of the federal poverty level. As Medicaid enrollment and spending continue to grow, some state governments are navigating budgetary shortfalls by considering and implementing changes intended to reduce their Medicaid expenditures. Many states have adopted, or are considering, measures designed to reduce coverage and/or enroll Medicaid recipients in managed care programs. Further, legislative and administrative actions at the federal level may significantly alter the funding for, or structure of, state Medicaid programs. CMS may implement changes through new or modified demonstration projects authorized pursuant to Medicaid waivers. Some of these changes may decrease reimbursement for services provided to Medicaid enrollees or affect enrollment eligibility, which could reduce our Medicaid business and have an adverse effect on our business, results of operations and financial condition.

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
•federal and state laws and regulations relating to licensure, certification and accreditation as well as enrollment with government programs, such as Medicare and Medicaid; and
•federal and state laws and regulations addressing the provision of services by nurse practitioners and physician assistants, including scope of practice restrictions and physician supervision requirements, and reimbursement.

We are involved in a variety of direct or indirect arrangements with physicians and others who may be considered sources of referrals or in a position to influence the referrals of patients or business to us or others with whom we do business, or who may be the recipient of referrals or business from us. We also have a variety of direct or indirect arrangements that involve patients, including beneficiaries of Medicare and other federal healthcare programs. Many of these arrangements are complex or involve multiple parties. We have invested significant time, effort and resources in the design and operation of our arrangements under applicable fraud and abuse laws, including efforts to utilize, where applicable, exceptions, safe harbors and waivers to such fraud and abuse laws.

Additionally, the federal government uses the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare, Medicaid and other federal and state health care programs. Such liability can attach to individuals or entities that do not directly submit claims if they knowingly cause the submission of false claims or knowingly provide material false information to the entity submitting claims. For example, if an IHE with inaccurate diagnosis data is used by a plan customer to seek additional Medicare reimbursement, we could be held liable under these statutes if the requisite knowledge (including reckless disregard) of the inaccuracy exists. Moreover, any claims for items or services resulting from AKS violations are considered false or fraudulent for purposes of the FCA. When a defendant is determined by a court of law to be liable under the FCA, the defendant must pay three times the actual damages sustained by the government, plus substantial penalties for each separate false claim. These civil monetary penalties are adjusted annually based on updates to the consumer price index. The FCA includes whistleblower provisions that allow private individuals to bring actions on behalf of the federal government alleging that a defendant has defrauded the government. A number of states have adopted their own false claims provisions comparable to the FCA, many of which also include whistleblower provisions.

In addition to the provisions of the FCA, which provide for civil enforcement, state or federal governments can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the state or federal government or have caused such claims to have been submitted. Prosecution under these laws can result in fines or imprisonment.

In structuring and operating all of our arrangements with providers, including, for example, our mobile network of providers, we endeavor to comply with all applicable legal requirements, including the AKS, the Stark Law, other applicable federal and state fraud and abuse laws, state corporate practice restrictions, fee splitting restrictions and other applicable healthcare laws. However, due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws.

Moreover, the various laws and regulations that apply to our operations are often subject to limited or varying interpretations that may be conflicting, and additional laws and regulations potentially affecting our customers and us continue to be promulgated. As we expand our business lines, we may cross into regulatory structures with which we may have less experience or familiarity. The potential costs of compliance with or imposed by new and existing regulations and policies may affect the services we provide and could have a material adverse impact on our results of operations. Moreover, a violation of any of the legal or regulatory requirements implicated by our business may result in, among other things, government audits, and criminal, civil, or administration sanctions, which could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price. These penalties and other consequences include, for example:

•suspension or termination of our participation in government healthcare programs, including Medicare, MSSP and Medicaid and/or the loss of operating licenses and certifications;
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
•reduced demand for our services by Medicare Advantage plans, Medicaid managed care organizations and/or providers participating in ACOs to which we provide services; and

•breach of contract claims and/or harm to our reputation which could negatively impact our business relationships, affect our ability to attract and retain customers, individuals and providers, affect our ability to obtain financing and decrease access to new business opportunities, among other things.

We utilize considerable resources to monitor laws and regulations and implement necessary changes. The costs of compliance with, and the other burdens imposed by, applicable laws and regulations may increase our operational costs and have other negative effects on our business. However, the laws and regulations in these areas are complex, changing and often subject to varying interpretations. As a result, there is no guarantee that we will be viewed as being in compliance with all of the laws and regulations that apply to our business, and any failure to do so could have a material adverse impact on our business, results of operations, financial condition, cash flows and reputation. In addition, we may face audits or investigations by government agencies relating to our compliance. An adverse outcome under any such audit or investigation or even a public announcement that we are being investigated for possible violations could result in liability, adverse publicity, and adversely affect our business, financial condition, and results of operations.

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

As a result of the COVID-19 pandemic, HHS’s Office for Civil Rights (“OCR”), which enforces HIPAA, has issued a notice of enforcement discretion for telehealth remote communications, which states that OCR will exercise its enforcement discretion and will not impose penalties for noncompliance with regulatory requirements under HIPAA against HIPAA-covered healthcare providers in connection with the good-faith provision of telehealth during the COVID-19 nationwide public health emergency. During the COVID-19 pandemic, our vIHEs have at times been conducted using several applications that allow for audio-video communications, such as Apple Face Time. OCR has stated that covered healthcare providers may use such applications without risk that OCR might seek to impose a penalty for noncompliance with HIPAA. OCR has also stated that it will not impose penalties against covered healthcare providers for the lack of a HIPAA Business Associate Agreement with video communication vendors (such as Apple) or any other noncompliance with HIPAA that relates to the good-faith provision of telehealth services during the COVID-19 nationwide public health emergency. Once the COVID-19 public health emergency ends, OCR’s enforcement discretion will terminate, and ensuring full compliance may cause us to incur substantial costs or require us to change our business practices, systems or procedures in a manner that is adverse to our business.

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

Although, HIPAA does not create a private right of action allowing individuals to sue us in civil court for alleged violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI or PII. Moreover, many state laws create state-specific private rights of action for conduct that would otherwise violate HIPAA or state law obligations. Class-action lawsuits are becoming an expected and more common occurrence in cases of breaches.

In addition to HIPAA, numerous other federal and state laws and regulations designed to protect the collection, use, confidentiality, privacy, availability, creation, receipt, transmission, storage, integrity and security of PII have been enacted. For example, California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, and was significantly modified by the California Privacy Rights Act (“CPRA”), which changes became fully effective January 1, 2023, extends expanded privacy rights and protections for California residents. The CCPA and the CPRA apply broadly to information that identifies or is associated with any California household or individual, and require that we implement several operational changes, including processes to respond to individuals’ requests. The CPRA creates a new enforcement agency to enforce the CCPA and CPRA and imposes additional requirements on organizations that are subject to the legislation, including privacy risk assessments, audits and vendor contractual requirements for data sharing, license and access arrangements. The CCPA and CPRA provide for civil penalties for violations and allow private rights of action for data breaches.

Other states are also considering enacting or have already enacted data privacy legislation. Privacy and data security statutes and regulations vary from state to state, and these laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules. These laws and regulations are often uncertain, contradictory, and subject to changing or differing interpretations. In addition, laws in all 50 states and other United States territories require businesses to provide notice to individuals whose PII has been disclosed as a result of a data breach.

As we look to expand our workforce into Ireland, we may be subject to international data protection regulations related to the collection, transmission, storage and use of employee data. For example, the General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018, imposes strict compliance obligations on the collection, use, retention, security, processing, transfer and deletion of PII and creates enhanced rights for individuals. The GDPR includes requirements to provide detailed notices about how personal data is collected and processed, demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities, granting rights for data subjects in regard to their personal data, the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches and other compliance obligations. Under the GDPR, data protection authorities have the power to impose significant administrative fines for violations, up to the greater of €20 million or 4% of worldwide annual revenues, which may also lead to damages claims by data controllers and data subjects. The GDPR also requires that personal information transferred outside of the European Economic Area to jurisdictions that have not been deemed adequate by the European Commission, including the United States, be subject to certain safeguards taken to legitimize those data transfers. Recent legal developments in the E.U. have created complexity and uncertainty regarding such transfers.

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

We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these laws and regulations. Any failure or perceived failure by us to comply with applicable laws or regulations governing the privacy, security and exchange of PII, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, significant fines or civil penalties, private claims, including class actions and claims of unfair or deceptive business practices, and damage to our reputation, any of which could have a material adverse effect on our business and our financial results.

Our use, protection, or handling of data may be subject to challenges by our customers, regulators, business associates, and other third parties.

We take steps to structure our use, handling, protection and destruction of data, including PHI and other PII, to be in compliance with applicable laws, contractual commitments and internal policies. However, customers, regulators, business associates, or other third parties may decide to implement different restrictions on our use, protection, and sharing of data, and such different restrictions could materially impact our ability to conduct our business. We rely on third parties, including third parties with offshored or distributed workforces. If we are unable to continue to use offshore resources for certain operational functions, our operational costs would increase. Further, our reliance on these third parties may also lead to access of data in an environment that is not contemplated by the applicable restrictions in law or contract. These risks were amplified by the abrupt onset of the COVID-19 pandemic and the corresponding rise of remote/work-from-home workforce by our company, our customers, our suppliers, and our business associates. We believe our business operations materially comply with applicable laws, contractual commitments and internal policies. However, some of the requirements applicable to us are subject to limited or evolving interpretations. Noncompliance with applicable data use restrictions by us or our third party vendors could harm our business.

Evolving government regulations may result in increased costs or adversely affect our results of operations.

Our operations may be affected by the adoption, amendment, and evolving interpretation of various laws and regulations. There could also be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us. We cannot predict all the ways in which implementation of various laws and regulations may affect us. Furthermore, both state and federal regulation of managed care typically lag behind innovation. As a result, there is uncertainty as to how our offerings will be viewed by future lawmakers and/or regulators. Similarly, shifts in enforcement priorities may impact how laws and regulations are interpreted, applied and enforced. Compliance with future laws and regulations or the regulators’ interpretations of the laws and regulations may require us to change our practices at an undeterminable, and possibly significant, initial and ongoing expense, and may negatively affect the demand for our services. Any related additional monetary expenditures may increase future overhead, which could harm our business.

We believe we comply with all applicable material laws and regulations, but, we may face audits or investigations and there is always the concern that a regulator may determine that we are in violation of federal or state laws and regulations. Applications or determinations of impropriety or illegality could require us to make changes to our operations or otherwise impose requirements that may be costly to us. To comply with the regulator’s interpretations, we could be required to modify our existing and future offerings in a manner that undermines our existing and future services’ attractiveness to our customers. The regulatory environment may be so hostile to our business model that we elect to terminate our operations in some or all states. In addition, we could be subject to penalties, cease and desist orders, and other administrative actions, including exclusion from participation in federal healthcare programs. New product offerings may subject us to licensure or certification requirements and require increased security measures and/or expenditure of additional resources to monitor state regulation. In each case, our revenue may decline and our business, financial condition, and results of operations could be adversely affected.

Our employment of and contractual relationships with our providers may subject us to licensing and other regulatory risks.

Our engagement with and use of physicians, nurse practitioners, physician assistants and other health care professionals may subject us to state and other licensing and regulatory risks. Although we license and credential our providers through an in-house National Committee for Quality Insurance certified program and monitor our providers to verify their licenses are current and have not expired, we cannot guarantee that any such expiration will be immediately detected. If we fail to effectively monitor the expiration of each provider’s Medicare and Medicaid enrollment status, it could pose a financial risk if a health plan rejects a claim based on a provider not being a participating provider in Medicare or a particular state’s Medicaid program at the time or a practice to whom the provider has assigned billing privileges has claims denied or otherwise challenged in an audit or other investigation. In addition, our providers’ use of telehealth services may also may subject us to certain licensing and regulatory risks. For example, there may be potential risks if one of our employed and contracted providers provides services to individuals residing in states outside of the state or states in which such providers are licensed or registered or fails to meet applicable state telehealth delivery requirements. The services provided by our providers may be restricted by regulatory requirements and subject to review by state or other regulatory bodies. In addition, any activities conducted by our providers that are in violation of practice rules could subject us to fines or other penalties. For example, as we expand our solutions to provide new services, our providers could be found to be practicing outside the scope of their respective licenses in violation of applicable laws. Further, if one of our providers is found to be acting outside the scope of their professional license in violation of the applicable state’s practice laws, such activity could result in disciplinary action against the provider by the applicable licensing agency. The definition of what constitutes the practice of medicine, nursing or other health professions varies by state.

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

We schedule IHEs with individuals through a variety of methods, including telephone calls and pre-recorded voicemails. Under the TCPA, we generally are not able to call members using an automated telephone dialing system to schedule an IHE if the members did not provide their telephone numbers to their health plan, who in turn provided us with these numbers. As a result of the TCPA restrictions, if the contact information provided by health plans is incomplete or incorrect, we may have difficulty scheduling IHEs with members on the Member List, or be subject to lawsuits for claims arising under the TCPA. In addition, we send IHE appointment reminders to members through a variety of methods, including telephone calls, pre-recorded messages and SMS. The individual facts of each call determine whether such a call complies with the TCPA.

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

Healthcare providers and industry participants are subject to a growing number of requirements intended to promote the interoperability of and exchange of patient health information. For example, pursuant to the 21st Century Cures Act, CMS published the Interoperability and Patient Access final rule, which implements various requirements related to interoperability and patient access to health information, including through mandates applicable to CMS-regulated payors. An associated information blocking rule published by the HHS Office of the National Coordinator implements provisions of the 21st Century Cures Act that prohibit healthcare providers and certain other entities from engaging in practices that are likely to interfere with the access, exchange or use of electronic health information (“EHI”). Exceptions to information blocking apply if the access, exchange, or use of EHI is required by law, or as specified by HHS by regulation as a reasonable and necessary activity. It is difficult to predict how these regulations may impact operations and contracts with customers and vendors and it is possible such regulations could adversely impact the manner in which we conduct our business.

We face inspections, reviews, audits and investigations from health plans. These audits could have adverse findings that may negatively affect our business, including our results of operations, liquidity, financial condition and reputation.

Because we support our health plan customers’ participation in Medicare and Medicaid, and other state and federal health care programs, we are subject to inspections, reviews, audits and investigations by them to verify our compliance with these programs and applicable laws and regulations. We also periodically conduct internal audits and reviews of our regulatory compliance. An adverse inspection, review, audit or investigation could result in:

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

The U.S. Food and Drug Administration (“FDA”) could in the future determine that certain of our software and other technology solutions are subject to the Federal Food, Drug, and Cosmetic Act (“FFDCA”).

We develop software and other technology solutions based on machine learning/artificial intelligence to support various aspects of our business. In some cases, software can be considered a medical device under the FFDCA. Medical devices are subject to extensive regulation by the FDA under the FFDCA, and FDA regulations govern, among other things, product development, testing, manufacture, packaging, labeling, storage, clearance or approval, advertising and promotion, sales and distribution, and import and export. In December 2016, the 21st Century Cures Act amended the definition of “device” in the FFDCA to exclude certain health-related software functions. In addition, the FDA currently exercises enforcement discretion toward certain software that may meet the definition of medical device but is considered to be “low risk.” The FDA has issued several different software-focused guidance documents explaining its approach to regulation of different software functions, including clinical software and medical device data systems. Although we do not currently consider any of our software products to be FDA-regulated medical devices, we continue to follow the FDA’s guidance in this area, which is non-binding and subject to change and to varying interpretation. For example, in September 2022, the FDA issued non-binding final guidance that significantly expands the FDA’s analysis for identifying the types of clinical decision support software that the FDA will regulate as a medical device, and certain tools that previously may not have been considered medical devices subject to FDA jurisdiction may now be considered subject to FDA jurisdiction. going forward, which could result in our current and/or future software products being subject to FDA regulation.

As a result of legislative changes, changes in FDA guidance, or differing interpretations of applicable regulatory requirements, certain of our software, may potentially be subject to regulation by the FDA as a medical device. Additionally, software we may develop in the future may be regulated by the FDA as a medical device. Such regulation could require, the registration of the applicable software, application of detailed record-keeping and quality standards, compliance with labeling and reporting requirements, and FDA approval or clearance prior to marketing. An approval or clearance requirement could increase our costs, create delays in our ability to market or use these tools, and the FDA could require supplemental filings or object to certain of these applications, the result of which could adversely affect our business, results of operations and financial condition.

Our failure to comply with the FFDCA and any other applicable regulatory requirements could have a material adverse effect on our ability to continue to develop, distribute and deliver our solutions. The FDA has many enforcement tools including recalls, device corrections, seizures, injunctions, refusal to grant pre-market clearance of products, civil fines and criminal prosecutions. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Government regulation, industry standards and other requirements create risks and challenges with respect to our compliance efforts and our business strategies.

The healthcare industry is highly regulated and subject to frequently changing laws, regulations, industry standards and other requirements. Many healthcare laws and regulations are complex, and their application to specific solutions, services and relationships may not be clear. Because our customers are subject to various requirements, we may be impacted as a result of our contractual obligations even when we are not directly subject to such requirements. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the solutions and services that we provide, and these laws and regulations may be applied to our solutions and services in ways that we do not anticipate. Federal and state efforts to reform or revise aspects of the healthcare industry or to revise or create additional legal and/or regulatory requirements could impact our operations, the use of our solutions and services, and our ability to market new solutions and services, or could create unexpected liabilities for us. We also may be impacted by laws, industry standards and other requirements that are not specific to the healthcare industry, such as consumer protection laws. These requirements may impact our operations and, if not followed, could result in fines, penalties and other liabilities and adverse publicity and injury to our reputation. Furthermore, the inability to follow such requirements could adversely affect our business if, for example, CMS terminated the MSSP contracts with any of the ACOs that we own or manage or if health plans chose to discontinue using our IHE services as a result of such noncompliance.
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

There can be no guarantee that others will not infringe on our trademarks or other intellectual property rights, independently develop similar technology, duplicate any of our technology or services, or design around our intellectual property rights. Additionally, monitoring unauthorized use of our intellectual property rights is difficult and costly. From time to time, we seek to analyze our competitors’ services, and may in the future seek to enforce our rights against potential infringement. However, the steps we have taken to protect our intellectual property rights may not be adequate to prevent infringement, misappropriation or other violations of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Furthermore, intellectual property laws may change over time, and such changes may impair our ability to protect or enforce our intellectual property rights. Any inability to meaningfully protect and enforce our intellectual property rights could result in harm to our ability to compete and reduce demand for our technology and services. Moreover, our failure to develop and properly manage new intellectual property could adversely affect our market position and business opportunities. Also, some of our services rely on technologies and software developed, supported, or licensed from third parties, and we may not be able to maintain our relationships with such third parties or enter into similar relationships in the future on commercially reasonable terms, or at all.

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

Many of our employees, consultants and advisors, or individuals that may in the future serve as our employees, consultants and advisors, are currently or were previously employed at companies including our competitors or potential competitors. Although we try to ensure that our employees, consultants, independent contractors and advisors do not use the confidential or proprietary information, trade secrets or know-how of others in their work for us, or breached their restrictive covenants with their previous employer when they are employed by us, we have been and in the future may be subject to claims that we have, inadvertently or otherwise, used or disclosed confidential or proprietary information, trade secrets or know-how of these third parties, or that our employees, consultants or, independent contractors or advisors have, inadvertently or otherwise, used or disclosed confidential information, trade secrets or know-how of such individual’s current or former employer. We have been, and in the future may also be subject to claims that our employee breached agreements with their former employer. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, and whether or not such claims have merit, litigation could result in substantial cost and be a distraction to our management and employees. Claims that we, our employees, consultants or advisors have misappropriated the confidential or proprietary information, trade secrets or know-how of third parties could therefore have a material adverse effect on our business, financial condition and results of operations.

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

Open source licenses contain various requirements, including, in some cases, requirements that we make available source code of any modifications or derivative works we create based on our use or “distribution” (as defined in the applicable open source licensure) of such open source software, or grant third parties licenses to our intellectual property at no cost. If we were to combine our proprietary software with open source software in a certain manner, we could, under particular open source licenses, be required to release certain source code of our proprietary software to the public or otherwise be in violation of the terms of the license. Release of our source code would allow our competitors to create similar offerings in less time and with lower development effort, and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software, and could be subject to claims of infringement or breach of contract by the licensors of open source software modules. Additionally, some open source projects have known security vulnerabilities and architectural instabilities and are provided on an “as-is” basis, which, if not properly addressed, could negatively affect the performance of our technology. Any of these events could materially and adversely affect our business, financial condition and results of operations.

Any restrictions on our use of, or ability to license, data, or our failure to license data and integrate third-party technologies, could have a material adverse effect on our business, financial condition and results of operations.

We depend upon licenses from third parties for some of the technology and data used in our technology and services. We expect that we may need to obtain additional licenses from third parties in the future in connection with the development of our technology and services. In addition, we obtain a portion of the data that we use from government entities, public records and from our partners for specific partner engagements. We take reasonable steps to identify and secure necessary rights to use the data that is incorporated into our services. We cannot, however, assure you that our licenses for information will allow us to use that information for all potential or contemplated applications. In addition, our ability to continue to support integrated healthcare for individuals depends on maintaining our database, which is partially populated with information disclosed to us by our partners with their consent. If these partners revoke their consent for us to maintain, use, de-identify and share this data, consistent with applicable law, our data assets could be degraded.

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

We are a holding company and our principal asset is our ownership of 75.6% of the outstanding LLC Units of Cure TopCo. We have no independent means of generating revenue. Cure TopCo is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, the taxable income of Cure TopCo is allocated to holders of LLC Units, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of Cure TopCo. We also incur expenses related to our operations, and will have obligations to make payments under the Tax Receivable Agreement. As the sole managing member of Cure TopCo, we intend to cause Cure TopCo to make distributions to the holders of LLC Units (including us) in amounts sufficient to (i) cover all applicable taxes payable by us and the other holders of LLC Units, (ii) allow us to make any payments required under the Tax Receivable Agreement, (iii) fund dividends to our stockholders in accordance with our dividend policy, to the extent that our Board declares such dividends and (iv) pay our expenses.

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

Under the Amended LLC Agreement, Cure TopCo is generally required from time to time to make pro rata distributions in cash to us and the other holders of LLC Units at certain assumed tax rates in amounts that are intended to be sufficient to cover the taxes on our and the other LLC Unit holders’ respective allocable shares of the taxable income of Cure TopCo. As a result of (i) potential differences in the amount of net taxable income allocable to us and the other LLC Unit holders, (ii) the lower tax rate applicable to corporations than individuals and (iii) the use of an assumed tax rate (based on the tax rate applicable to individuals) in calculating Cure TopCo’s distribution obligations, we may receive tax distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our Board will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, dividends, repurchases of our Class A common stock, the payment of obligations under the Tax Receivable Agreement and the payment of other expenses. We have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. No adjustments to the redemption or exchange ratio of LLC Units for shares of Class A common stock will be made as a result of either (i) any cash distribution by us or (ii) any cash that we retain and do not distribute to our stockholders. To the extent that we do not distribute such excess cash as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to Cure TopCo, holders of LLC Units would benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock following a redemption or exchange of their LLC Units.

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

Further, pursuant to the stockholders agreement that we and certain of the Pre-IPO LLC Members entered into, New Mountain Capital has the right to nominate directors to our Board as follows: so long as affiliates of New Mountain Capital continue to own (A) at least 50% of the shares of common stock that New Mountain Capital owned immediately following the IPO, New Mountain Capital shall be entitled to nominate directors representing a majority of the number of directors on our Board, (B) less than 50% but at least 25% of the shares of common stock that New Mountain Capital owned immediately following the IPO, New Mountain Capital shall be entitled to nominate directors representing at least 25% of the number of directors on the Board and (C) less than 25% but at least 10% of the shares of common stock New Mountain Capital owned immediately following the IPO, New Mountain Capital shall be entitled to nominate directors representing at least 10% of the number of directors on the Board. As a result, as of the date of this Annual Report on Form 10-K, New Mountain Capital is able to designate at least half of the nominees for election to our Board. The stockholders agreement also provides that for so long as New Mountain Capital has the right to designate at least one director, New Mountain Capital has the right to nominate the pro rata share of the total number of members of each committee of our Board that is equal to the proportion that the number of directors designated by New Mountain Capital bears to the total number of directors then on our Board; provided that the right of any director designated by New Mountain Capital to serve on a committee is subject to applicable laws and NYSE independence rules.

Moreover, for so long as New Mountain Capital continues to own at least 15% of the issued and outstanding common stock, written approval by New Mountain Capital is required for certain significant corporate actions, including any consolidation, merger or other business combination of Signify or Cure TopCo, into or with any other entity, entry into any new line of business or other significant change in the scope or nature of our or our subsidiaries’ business or operations, taken as a whole, our incurrence of any indebtedness in excess of $10 million, the sale, transfer or other disposition of in any transaction or series of related transactions of more than 25% of the fair market value of our and our subsidiaries’ consolidated assets, taken as a whole, and the entry into agreements by us in connection with acquisitions or dispositions in excess of $25 million and joint ventures or strategic partnerships. Other actions requiring New Mountain Capital’s written consent include the declaration or payment of dividends on our Class A common stock, the creation, issuance or sale of equity securities by us, including Class A common stock, any amendments to our certificate of incorporation or bylaws, or to the certificate of formation or operating agreement of Cure TopCo, any increase or decrease in the size of our Board, any change in our independent auditors, any hiring, termination, or replacement of our Chief Executive Officer or Chief Financial and Administrative Officer or any amendments to their employment agreements.

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

In addition, until such time as no Pre-IPO LLC Member party to the stockholders agreement owns 5% or more of our total voting power, we have opted out of Section 203 of the General Corporation Law of the State of

Delaware, or DGCL, which prohibits a publicly held Delaware corporation from engaging in a business combination transaction with an interested stockholder for a period of three years after the interested stockholder became such unless the transaction fits within an applicable exemption, such as Board approval of the business combination or the transaction which resulted in such stockholder becoming an interested stockholder. Therefore, the Pre-IPO LLC Members are able to transfer control of us to a third party by transferring their shares of our common stock (subject to certain restrictions and limitations), which would not require the approval of our Board or our other stockholders.

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

A group of Pre-IPO LLC Members composed of entities affiliated with New Mountain Capital beneficially own more than 50% of the voting power for the election of members of our Board. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NYSE corporate governance requirements.

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

In connection with the IPO, we entered into the Tax Receivable Agreement with certain direct and indirect equity holders of Cure TopCo, among others (the “TRA Parties”), under which we generally are required to pay to the TRA Parties, in the aggregate, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of (i) certain favorable tax attributes we acquired in connection with the Reorganization Transactions, (ii) increases in our allocable share of existing tax basis and tax basis adjustments that may result from redemptions or exchanges of LLC Units by members of Cure TopCo for cash or Class A common stock, and certain payments made under the Tax Receivable Agreement and (iii) deductions in respect of interest and certain compensatory payments made under the Tax Receivable Agreement. The payment obligations under the Tax Receivable Agreement are our obligations and not the obligations of Cure TopCo.

On September 2, 2022, we amended the Tax Receivable Agreement in connection with our entry into the Merger Agreement with CVS which, among other things, suspended all payments under the Tax Receivable Agreement. In the event the Merger Agreement is terminated, the amendment to the Tax Receivable Agreement will become null and void.

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

We have an aggregate of more than 821,000,000 shares of Class A common stock authorized but unissued, including approximately 57,582,759 shares of Class A common stock issuable upon the redemption or exchange of LLC Units that are held by the Continuing Pre-IPO LLC Members. We, the Continuing Pre-IPO LLC Members and Cure TopCo entered into the Amended LLC Agreement, pursuant to which holders of LLC Units (other than us and our wholly owned subsidiaries), have the right to require Cure TopCo to redeem all or a portion of their LLC Units for, at our election, newly issued shares of Class A common stock on a one-for-one basis or a cash payment equal to the volume-weighted average market price of one share of our Class A common stock for each LLC Unit redeemed or exchanged. Alternatively, we can elect to directly acquire LLC Units in exchange for newly issued shares of Class A common stock on a one-for-one basis or a cash payment equal to the volume-weighted average market price of one share of our Class A common stock for each LLC Unit redeemed or exchanged. If we elect to satisfy such redemption or exchange by issuing additional shares of Class A common stock instead of cash and such shares of Class A common stock are sold into the public market, it may cause the market price of our Class A common stock to decline.

Some provisions of Delaware law and our certificate of incorporation and bylaws may deter third parties from acquiring us and diminish the value of our Class A common stock.

Our certificate of incorporation and bylaws provide for, among other things:

•a classified board of directors, as a result of which our Board is divided into three classes, with each class serving for staggered three-year terms and with successors to the class of directors whose term expires at the first and second annual meetings of stockholders following the adoption of the certificate of incorporation, as applicable, elected for a term expiring at the third annual meeting following the annual meeting at which such directors were elected;
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

These provisions could also make it more difficult for stockholders to nominate directors for election to our Board and take other corporate actions.

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

In addition, a significant number of our customer contracts (including contracts with many of our top 10 customers) allow health plans to terminate such agreements for convenience, typically with one to three months advance notice. If a customer terminates its contract early and revenue and cash flows expected from a customer are not realized in the time period expected or not realized at all, our business, financial condition and results of operations could be adversely affected.

If we are unable to attract new customers, our business, financial condition and results of operations would be adversely affected.

To increase our revenue and achieve continued growth, we must continue to attract new customers. Our ability to do so depends in large part on the success of our sales and marketing efforts and the quality of our solutions, as potential customers may seek out other options. For example, potential customers for total cost of care enablement services might decline ACOs in favor of other value-based care models, or elect to remain in fee-for-service models. Therefore, we must demonstrate that our services and solutions are valuable and superior to alternatives. If we fail to provide high-quality solutions and convince customers of the benefits of our model and value proposition, we may not be able to attract new customers. If the markets for our solutions decline or grow more slowly than we expect, or if the number of customers that contract with us for our solutions declines or fails to increase as we expect, our financial results could be harmed. As markets in which we participate mature, services evolve and competitors begin to enter into the market and introduce differentiated solutions or services that are perceived to compete with ours, our ability to sell our solutions could be impaired. As a result of these and other factors, we may be unable to attract new customers, which would have an adverse effect on our business, financial condition and results of operations.

We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders, and otherwise disrupt our operations.

In the past, we have expanded our business in part through acquisitions. For example, in March 2022, we acquired Caravan Health and expanded our total cost of care enablement services. In addition, we may seek to acquire or invest in additional businesses, applications, services, or technologies that we believe could complement or expand our existing and future offerings, enhance our technical capabilities, give us access to new markets or otherwise offer growth opportunities. However, we may not be successful in identifying acquisition targets or we may use estimates and judgments to evaluate the operations and future revenues of a target that turn out to be inaccurate. The pursuit of potential acquisitions may also divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. In addition, we have limited experience in acquiring other businesses and may have difficulty integrating acquired businesses. If we acquire additional businesses, we may not be able to integrate the acquired operations and technologies successfully, or effectively manage the combined business following the acquisition. Integration may prove to be difficult due to the necessity of integrating personnel that have disparate business backgrounds and are accustomed to different corporate cultures.

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

We selectively form relationships and engage with a range of third parties for our business needs in implementation of our service. For example, we are particularly reliant on a vendor that provides us with software that allows us to engage in efficient, targeted outreach to members on the Member List. We may fail to retain and expand these relationships for various reasons, and any such failure could harm our relationship with our customers, our prospects, and our business. In order to grow our business, we anticipate that we will continue to depend on relationships with third parties. As we seek to continue current relationships and form additional relationships, it is uncertain whether these efforts will be successful, or that these relationships will result in increased customer use of our solutions or increased revenue. In the event that we are unable to effectively utilize, maintain, and expand these relationships that we are dependent on, our results of operations and financial condition could be materially adversely affected.

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

We also may be subject to lawsuits under the FCA and comparable state laws if the government or a whistleblower alleges that services provided by us caused a health plan to submit allegedly false or fraudulent risk adjustment information to CMS or other governmental authorities, among other potential legal theories under the FCA. These lawsuits can involve significant monetary damages, civil penalties, attorney fees and costs, monetary awards to private plaintiffs who successfully bring these lawsuits, and may lead to our exclusion from federal healthcare programs in which we or our customers participate. In recent years, there has been heightened governmental scrutiny and law enforcement has become increasingly active and aggressive in investigating and taking legal action against potential fraud and abuse, including in relation to Medicare Advantage plans and their submission of risk adjustment information and other data. If a health plan customer is found liable under the FCA and/or similar state laws for submitting false claims or making false statements to CMS and other governmental authorities, it may seek contractual indemnification or contribution from us to the extent it believes the liability was caused by errors in the information we provided.

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

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, as provided in “Item 7. Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, allowance for doubtful accounts, equity-based compensation, business combinations, impairment of long-lived assets, including intangible assets and goodwill and EARs. Our results of operations may be harmed if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.

We expect that our stock price will fluctuate significantly.

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

As a public company, we are required to comply with the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) as well as rules and regulations implemented by the SEC and the NYSE. We have incurred, and expect to continue to incur significant legal, regulatory, finance, accounting, investor relations and other expenses relating to compliance with these rules and regulations. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. In addition, we have a limited history operating as a public company, and these requirements may strain our management, systems and resources, diverting attention away from revenue-producing activities. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation.
Item 1B. Unresolved Staﬀ Comments.
None.
Item 2. Properties.
Our principal offices are located in Dallas, Texas; New York, New York; Rapid City, South Dakota; Deerfield, Florida; Oklahoma City, Oklahoma; and Galway, Ireland where we occupy facilities totaling approximately 300 thousand square feet. We use these facilities for administration, sales and marketing, technology and development and professional services.
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

Holders of Record

As of January 31, 2023, there were 216 shareholders of record of our Class A common stock and 69 shareholders of record of our Class B common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers.
Dividend Policy

We do not currently expect to pay any cash dividends on our Class A common stock for the foreseeable future. Instead, we intend to retain future earnings, if any, for the future operation and expansion of our business, including for the development of new solutions and services and strategic acquisitions of, or investments in, business and technologies that we believe will complement our current business and expansion strategies. Any determination to pay dividends in the future will be at the discretion of our Board and will depend upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our Board may deem relevant.

We are a holding company and have no material assets other than ownership of LLC Units in Cure TopCo, and as a consequence, our ability to declare and pay dividends to the holders of our Class A common stock, if our Board determines to do so, will be subject to the ability of Cure TopCo to provide distributions to us. If Cure TopCo makes such distributions, the holders of LLC Units will be entitled to receive equivalent distributions from Cure TopCo. However, because we must pay taxes, make payments under the Tax Receivable Agreement and pay our expenses, amounts ultimately distributed as dividends to holders of our Class A common stock are expected to be less than the amounts distributed by Cure TopCo to the other holders of LLC Units on a per share basis.

Assuming Cure TopCo makes distributions to its members in any given year, the determination to pay dividends, if any, to our Class A common stockholders out of the portion, if any, of such distributions remaining after our payment of taxes, Tax Receivable Agreement payments and expenses will be made by our Board. Because our Board may determine to pay or not pay dividends to our Class A common stockholders, our Class A common stockholders may not necessarily receive dividend distributions relating to excess distributions, even if Cure TopCo makes such distributions to us.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

Performance Graph

The following graph shows a comparison from February 10, 2021 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2022 of the cumulative return for (i) our Class A common stock, (ii) the Standard and Poor’s (“S&P”) 500 Index, and (iii) the S&P 500 Health Care Index. The graph assumes an initial investment of $100 in our Class A common stock and in each index on February 10, 2021 (the date of our initial public offering), and that all dividends were reinvested. Historical stock price performance should not be relied upon as an indication of future stock price performance.

COMPARISON OF 23 MONTH CUMULATIVE TOTAL RETURN
$140
$120
$100
$80
$60
$40
02/10/21
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
Signify Health, Inc.
S&P 500 Index
S&P 500 Health Care

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
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2022, 2021 and 2020 and the notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs and that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in “Forward-Looking Statements” and “Item 1A. Risk Factors.”

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
Overview

Signify Health is a leading healthcare platform that leverages advanced analytics, technology, and nationwide healthcare provider networks to create and power value-based payment programs. Our mission is to build trusted relationships to make people healthier. We believe that we are a market leader in the value-based healthcare payment industry offering a suite of total cost of care enablement services, including, among others, in-home health evaluations (“IHEs”) performed either within the patient’s home, virtually or at a healthcare provider facility, diagnostic & preventive services, ACO enablement services, provider enablement services, 340B referrals and return to home services. IHEs are health evaluations performed by a clinician in the home to support payors’ participation in Medicare Advantage and other government-run managed care plans. Our mobile network of providers completed evaluations for over 2.3 million individuals participating in Medicare Advantage and other managed care plans in 2022. ACOs are an alternative payment model where a range of providers take responsibility for the cost of a patient’s healthcare over the course of a year with the goal of improving quality and operational efficiency and sharing in any savings achieved as a result of such coordination. Our ACO services are intended to help our clients generate and receive shared savings. These services include, but are not limited to, population health software, analytics, practice improvement, compliance, and governance. We provide our ACO services primarily through Caravan Health, Inc., which we acquired on March 1, 2022. We believe that these core solutions have enabled us to become integral to how health plans and healthcare providers successfully participate in value-based payment programs, and that our platform lessens the dependence on facility-centric care for acute and post-acute services and shifts more services towards alternate sites and, most importantly, the home.

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
Recent Developments and Factors Affecting Our Results of Operations

As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods, and our results of operations may not be directly comparable from period to period. Set forth below is a discussion of the key factors impacting our results of operations. Unless otherwise specified, all amounts relate to our continuing operations only.
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

At the effective time of the Merger (the “Effective Time”), each share of our class A common stock (other than (i) common stock owned by the Company, Parent or Merger Subsidiary or any subsidiary thereof and (ii) any shares of class A common stock and our class B common stock owned by stockholders who properly exercise appraisal rights under Delaware law), including each share of class A common stock resulting from the exchange of LLC Units (as defined below), outstanding immediately prior to the Effective Time, shall be canceled and converted into the right to receive $30.50 per share in cash, without interest (such per-share consideration, the “Per Share Consideration” and the aggregate consideration, the “Merger Consideration”).

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

Consummation of the Merger is subject to certain conditions, including, but not limited to, (i) our receipt of the approval of the Merger Agreement by stockholders holding a majority of the voting power of the outstanding shares of common stock, (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the absence of any law or order prohibiting or making illegal the consummation of the Merger, (iv) the absence of any Material Adverse Effect (as defined in the Merger Agreement) on the Company and (v) the TRA Amendment (as defined below) being in full force and effect in accordance with its terms and not having been amended, repudiated, rescinded, or modified.

On October 31, 2022, stockholders holding a majority of the voting power of the outstanding shares of common stock approved the Merger Agreement.

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

We recorded approximately $18.2 million of transaction-related costs associated with the pending merger primarily related to banker fees, professional services fees and employee retention bonuses as transaction-related expenses in our Consolidated Statement of Operations during the year ended December 31, 2022.

The foregoing description of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which was filed as Exhibit 2.1 to the Current Report on Form 8-K filed by the Company with the SEC on September 6, 2022 and also attached as Annex A to the Definitive Proxy Statement.

Episodes of Care Restructuring and Exit

On July 7, 2022, our Board approved a restructuring plan to wind down our former episodes of care business. This decision was made in light of recent retrospective trend calculations released by the Center for Medicare & Medicaid Innovation in June 2022 that lowered target prices for episodes in the BPCI-A program, and which we believe have made the program unsustainable. The total cost of the restructuring plan was initially estimated to be approximately $25-$35 million comprised of severance and related employee costs, contract termination fees and professional service fees as well as facility closure costs. We recorded total restructuring expenses of $23.3 million during the year ended December 31, 2022, which represents the majority of the restructuring plan costs.

Total restructuring expenses during the year ended December 31, 2022 include $21.1 million related to and included in the loss on discontinued operations, net of tax and $2.1 million included as restructuring expenses on our Consolidated Statement of Operations. Total restructuring expenses for the year ended December 31, 2022 are comprised of $11.7 million for severance and related employee costs, $9.9 million in contract termination fees and $1.6 million for professional service fees. We also incurred approximately $1.0 million related to facility exit costs which are included in the loss on discontinued operations on our Consolidated Statement of Operations for the year ended December 31, 2022. We expect to incur some additional costs in connection with the restructuring plan actions in the first quarter of 2023.

Historically, there were approximately $85 million of annualized direct Episodes of Care costs which we eliminated by the end of 2022. In addition, there were approximately $60 million of annualized shared costs historically allocated to the former Episodes of Care Wind-down segment, of which we eliminated approximately $34 million in annualized costs by the end of 2022 as we ceased operations in our former Episodes of Care business. In addition, we expect to eliminate an additional $3 million in annualized shared costs by the end of the first half of 2023 as we complete the overall re-alignment of cost structures throughout the organization due to the exit of the episodes of care business. As a result of the elimination of these stranded costs, not all of which related directly to the discontinued operations, we expect a positive impact to 2023 results of operations.

As of December 31, 2022, all operations in the former episodes of care services business ceased and as a result our financial statements for all periods presented herein have been recast to report the former Episodes of Care wind-down segment as Discontinued Operations.
Caravan Health Acquisition

On March 1, 2022, we completed the acquisition of Caravan Health for an initial purchase price of approximately $250.0 million, subject to certain customary adjustments, and included $190.0 million in cash and $60.0 million in our Class A common stock, comprised of 4,762,134 shares at $12.5993 per share, which represented the volume-weighted average price per share of our common stock for the five trading days ending three business days prior to March 1, 2022. In connection with and concurrently with the entry into the Caravan Health Merger Agreement, we entered into support agreements with certain shareholders of Caravan Health, pursuant to which such shareholders agreed that, other than according to the terms of their respective support agreement, they will not, subject to certain limited exceptions, transfer, sell or otherwise dispose of any Signify shares for a period of up to five years following closing of the merger. In addition to the initial purchase price, the transaction included contingent additional payments of up to $50.0 million based on certain future performance criteria of Caravan Health, which if such criteria are met, would be paid in the second half of 2023. The initial fair value of the contingent consideration as of the acquisition date was estimated to be approximately $30.5 million. The contingent consideration is payable based on the achievement of certain performance criteria, one of which is revenue. Both performance criteria must be achieved for any payment to be due. As of December 31, 2022, the estimated fair value of contingent consideration has decreased since the acquisition date as the estimated revenue for 2022 is below the threshold to earn any of the payment due to new information received from CMS during the year ended December 31, 2022 and therefore the likelihood of the defined revenue criteria being achieved is unlikely. While Caravan Health revenue for 2022 will not be deemed final until receipt of the final reconciliation from CMS in the second half of 2023, the performance period to earn the payment ended as of December 31, 2022. Therefore, the value of the contingent consideration is estimated to be zero as of December 31, 2022. See “—Results of Operations.”

During the year ended December 31, 2022, in accordance with the terms of the Caravan Health Merger Agreement we calculated the final net working capital adjustment to the initial purchase price which resulted in an additional $0.9 million cash consideration due to the sellers. This additional amount due was primarily related to adjustments of the estimated contract assets based on the final reconciliation received from CMS for the 2021 performance periods and updated income tax estimates. We paid the additional cash consideration in the fourth quarter of 2022.

As part of the Caravan Health acquisition, we assigned preliminary values to the assets acquired and the liabilities assumed based upon their fair values at the acquisition date. We acquired $93.9 million of intangible assets, consisting primarily of customer relationships of $69.8 million (10-year useful life), acquired technology of $23.4 million (5-year useful life) and a tradename of $0.7 million (3-year useful life), which increased our amortization expense in 2022 and we expect will do so in future periods. As a result of the Caravan Health acquisition, we also recorded $199.5 million in goodwill, which represented the amount by which the purchase price exceeded the fair value of the identifiable net assets acquired.

Pro forma results of operations related to this acquisition have not been presented as the acquisition did not meet the prescribed significance tests set forth in Regulation S-X requiring such disclosure. The financial results of Caravan Health have been included in our Consolidated Financial Statements since the date of the acquisition. Due to the above factors, and in particular the increase in amortization expense, our results of operations for periods subsequent to the acquisition are not directly comparable to our results of operations for the periods prior to the acquisition date.

Impact of IHE volume and margins
Our revenue and profitability are affected by the number of IHEs we complete during a period and how cost effectively we are able to complete them. The number of IHEs we are able to complete during a period can be affected by a variety of factors. For example, decisions by our customers with respect to the Member List, including any increase or reduction in the number of members included in the Member List (or the member list from which it is derived), may impact our IHE completion rate and, as a result, our revenue. Similarly, our ability to complete IHEs is affected by the level of member engagement. In our experience, members of existing customers are more likely to have had an IHE from us in the past and are more likely to be responsive to our outreach. In contrast, for new customers, their members are often just getting to know us and may have never had an IHE before, which can make it harder to successfully contact them and obtain their consent to an IHE.

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

We believe we will benefit from demographic trends in the coming years. As the U.S. population ages, the number of Medicare eligible individuals is increasing. Moreover, according to CMS, Medicare Advantage is growing faster than the Medicare Classic or FFS program. We believe we are well positioned to capture the growth in Medicare Advantage enrollment in the coming years and further increase the number of members to whom we provide IHEs.

Our long-term profitability is also impacted by how cost-effectively we are able to complete IHEs. For example, it tends to be less costly for us to perform IHEs in densely populated urban areas and more costly for us to perform IHEs in difficult-to-reach or less densely populated areas. Our ability to cost-effectively perform IHEs is also affected by how efficiently we are able to schedule a provider’s day to maximize the number of IHEs he or she is able to complete in a day. The mix of providers we use may also impact our costs. We use a mix of physicians, nurse practitioners and physicians’ assistants, with physicians being the most costly to contract with for IHEs. If we increase or decrease our usage of a particular type of provider, it impacts the average cost of performing IHEs and our margins. As previously indicated, as overall healthcare utilization increases, demand for providers from other participants in the healthcare industry is increasing, which may create pressure for us to increase provider compensation in certain geographic areas in order to recruit and retain providers in our network. This pressure may be exacerbated by rising inflation in the United States. These and other factors may further impact the average cost of performing IHEs and our margins.

During the year ended December 31, 2022, we completed and sent to customers approximately 2.34 million IHEs, including vIHEs, compared to 1.91 million IHEs, including vIHEs, in the year ended December 31, 2021. In 2022, the higher IHE volume was driven by increased customer demand partially offset by certain vendor technology issues.
Seasonality

Historically, there has been a seasonal pattern to our revenue generated by our IHE related services, with the revenues in the fourth quarter of each calendar year generally lower than the other quarters. Each year, our IHE customers provide us with a Member List, which may be supplemented or amended during the year. Our customers generally limit the number of times we may attempt to contact their members. Throughout the year, as we complete IHEs and attempt to contact members, the number of members who have not received an IHE and whom we are still able to contact declines, typically resulting in fewer IHEs scheduled during the fourth quarter. In 2020, the COVID-19 pandemic led to a large number of in-person IHEs being conducted in the second half of the year, particularly in the fourth quarter, and as a result, for 2020, we did not see the historical seasonality we would normally expect with respect to IHE volume. In 2021 and 2022, we returned to a seasonality trend related to our IHE services more consistent with historical trends, with fewer IHEs being conducted in the fourth quarter, compared to the second and third quarters. However, any further developments with respect to timing of receiving member lists from our customers and/or customer demand may impact seasonality trends.

COVID-19

Our operations were significantly affected by the COVID-19 pandemic in early 2020 as we temporarily paused IHEs in March 2020 and shortly thereafter expanded our business model to perform vIHEs in order to make up for some of the lost IHE volume. We resumed in-person visits beginning in July 2020. Despite the availability of vIHEs, many of our customers had postponed IHEs to the second half of 2020. Overall, we saw significant incremental IHE volume in the second half of 2020, particularly in the fourth quarter, related to this catch-up and additionally as certain customers increased the overall volumes they placed with us. In order to meet this volume growth, we onboarded additional providers into our network which resulted in proportionally higher expenses.
In 2021, the vast majority of our evaluations were IHEs, although we continued to perform vIHEs. Overall, IHE volume in 2021 was strong and increased 33% compared to 2020. Late in the fourth quarter of 2021 and into early 2022, there were once again COVID-19 surges across the country, particularly related to Omicron and other variants. While this did impact provider availability temporarily, we did not experience a significant decline in IHE volume or significant shift in mix from IHEs to vIHEs as a result of the various COVID-19 surges in late 2021 or throughout 2022.

Equity-based compensation expense

On March 1, 2022, our Board approved amendments to certain outstanding equity award agreements, subject to performance-based vesting criteria. The equity awards were amended with an effective date of March 7, 2022, and included 3,572,469 outstanding common units in Cure Aggregator (the “Incentive Units”) and 817,081 outstanding stock options. The amendments added an alternative two-year service-vesting condition to the performance-vesting criteria, which, through the effective date of the amendment, were considered not probable of occurring and, therefore, we had not previously recorded any expense related to these awards. The amended equity awards will now vest based on the satisfaction of the earlier to occur of 1) a two year service condition, with 50% vesting in each of March 2023 and March 2024 or 2) the achievement of the original performance vesting criteria. As a result of this amendment, which results in vesting that is considered probable of occurring, we began to record equity-based compensation expense for these amended equity awards in March 2022. The equity-based compensation expense related to these amended awards is based on the fair value as of the effective date of the amended equity awards and will be recorded over the two year service period.

The total fair value on the amendment date for the March 2022 amended Incentive Units was based on the closing stock price on the amendment date of $14.19, resulting in total fair value of $50.7 million, of which we recorded $19.5 million in equity-based compensation expense during the year ended December 31, 2022. Of this amount, $0.5 was related to discontinued operations. Subsequent to these amendments, as of December 31, 2022, there were 1,367,924 Incentive Units that remain outstanding that are subject only to performance-based vesting conditions that are not probable of occurring.

The total fair value on March 7, 2022, the amendment effective date, based on a Black-Scholes value of $8.49, was $6.9 million for the March 2022 amended stock options as described above, of which we recorded $2.8 million during the year ended December 31, 2022. Of this amount, $0.3 was related to discontinued operations. As a result of these amendments, there are no longer any stock options outstanding that are subject only to performance-based vesting conditions that are not probable of occurring.
Additionally, in March 2022, our Board and the Compensation & Talent Committee approved annual long-term incentive plan equity grants (the “2022 Annual LTIP Equity Grants”) to certain employees. A total of 2,677,979 restricted stock units and 4,059,520 stock options with an exercise price of $14.19 were granted as part of this 2022 Annual LTIP Equity Grants. All awards granted as part of the 2022 Annual LTIP Equity Grants vest in equal annual installments over four years. The total grant date fair value related to the 2022 Annual LTIP Equity Grants was $68.8 million and will be recorded as equity-based compensation expense over the four year service period beginning in March 2022.

As a result of the March 2022 amendments to equity awards with performance-based vesting criteria and the 2022 Annual LTIP Equity Grants, our total equity-based compensation expense is expected to be significantly higher in 2022 and beyond as compared to historical periods.

Adoption of new accounting pronouncement - Leases

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842) which requires lessees to recognize leases on the balance sheet by recording a right-of-use asset and lease liability. We adopted this new guidance as of January 1, 2022 and applied the transition option, whereby prior comparative periods will not be retrospectively presented in the consolidated financial statements. We elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and the lessee practical expedient to combine lease and non-lease components for all asset classes. We made a policy election to not recognize right-of-use assets and lease liabilities for short-term leases for all asset classes. See Note 9 to our audited Consolidated Financial Statements included in Item 8 elsewhere in this Annual Report on Form 10-K for further details.

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

Non-controlling interest

The non-controlling interest ownership percentage changes as new shares of Class A common stock are issued and LLC units are exchanged for our Class A common stock. During the year ended December 31, 2022, the change in the non-controlling interest percentage was primarily driven by the shares issued in connection with the Caravan Health acquisition as well as exchanges of LLC units into Class A common stock. As of December 31, 2022, we held approximately 75.6% of Cure TopCo’s outstanding LLC Units and the remaining LLC Units of Cure TopCo are held by the Continuing Pre-IPO LLC Members.
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

In 2022, we announced our plans to open a technology center in Ireland to expand our access to skilled technology resources in support of our growth strategy. Expanding internationally has resulted and will continue to result in additional infrastructure costs as well as increased risks. See “—Item 1A. Risk Factors—Risks related to our limited operating history, financial position and future growth—We may be subject to risks that arise from operating internationally.”
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

Effects of the reorganization on our corporate structure

Signify Health was formed for the purpose of the IPO, which was effective in February 2021, and had no activities of its own prior to such date. We are a holding company and our sole material asset is a controlling ownership of profits interest in Cure TopCo. All of our business is conducted through Cure TopCo and its consolidated subsidiaries and affiliates, and the financial results of Cure TopCo and its consolidated subsidiaries are included in our consolidated financial statements for periods subsequent to the Reorganization Transactions.

Cure TopCo is currently taxed as a partnership for federal income tax purposes and, as a result, its members, including after the Reorganization Transactions and the IPO, Signify Health, pay taxes with respect to their allocable share of its net taxable income. We expect that redemptions and exchanges of the “LLC Units” will result in increases in the tax basis in our share of the tangible and intangible assets of Cure TopCo that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future. The Tax Receivable Agreement requires us to pay to the TRA Parties 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize from these tax basis increases and other tax attributes discussed herein. Furthermore, payments under the Tax Receivable Agreement will give rise to additional tax benefits and therefore additional payments under the Tax Receivable Agreement.
Components of our results of operations
Revenue

Our revenue is generated from contracts with our customers that contain various fee structures. We offer multiple solutions to our customers, including, among others, health evaluations performed either within the patient’s home, virtually or at a healthcare provider facility, primarily to Medicare Advantage health plans, diagnostic & preventive services, ACO enablement services, a provider enablement platform, 340B referrals and return to home services,

Revenue is recognized for IHE services when the IHEs are submitted to our customers on a daily basis. Submission to the customer occurs after the IHEs are completed and coded, a process which may take one to several days after completion of the evaluation. We are paid a flat fee for each completed IHE regardless of the member’s location or the outcome of an IHE. We earn a separate fee for any additional diagnostic screenings the health plan elects to provide for the relevant member. Revenue is recognized when the additional screening occurs.

We have entered into EAR agreements and a separate letter agreement (the “EAR Letter Agreement”) with one of our customers. Revenue generated under the underlying customer contracts includes an estimated reduction in the transaction price for IHEs associated with the initial grant date fair value of the outstanding customer EAR agreements and EAR Letter Agreement. The total grant date fair value of the outstanding EAR agreements was $51.8 million and was recorded against revenue over their respective performance periods, both of which ended in December 2022. The grant date fair value of the EAR Letter Agreement was estimated to be $76.2 million and is being recorded as a reduction of revenue through June 30, 2026, coinciding with the service period as follows: $6.3 million in 2022, $20.0 million in 2023, $20.0 million in 2024, $19.9 million in 2025 and $10.0 million in 2026. See “—Liquidity and capital resources—Customer Equity Appreciation Rights Agreements.”

Our subsidiary, Caravan Health, enters into contracts with customers to provide multiple services around the management of the ACO model. These include, among others, population health software, analytics, practice improvement, compliance, and governance. The overall objective of the services provided is to help the customer receive shared savings from CMS. Caravan Health enters into arrangements with customers wherein we receive a contracted percentage of each customer’s portion of shared savings if earned. We recognize shared savings revenue as performance obligations are satisfied over time, commensurate with the recurring ACO services provided to the customer over a 12-month calendar year period. The shared savings transaction price is variable, and therefore, we estimate an amount we expect to receive for each 12-month calendar year performance obligation period.

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

The remaining sources of ACO services revenue are recognized over time when, or as, the performance obligations are satisfied and are primarily based on a fixed fee or per member per month fee. Therefore, they do not require significant estimates and assumptions by management.
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
•Transaction-related expenses. Transaction-related expenses primarily consist of expenses incurred in connection with the pending Merger, acquisitions and other corporate development such as mergers and acquisitions activity that did not proceed, strategic investments and similar activities, including consulting expenses, compensation expenses and other integration-type expenses. Additionally, expenses associated with the IPO are included in transaction-related expenses.
•Restructuring expenses. Restructuring expenses primarily consist severance and related employee costs, contract termination fees or professional services fees incurred in connection with the restructuring plan announced in July 2022 associated with the decision to exit our former episodes of care business. These restructuring expenses do not include severance and related employee costs, contract termination fees or professional service fees directly relating to the exit of our former Episodes of Care business, which are instead included in discontinued operations.
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

Loss attributable to the pre-Reorganization period

Loss attributable to the pre-Reorganization period relates to the loss incurred for the period that preceded the Reorganization Transactions on February 12, 2021, including the period from January 1, 2021 through February 12, 2021.

Income (loss) attributable to non-controlling interest

Income (loss) attributable to non-controlling interest for the years ended December 31, 2022 and 2021 related to the portion of net loss post-Reorganization Transactions allocable to the Continuing pre-IPO holders in Cure

TopCo. Non-controlling interest does not apply to the year ended December 31, 2020, as that was prior to the Reorganization Transactions.

Noncontrolling interest

In connection with the Reorganization Transactions, we were appointed as the sole managing member of Cure TopCo pursuant to the Amended LLC Agreement. Because we manage and operate the business and control the strategic decisions and day-to-day operations of Cure TopCo and also have a substantial financial interest in Cure TopCo, we consolidate the financial results of Cure TopCo, and a portion of our net income (loss) is allocated to the noncontrolling interest to reflect the entitlement of the Continuing Pre-IPO LLC Members to a portion of Cure TopCo’s net income (loss). As of December 31, 2022, we held approximately 75.6% of Cure TopCo’s outstanding LLC Units and the remaining LLC Units of Cure TopCo are held by the Continuing Pre-IPO LLC Members.
Results of operations
For the years ended December 31, 2022 and 2021

The following is a discussion of our consolidated results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021.

The following table summarizes our results of operations for the periods presented:

	Year ended December 31,		% Change
	2022	2021	2022 v 2021
	(in millions)
Revenue	$805.5	$653.1	23.3%
Operating expenses:
Service expense	440.4	351.5	25.3%
Selling, general and administrative expense	202.3	173.8	16.5%
Transaction-related expense	23.8	9.9	141.3%
Restructuring expense	2.1	—	NM
Loss on impairment	3.3	—	NM
Depreciation and amortization	53.8	41.8	28.7%
Total operating expenses	725.7	577.0	25.8%
Income from continuing operations	79.8	76.1	4.8%
Interest expense	20.6	21.7	(5.0)%
Loss on extinguishment of debt	—	5.0	(100.0)%
Other expense	195.8	2.8	NM
Other expense, net	216.4	29.5	NM
(Loss) income from continuing operations before income taxes	(136.6)	46.6	NM
Income tax (benefit) expense	(6.2)	13.7	NM
Net (loss) income from continuing operations	(130.4)	32.9	NM
Loss on discontinued operations, net of tax	(653.3)	(23.0)	NM
Net (loss) income	(783.7)	9.9	NM
Net loss attributable to pre-Reorganization period	—	(17.2)	(100.0)%
Net (loss) income attributable to non-controlling interest	(206.9)	7.4	NM
Net (loss) income attributable to Signify Health, Inc.	$(576.8)	$19.7	NM

Revenue

The following table summarizes the revenue for the periods presented:

	Year ended December 31,				% Change
	2022	% of Total	2021	% of Total	2022 v 2021
	(in millions)
Revenue
Evaluations	$770.3	95.6%	$645.7	98.9%	19.3%
Value-based Care Services	32.6	4.0%	—	—%	NM
Other	2.6	0.4%	7.4	1.1%	(64.0)%
Total revenue	$805.5	100.0%	$653.1	100.0%	23.3%

Our total revenue was $805.5 million for the year ended December 31, 2022, representing an increase of $152.4 million, or 23.3%, from $653.1 million for the year ended December 31, 2021. This increase was primarily driven by Evaluations revenue, which increased by $124.6 million. The higher Evaluations revenue was driven by increased IHE volume, including more diagnostic and preventative screenings, and a reduction in the proportion of IHEs conducted as vIHEs, which are performed at a lower price per evaluation compared to in-person IHEs. Evaluations revenue included a reduction associated with the grant date fair value of the outstanding customer EARs and EAR Letter Agreement of $26.0 million and $19.7 million during the years ended December 31, 2022 and 2021, respectively. Revenue for Value-based Care Services was $32.6 million for the year ended December 31, 2022. We did not have any value-based care services in 2021 because we acquired Caravan Health, through which we provide these services, in 2022. Other revenue decreased by $4.8 million, primarily due to a decrease in revenue from our biopharmaceutical services which we exited in 2021 and standalone sales of our social determinants of health community product, which we made the decision to exit in 2022.

Operating expenses

Our total operating expenses were $725.7 million for the year ended December 31, 2022, representing an increase of $148.7 million, or 25.8%, from $577.0 million for the year ended December 31, 2021. This increase was driven by the following:

•Service expense - Our total service expense was $440.4 million for the year ended December 31, 2022, representing an increase of $88.9 million, or 25.3%, from $351.5 million for the year ended December 31, 2021. This increase was primarily driven by expenses related to our network of providers, which increased by $51.4 million as compared to the year ended December 31, 2021, driven by the overall higher IHE volume as well as a higher mix of in-person IHEs compared to vIHEs, which have a lower cost per evaluation. Compensation-related expenses increased by $31.1 million, primarily driven by additional headcount, including the incremental employees retained as part of the Caravan Health acquisition and higher benefits expense. Additionally, the following expenses increased during the year ended December 31, 2022, primarily driven by the overall higher IHE volume: $3.3 million in other variable costs; $2.6 million in the costs of providing other diagnostic and preventive services, including certain laboratory and testing fees; $1.8 million in member outreach services and other related expenses, and $0.3 million in travel related costs. The impact of COVID-19 was less in 2022, resulting in a decrease of approximately $1.6 million in pandemic-related expenses during 2022 as compared to 2021, including lower costs related to COVID-19 tests for our providers and lower costs for personal protective equipment used by our providers while conducting IHEs.

•SG&A expense - Our total SG&A expense was $202.3 million for the year ended December 31, 2022, representing an increase of $28.5 million, or 16.5%, from $173.8 million for the year ended December 31, 2021. This increase was primarily driven by equity-based compensation which increased $31.0 million primarily due to additional equity grants and the amendment of awards with performance-based vesting to include a time-based vesting condition. Compensation-related expenses increased by $23.2 million due to additional headcount to support the overall growth in our business including incremental employees as part of the Caravan Health acquisition and higher benefits costs. Additionally, information technology-related expenses, including infrastructure and software costs, increased $5.4 million, employee travel and entertainment expenses increased $2.3 million as COVID-19 imposed travel restrictions eased, and facilities related expenses increased $1.9 million driven by new locations and expenses related to the early exit of certain locations in connection with our approved restructuring activities. These increases were offset by a decrease of $30.5 million in the remeasurement of contingent consideration in 2022 related to potential payments in connection with our acquisition of Caravan Health in March 2022. The estimated fair value of the contingent consideration decreased since the acquisition date primarily due to the lower Caravan Health shared savings revenue estimates for 2022, which is one of the performance criteria needed to achieve payment. Professional service fees also decreased $4.0 million primarily due to higher costs in 2021 as a result of being a newly public company and other variable costs decreased $0.8 million in 2022.

•Transaction-related expenses - Our total transaction-related expenses were $23.8 million for the year ended December 31, 2022, representing an increase of $13.9 million, or 141.3%, from $9.9 million for the year ended December 31, 2021. In 2022, the transaction-related expenses consisted primarily of legal, consulting, professional services expenses and employee related costs in connection with the pending Merger and consulting and other professional services incurred in connection with general corporate development activities, including the Caravan Health acquisition. In addition, transaction-related expenses in 2022 included certain integration-related expenses, including compensation expenses and consulting and other professional services expenses, following the Caravan Health acquisition. In 2021, the transaction-related expenses consisted primarily of consulting and other professional services, as well as compensation expenses, incurred in connection with our IPO and general corporate development activities, including potential acquisitions that did not proceed.

•Restructuring expenses - Our total restructuring expenses were $2.1 million for the year ended December 31, 2022. We did not have any restructuring expenses for the year ended December 31, 2021. The restructuring expense in 2022 included severance and related employee costs, contract termination fees and professional services fees due to the overall restructuring and cost realignment in connection with the wind-down and exit of our former Episodes of Care business. See “—Recent Developments and Factors Affecting Our Results of Operations —Episodes of Care Restructuring”.

•Loss on impairment - Our total loss on impairment was $3.3 million for the year ended December 31, 2022. We did not record a loss on impairment for the year ended December 31, 2021. We recorded a loss on impairment during the year ended December 31, 2022 in connection with the decision to end our community service offering and therefore the carrying value of the underlying intangible assets exceeded the estimated fair value. The loss on impairment included a $3.0 million impairment of acquired technology and a $0.3 million impairment of customer relationships.

•Depreciation and amortization - Our total depreciation and amortization expense was $53.8 million for the year ended December 31, 2022, representing an increase of $12.0 million, or 28.7%, from $41.8 million for the year ended December 31, 2021. This increase in depreciation and amortization expense was primarily driven by a net increase in amortization expense of $11.3 million, primarily due to the $93.9 million in intangible assets acquired in connection with the Caravan Health acquisition in March 2022 and additional capital expenditures related to internally-developed software over the past year partially offset by asset impairments over the past year. Additionally, there was an increase in depreciation expense of $0.7 million, primarily driven by additional capital expenditures over the past year.

Other expense, net

Other expense, net total was $216.4 million for the year ended December 31, 2022, representing an increase of $186.9 million from $29.5 million for the year ended December 31, 2021.

Interest expense was $20.6 million for the year ended December 31, 2022, representing a decrease of $1.1 million from $21.7 million for the year ended December 31, 2021. This decrease was primarily driven by the lower outstanding term loan principal balance following our June 2021 refinancing of the 2021 Credit Agreement, partially offset by higher overall interest rates.

In 2021, we recorded a loss on extinguishment of debt of $5.0 million in connection with the June 2021 refinancing of the 2021 Credit Agreement.

Other (income) expense was $195.8 million for the year ended December 31, 2022, representing an increase of $193.0 million from $2.8 million for the year ended December 31, 2021. This increase was primarily driven by the remeasurement of the fair value of the outstanding customer EAR liabilities, which resulted in expense of $202.1 million for year ended December 31, 2022, representing an increase of $194.8 million from expense of $7.3 million for the year ended December 31, 2021. The fair value of the outstanding customer EAR liabilities increased due to our higher equity value and a revised estimate of the time to liquidity as a result of the pending Merger. This increase in net expense was partially offset by a $5.8 million increase in interest income earned on higher excess cash balances and rising interest rates during the year ended December 31, 2022. Additionally, during the year ended December 31, 2021, we recorded a $4.0 million adjustment to our liability under the TRA; there was no adjustment to the TRA liability in 2022.

Income tax (benefit) expense
Income tax benefit from continuing operations was $6.2 million for the year ended December 31, 2022, compared to income tax expense from continuing operations of $13.7 million for the year ended December 31, 2021. The continuing operations effective tax rate for the year ended December 31, 2022 was 4.6% compared to 29.6% for the year ended December 31, 2021. The effective tax rate in 2022 is lower than the U.S. federal statutory rate of 21% primarily due to a change in valuation allowance and the impact of non-controlling interest. The effective tax rate in 2021 was higher than the U.S. federal statutory rate of 21% primarily due to unrealizable net operating losses which require a valuation allowance and the impact of state taxes.

Loss on discontinued operations, net of tax

Discontinued operations includes the results of operations, financial position and cash flows for the former Episodes of Care business. Loss on discontinued operations, net of tax, was $653.3 million in 2022, representing an increase of $630.3 million from a loss of $23.0 million in 2021. This loss was primarily due to an increase in loss on impairment of $508.7 million related to the write-off of goodwill and intangible assets triggered by the decision to exit the business and a decrease of $158.7 million in revenue due to the negative impact of CMS imposed pricing adjustments resulting in lower savings estimates and the reversal of revenue previously recorded. These decreases were partially offset by lower compensation and employee-related costs in connection with the wind-down of operations associated with the approved restructuring activities in 2022.

For the years ended December 31, 2021 and 2020

The following is a discussion of our consolidated results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020.

The following table summarizes our results of operations for the periods presented:

	Year ended December 31,		% Change
	2021	2020	2021 v. 2020
	(in millions)
Revenue	$653.1	$450.6	44.9%
Operating expenses:
Service expense	351.5	265.0	32.7%
Selling, general and administrative expense	173.8	145.1	19.8%
Transaction-related expense	9.9	11.4	(13.4)%
Loss on impairment	—	0.8	(95.2)%
Depreciation and amortization	41.8	35.8	16.7%
Total operating expenses	577.0	458.1	26.0%
Income (loss) from continuing operations	76.1	(7.5)	NM
Interest expense	21.7	22.2	(2.6)%
Loss on extinguishment of debt	5.0	—	100.0%
Other expense (income), net	2.8	9.0	(69.4)%
Other expense, net	29.5	31.2	(6.1)%
Income (loss) from continuing operations before income taxes	46.6	(38.7)	NM
Income tax expense	13.7	0.9	NM
Net income (loss) from continuing operations	32.9	(39.6)	NM
(Loss) income from discontinued operations, net of tax	(23.0)	25.1	NM
Net income (loss)	9.9	(14.5)	NM
Net loss attributable to pre-Reorganization period	(17.2)	(14.5)	18.5%
Net income (loss) attributable to non-controlling interest	7.4	—	NM
Net income (loss) attributable to Signify Health, Inc.	$19.7	$—	NM

Revenue

The following table summarizes the revenue for the periods presented:

	Year ended December 31,				% Change
	2021	% of Total	2020	% of Total	2021 v 2020
	(in millions)
Revenue
Evaluations	$645.7	98.9%	$441.4	98.0%	46.4%
Other	7.4	1.1%	9.2	2.0%	(19.5)%
Total revenue	$653.1	100.0%	$450.6	100.0%	44.9%

Our total revenue was $653.1 million for the year ended December 31, 2021, representing an increase of $202.5 million, or 44.9%, from $450.6 million for the year ended December 31, 2020. This increase was primarily driven by Evaluations revenue, which increased by $204.3 million. The higher Evaluations revenue was driven by increased IHE volume and a reduction in the proportion of IHEs conducted as vIHEs, which are performed at a lower price per evaluation compared to in-person IHEs. Evaluations revenue included a reduction associated with the outstanding customer EARs of $19.7 million and $12.4 million during the years ended December 31, 2021 and 2020, respectively. Other revenue decreased by $1.8 million, primarily due to a decrease in standalone sales of our social determinants of health product.

Operating expenses

Our total operating expenses were $577.0 million for the year ended December 31, 2021, representing an increase of $118.9 million, or 26.0%, from $458.1 million for the year ended December 31, 2020. This increase was driven by the following:

•Service expense - Our total service expense was $351.5 million for the year ended December 31, 2021, representing an increase of $86.5 million, or 32.7%, from $265.0 million for the year ended December 31, 2020. This increase was primarily driven by expenses related to our network of providers, which increased by $45.9 million, driven by the higher IHE volume and a return to a more traditional mix of in-person IHEs compared to vIHEs. In 2020, as a result of COVID-19, a higher proportion of evaluations were performed as vIHE, which have a lower cost per evaluation. Compensation-related expenses increased by $25.9 million primarily driven by additional headcount and higher incentive pay to support growth. Additionally, the following expenses increased during the year ended December 31, 2021, primarily driven by the overall higher IHE volume: an increase of $9.5 million in the costs of providing other ancillary services, including certain laboratory and testing fees; an increase of approximately $4.1 million in member outreach and other related expenses; and an increase of $0.8 million in other variable costs. The impact of COVID-19 resulted in an increase of approximately $0.2 million in expenses, including costs related to COVID-19 tests for our providers and incremental costs for personal protective equipment used by our providers while conducting IHEs during the pandemic.

•SG&A expense - Our total SG&A expense was $173.8 million for the year ended December 31, 2021, representing an increase of $28.7 million, or 19.8%, from $145.1 million for the year ended December 31, 2020. This increase was primarily driven by an increase of $12.0 million in professional and consulting fees, primarily related to increased costs associated with being a public company as well as higher legal expenses. Compensation-related expenses increased by $5.4 million due to additional headcount to support the overall growth in our business and a related increase in incentive compensation. Other costs also increased, including an increase of $6.5 million in information technology-related expenses, including infrastructure and software costs, a $2.8 million increase in facilities-related expenses, including rent expense under our operating leases, an increase of $1.2 million in other variable costs and an increase of $1.0 million in employee travel and entertainment expenses as COVID-19 imposed travel restrictions eased. These increases were partially offset by a decrease of $0.2 million related to remeasurement of contingent consideration in 2020.

•Transaction-related expenses - Our total transaction-related expenses were $9.9 million for the year ended December 31, 2021, representing a decrease of $1.5 million, or 13.4%, from $11.4 million for the year ended December 31, 2020. In 2021, the transaction-related expenses consisted primarily of consulting and other professional services expenses, as well as compensation expenses, incurred in connection with our IPO and general corporate development activities, including potential acquisitions that did not proceed. In 2020, the transaction-related expenses were incurred in connection with general corporate development activities, including potential acquisitions that did not proceed, as well as costs incurred in connection with our IPO. These transaction-related expenses consisted primarily of consulting expenses.

•Loss on impairment - We did not record a loss on impairment for the year ended December 31, 2021. Our total loss on impairment was $0.8 million for the year ended December 31, 2020 which resulted from the discontinued use of certain software assets.

•Depreciation and amortization - Our total depreciation and amortization expense was $41.8 million for the year ended December 31, 2021, representing an increase of $6.0 million, or 16.7%, from $35.8 million for the year ended December 31, 2020. This increase in depreciation and amortization expense was primarily driven by a net increase in amortization expense of $4.6 million, primarily due to additional capital expenditures related to internally-developed software over the past year, partially offset by certain intangible assets becoming fully amortized in 2020. Additionally, there was an increase in depreciation expense of $1.4 million, primarily driven by additional capital expenditures over the past year.

Other expense, net

Other expense, net was $29.5 million for the year ended December 31, 2021, representing a decrease of 1.7 million, or 6.1%, from $31.2 million for the year ended December 31, 2020.

Interest expense was $21.7 million for the year ended December 31, 2021, representing a decrease of $0.5 million from $22.2 million for the year ended December 31, 2020. This decrease was primarily driven by the lower outstanding principal balance and lower interest rates following our June 2021 refinancing.

In 2021, we recorded a loss on extinguishment of debt of $5.0 million in connection with the June 2021 refinancing of the 2021 Credit Agreement.

Other expense was $2.8 million for the year ended December 31, 2021, representing a decrease of $6.2 million from $9.0 million for the year ended December 31, 2020. This decrease was primarily driven by a $4.0 million adjustment to our liability under the Tax Receivable Agreement in 2021. The remeasurement of the fair value of the outstanding customer EAR liabilities resulted in expense of $7.3 million for the year ended December 31, 2021, representing a decrease of $1.9 million from expense of $9.2 million for the year ended December 31, 2020. The fair value of the outstanding customer EAR liabilities decreased in 2021 due to the lower equity value at the end of 2021 partially offset of the accretion of the liability over the performance period. Additionally, the decrease in other expense was partially offset by an increase of $0.3 million interest income earned on higher excess cash balances and rising interest rates during the year ended December 31, 2021.

Income tax expense
Income tax expense from continuing operations was $13.7 million for the year ended December 31, 2021, representing an increase of $12.8 million from $0.9 million in income tax expense from continuing operations for the year ended December 31, 2020. As a result of the Reorganization Transactions, we are now subject to corporate income taxes on our share of the total net income (loss). Prior to the Reorganization Transactions, we were not subject to corporate income taxes, as Cure TopCo is a partnership for U.S. tax purposes. The effective tax rate for 2021 was 29.6%, which is higher than the U.S. federal tax rate of 21% primarily due to unrealizable net operating losses which require a valuation allowance and the impact of the state taxes.

(Loss) income on discontinued operations, net of tax

Discontinued operations includes the results of operations, financial position and cash flows for the former Episodes of Care business. Loss on discontinued operations, net of tax, was $23.0 million in 2021, representing a decrease of $48.1 million from income of $25.1 million in 2020. This loss was primarily due to a decrease of $39.7 million in revenue. This decrease in revenue was primarily driven by the adverse effects of COVID-19 on program size and savings rate, including lower healthcare utilization, the exclusion of episodes of care with a COVID-19 diagnosis and the impact of the patient case mix adjustment and inpatient rehabilitation center utilization on savings rate. Additionally, SG&A expenses increased by $7.8 million and we recorded a loss on impairment of $11.2 million in 2021. SG&A expenses were higher in 2021 primarily driven by higher employee related costs and the asset impairment related to a technology intangible asset acquired through the PatientBlox acquisition, which was considered impaired due to a delay in the launch of a new episodes product utilizing such technology.
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

	Three months ended (unaudited)
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
	(in millions)
Revenue	$152.4	$175.4	$169.1	$156.2	$190.2	$224.1	$207.5	$183.7
Operating expenses:
Service expense	88.6	93.1	89.5	80.3	102.8	116.9	113.7	107.0
Selling, general and administrative expense	40.3	44.7	47.1	41.7	49.9	65.8	43.5	43.1
Transaction-related expense	5.6	1.0	2.9	0.4	3.2	1.7	9.6	9.3
Restructuring expenses	—	—	—	—	—	—	1.5	0.6
Loss on impairment	—	—	—	—	—	—	3.3	—
Depreciation and amortization	9.8	10.1	10.3	11.6	11.6	13.7	14.3	14.2
Total operating expenses	144.3	148.9	149.8	134.0	167.5	198.1	185.9	174.2
Income from continuing operations	8.1	26.5	19.3	22.2	22.7	26.0	21.6	9.5
Interest expense	6.8	6.5	4.2	4.2	4.0	4.6	6.0	6.0
Loss on extinguishment of debt	—	5.0	—	—	—	—	—	—
Other expense (income), net	56.7	14.3	(27.4)	(40.8)	28.8	(27.4)	181.1	13.3
Other expense, net	63.5	25.8	(23.2)	(36.6)	32.8	(22.8)	187.1	19.3
(Loss) income from continuing operations before income taxes	(55.4)	0.7	42.5	58.8	(10.1)	48.8	(165.5)	(9.8)
Income tax expense (benefit)	(7.6)	0.1	17.4	3.8	(2.1)	37.7	(41.2)	(0.6)
Net income (loss) from continuing operations	(47.8)	0.6	25.1	55.0	(8.0)	11.1	(124.3)	(9.2)
Loss on discontinued operations, net of tax	(3.9)	(0.7)	4.2	(22.6)	(8.3)	(501.1)	(100.7)	(43.2)
Net income (loss)	$(51.7)	$(0.1)	$29.3	$32.4	$(16.3)	$(490.0)	$(225.0)	$(52.4)
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

Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings under our 2021 Credit Agreement, including borrowing capacity under our Revolving Facility (as defined below). As of December 31, 2022, we had unrestricted cash and cash equivalents of $466.1 million. Our total indebtedness was $345.6 million as of December 31, 2022.

In June 2021, we entered into a credit agreement with a secured lender syndicate (the “2021 Credit Agreement”). The 2021 Credit Agreement includes a term loan of $350.0 million (the “2021 Term Loan”) and a revolving credit facility (the “Revolving Facility”) with a $185.0 million borrowing capacity. See “—Indebtedness” below. As of December 31, 2022, we had available borrowing capacity under the Revolving Facility of $172.8 million, as the borrowing capacity is reduced by outstanding letters of credit of $12.2 million.

Our principal liquidity needs are working capital and general corporate expenses, debt service, capital expenditures, obligations under the Tax Receivable Agreement, income taxes, acquisitions and other investments to help achieve our growth strategy. In March 2022, we acquired Caravan Health, using approximately $189.6 million in cash, net of the cash acquired from Caravan Health. We paid an additional $0.9 million to the sellers of Caravan Health in the fourth quarter 2022 related to the working capital adjustment as defined in the purchase agreement. In addition, we issued approximately $60.0 million of our Class A common stock, comprised of 4,762,134 shares at $12.5993 per share, which represented the volume-weighted average price per share of our common stock for the five trading days ending three business days prior to March 1, 2022. Under the terms of the Caravan Health Merger Agreement, there could be a contingent payment made to the sellers of Caravan Health in 2023 of up to $50 million if certain milestones are achieved. However, based on total estimated revenue recognized for Caravan Health in 2022, we do not expect to make any contingent payments. See Note 14 to our audited consolidated financial statements included in Item 8 elsewhere in this Annual Report on Form 10-K.

Payment of the outstanding customer EAR liabilities would be triggered by the consummation of the Merger, which we expect to occur within the next 12 months. See “—Recent Developments and Factors Affecting Our Results of Operations —Pending Acquisition.” As of December 31, 2022, the total estimated fair value of the outstanding EAR agreements was $276.7 million.

Our capital expenditures for property and equipment to support growth in the business were $8.0 million and $6.7 million for the year ended December 31, 2022 and 2021, respectively.

On July 7, 2022, our Board approved a restructuring plan to wind down our former Episodes of Care Services segment. See “—Recent Developments and Factors Affecting Our Results of Operations —Episodes of Care Wind-down Restructuring.” The total cost of the restructuring plan is estimated to be approximately $25-$35 million and will consist of severance and related employee costs, contract termination fees and professional service fees as well as facility closure costs. We recorded total restructuring expenses of $23.3 million during the year ended December 31, 2022, which represents the majority of the restructuring plan costs. However, there are some costs associated with the restructuring plan actions to be completed in the first half of 2023.

Our liquidity has historically fluctuated on a quarterly basis due to our agreements with CMS under the BPCI-A program and will be further impacted due to our exit of the BPCI-A program and our Episodes of Care business. See “—Recent Developments and Factors Affecting Our Results of Operations —Episodes of Care Wind-down Restructuring.” Although our operations in the former Episodes of Care business ceased by December 31, 2022, cash receipts and disbursements under these contracts are subject to semiannual reconciliation cycles, which historically occurred in the second and fourth quarters of each year and will continue to be received through the fourth quarter of 2024 when we expect to receive the reconciliation for our final results under the BPCI-A program. Cash receipts and disbursements under these contracts were typically received and paid in the quarter subsequent to the receipt of the reconciliation, or during the first and third quarters of each year, which has resulted and will continue to cause our liquidity position to fluctuate from quarter to quarter until the final reconciliations are received and ongoing disputes with CMS are resolved when these will no longer be sources or uses of cash. Due to our dispute of the pricing adjustment in the semiannual reconciliation received from CMS during the second quarter of 2022, the cash we typically would have received in the third quarter of 2022 was delayed until CMS issued a final reconciliation for that period in December 2022 and are expected to be received during the first quarter of 2023.

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

We also have historically experienced seasonality patterns in IHE volume as described in “—Recent Developments and Factors affecting our results of operations” above. In 2022, our quarterly seasonality returned to the pre-COVID-19 seasonality patterns. Generally, we experience the highest volumes in the second quarter of each year with the lowest volumes in the first and fourth quarter of each year, thus creating a seasonality effect on liquidity. Additionally, liquidity was temporarily impacted by delayed collections on IHEs during the first half of 2022 from certain clients where we experienced significant expansion. We experienced improved collections during the third quarter of 2022 as we continuously worked with our clients to resolve some of the temporary delays; however, collections were again delayed in the fourth quarter of 2022.

In the first quarter of 2022, we announced the development of a technology center in Galway, Ireland to support our operations in the United States. We hired our first employees there in 2022. Effective April 1, 2022, we entered into a lease agreement for a facility in Galway, Ireland. The lease term is 15 years with an option to terminate after 10 years. It is not reasonably certain that we will not exercise the option to terminate after 10 years; therefore, the total lease payments are expected to be approximately $7.0 million over 10 years. This foreign denominated lease and ongoing development of this new technology center as well as the continued hiring of employees has resulted and will continue to require capital funding and expose us to currency risk.

We believe that our cash flows from operations, capacity under our Revolving Facility and available cash and cash equivalents on hand will be sufficient to meet our liquidity needs for at least the next 12 months. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of additional indebtedness, the issuance of additional equity, or a combination thereof. We cannot assure you that we will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. See “Part I—Item 1A. Risk factors.” Accordingly, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available from additional indebtedness or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell or issue additional equity to finance such acquisitions, which could possibly result in additional expenses or dilution.
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

The 2021 Term Loan bears interest at a rate of the base rate plus 2.25% for base rate loans or the eurocurrency rate plus 3.25% for eurocurrency rate loans, provided that upon and any time after the public corporate credit rating of the Borrower is first rated “B+” or higher by Standards and Poors’ Rating Agency (“S&P”) following June 22, 2021, the applicable rate with respect to the 2021 Terms Loan shall be permanently reduced by 0.25% for both eurocurrency rate loans and for base rate loans. In July 2022, our corporate credit rating was upgraded by S&P to B+, which per the terms of the 2021 Credit Agreement, reduced the applicable rate for the 2021 Term Loan by 25 basis points effective July 2022. However, rising interest rates have offset this reduction. Borrowings under the Revolving Facility initially bore interest at a rate of the base rate plus 1.75% for base rate loans or the eurocurrency rate plus 2.75% for eurocurrency rate loans and letter of credit fees and, undrawn commitment fees equal to 0.25%.

Since the delivery of financial statements for the first full quarter after June 22, 2021, the interest rate for borrowings under the Revolving Facility is based on the consolidated first lien net leverage ratio pricing grids below. In addition, upon and any time after the public corporate credit rating of the Borrower is first rated B+ or higher by S&P subsequent to June 22, 2021, the applicable rate with respect to the Revolving Facility and letter of credit fees shall be permanently reduced by 0.25% at each pricing level in the pricing grids below In July 2022, our corporate credit rating was upgraded by S&P to B+, which per the terms of the 2021 Credit Agreement, reduced the applicable rate with respect to the Revolving Facility and letter of credit fees by 25 basis points effective July 2022. However, rising interest rates have offset this reduction.

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

Comparative cash flows

The following table sets forth our cash flows for the periods indicated:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Net cash provided by operating activities from continuing operations	$98.0	$77.8	$24.2
Net cash used in investing activities from continuing operations	(219.1)	(26.7)	(28.4)
Net cash provided by financing activities from continuing operations	1.2	524.4	33.1

Operating activities

Net cash provided by operating activities from continuing operations was $98.0 million in 2022, an increase of $20.2 million, compared to net cash provided by operating activities from continuing operations of $77.8 million in 2021.

Net loss from continuing operations was $130.4 million in 2022, as compared to net income of $32.9 million in 2021. The net loss in 2022 was primarily due to the remeasurement of the outstanding customer EAR liabilities which increased in value due to our higher stock price since the announcement of the Merger value partially offset by revenue growth including the impact of the Caravan Health acquisition. Non-cash items were $275.6 million in 2022 as compared to $83.3 million in 2021. The increase in non-cash net expense items included in net loss was primarily driven by the remeasurement of the outstanding customer EAR liabilities in 2022 compared to 2021.

Changes in operating assets and liabilities resulted in a cash decrease of $47.2 million in 2022, as compared to a cash decrease of $38.4 million in 2021. The change in operating assets and liabilities was primarily driven by the following:
•a net increase in accounts receivable of $37.7 million in 2022 compared to a net increase in accounts receivable of $29.8 million in 2021. The increase in accounts receivable in 2022 was primarily driven by higher IHE volume in 2022 and delayed collections for certain large clients at the end of 2022. Accounts receivable fluctuate from period to period as a result of seasonality and periodically slower client collections, particularly related to our IHE services as we and our clients reconcile claims and resolve any temporary claims processing delays; and
•a net increase of $15.3 million in contract assets in 2022 compared to a net increase in contract assets of $1.5 million in 2021. The increase in contract assets in 2022 was primarily driven by the estimated shared savings under our participation in the MSSP ACO program, which we began participating in as part of our acquisition of Caravan Health in March 2022. Additionally, contract assets in 2022 include management’s estimate of amounts to be received from clients as a result of certain variable consideration discounts over an extended contract term for a large client; and
•a net increase in prepaid expenses and other current assets of $12.2 million in 2022 compared to no significant change in prepaid expenses and other current assets in 2021. The increase in prepaid expenses and other current assets in 2022 was primarily driven by an income tax receivable related to tax refunds due to us; partially offset by

•a net increase in accounts payable and accrued expenses of $27.9 million in 2022 compared to a net decrease in accounts payable and accrued expenses of $9.3 million in 2021. The increase in accounts payable and accrued expenses in 2022 was primarily driven by amounts due to certain MSSP ACO customers related to the 2023 ACO payment mechanism in which we have an offsetting amount held as restricted cash, and higher accrued expenses at the end of 2022 related to transaction expenses related to the Merger, accrued restructuring expenses and provider related costs associated with higher IHE volumes.

Net cash provided by operating activities was $77.8 million in 2021, an increase of $53.6 million, compared to $24.2 million in 2020.

Net income from continuing operations was 32.9 million in 2021, as compared to a net loss from continuing operations of $39.6 million in 2020. The increase in net income was primarily due to growth in Evaluations revenue partially offset by an increase in operating expenses to support the future growth in the overall business. Non-cash items were $83.3 million in 2021 as compared to $71.3 million in 2020. The increase in non-cash items included in net income was primarily due to increased amortization expense due to additional capital expenditures related to internally-developed software over the year and loss on extinguishment of debt in connection with the June 2021 refinancing of our credit agreement partially offset by adjustments to the Tax Receivable Agreement liability.

Changes in operating assets and liabilities resulted in a cash decrease of $38.4 million in 2021, as compared to a cash decrease of $5.7 million in 2020. The change in operating assets and liabilities was primarily driven by a net increase in accounts receivable of $29.8 million in 2021 compared to a net increase in accounts receivable of $44.3 million in 2020. The increase in accounts receivable as of December 31, 2021 as compared to December 31, 2020 primarily as a result of the increase in in-person IHE volumes in 2021. The net impact of changes in contract assets and liabilities during 2021 was a $2.3 million increase in cash for the year ended December 31, 2021 as compared to a $1.4 million increase in cash for the year ended December 31, 2020. The increase in net contract liabilities is due to management’s estimate of potential refund liabilities due to certain clients as a result of certain service levels not being achieved during the contractual periods. An increase in operating expenses as a result of the investments to support our growth and technology has further impacted our working capital needs.

Accounts receivable, contract assets and contract liabilities fluctuate from period to period as a result of periodically slower client collections and the results of the semi-annual reconciliations in our Episodes of Care Services segment.

Investing activities

Net cash used in investing activities was $219.1 million in 2022, an increase of $192.4 million, compared to net cash used in investing activities of $26.7 million in 2021. The primary use of cash from investing activities in 2022 was the cash consideration, net of cash acquired, for the Caravan Health acquisition of $190.5 million. Capital expenditures for property and equipment were $8.0 million in 2022 compared to $6.7 million in 2021. The $1.3 million increase in capital expenditures for property and equipment was primarily driven by computer equipment purchases. Capital expenditures for internal-use software development were $20.3 million in 2022 compared to $15.0 million in 2021. The $5.3 million increase in capital expenditures for internal-use software development was primarily driven by additional investments in our technology platforms to support future growth. Investing activities also included a $0.3 million equity investment in AloeCare Health in 2022 and a $5.0 million equity investment in Medalogix, Inc. in 2021.

Net cash used in investing activities was $26.7 million in 2021, a decrease of $1.7 million, compared to net cash used in investing activities of $28.4 million in 2020. Capital expenditures for property and equipment were $6.7 million in 2021 compared to $13.9 million in 2020. The $7.2 million decrease in capital expenditures for property and equipment was primarily driven by investments in certain facilities in 2020 and other requirements to support the future growth in the business. Capital expenditures for internal-use software development were $15.0 million in 2021 compared to $13.5 million in 2020. The $1.5 million increase in capital expenditures for internal-use software development was primarily driven by additional investments in our technology platforms to support future growth. Investing activities also included a $5.0 million equity investment in Medalogix, Inc. in 2021 and a $1.0 million equity investment in CenterHealth in 2020.

Financing activities

Net cash provided by financing activities was $1.2 million in 2022, a decrease of $523.2 million, compared to net cash provided by financing activities of $524.4 million in 2021. The source of cash in 2022 was primarily due to $11.7 million related to the issuance of common stock in connection with the exercise of stock options partially offset by $6.5 million in tax distributions on behalf of the non-controlling interest and scheduled principal payments under our 2021 Credit Agreement of $3.5 million.

The primary source of cash from financing activities in 2021 was $604.5 million in net proceeds from our IPO after deducting underwriting discounts and commissions and other issuance costs. Additionally, we received $5.9 million in proceeds related to the issuance of common stock in connection with the exercise of stock options. These cash inflows in 2021 were partially offset by the net reduction in long-term debt of $61.5 million in connection with the June 2021 refinancing of our credit agreement as well as scheduled principal payments on long-term debt of $1.9 million. Additionally, we paid approximately $13.0 million in tax distributions on behalf of the non-controlling interest and $9.2 million in debt issuance costs in connection with the June 2021 refinancing.

Net cash provided by financing activities was $33.1 million in 2020. The primary source of cash provided by financing activities in 2020 was proceeds of $140.0 million from the issuance of the long-term debt. Additionally, we received approximately $1.0 million in net income tax refunds on behalf of New Remedy Corp. and $2.9 million in proceeds related to the issuance of common stock under stock plans. These sources of cash in 2020 were partially offset by the repurchase of CureTopCo and Cure Aggregator member units for $56.9 million, payment of contingent consideration of $38.2 million related to a 2017 acquisition, tax distributions to members of Cure Aggregator and Cure TopCo of $8.2 million, payment of debt issuance costs of $5.1 million and scheduled principal payments on long-term debt under our then outstanding credit agreement of $2.8 million.
Dividend Policy

Assuming Cure TopCo makes distributions to its members in any given year, the determination to pay dividends, if any, to our Class A common stockholders out of the portion, if any, of such distributions remaining after our payment of taxes, Tax Receivable Agreement payments and expenses (any such portion, an “excess distribution”) will be made at the sole discretion of our Board. Our Board may change our dividend policy at any time. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
Tax Receivable Agreement

We are a party to the Tax Receivable Agreement with the TRA Parties, under which we generally are required to pay to the TRA Parties 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of (i) certain favorable tax attributes we acquired from certain entities treated as corporations for U.S. tax purposes that held LLC Units (the “Blocker Companies”) in connection with each of their mergers with and into a merger subsidiary created by us (and which survived such merger as a wholly owned subsidiary of Signify Health), after which each Blocker Company immediately merged into Signify Health (with each such merger into Signify Health having occurred simultaneously) (the “Mergers”) (including net operating losses, the Blocker Companies’ allocable share of existing tax basis and refunds of taxes attributable to pre-Merger tax periods), (ii) increases in our allocable share of existing tax basis and tax basis adjustments that may result from (x) future redemptions or exchanges of LLC Units by Continuing Pre-IPO LLC Members for cash or Class A common stock, (y) the contribution of LLC Units in exchange for shares of Class A common stock by New Mountain Partners V (AIV-C), LP and (z) certain payments made under the Tax Receivable Agreement and (iii) deductions in respect of interest and certain compensatory payments made under the Tax Receivable Agreement. These payment obligations are our obligations and not obligations of Cure TopCo. Our obligations under the Tax Receivable Agreement also apply with respect to any person who is issued LLC Units in the future and who becomes a party to the Tax Receivable Agreement. We do not anticipate making payments under the Tax Receivable Agreement until after the 2021 tax return has been finalized.

The Company, Cure TopCo and certain other parties thereto entered into a Tax Receivable Agreement and LLC Agreement Amendment, dated as of September 2, 2022 (the “TRA Amendment”) which (i) amends (x) the Tax Receivable Agreement among the Company, Cure TopCo and certain other parties thereto and (y) the Cure TopCo Amended LLC Agreement and (ii) provides for certain covenants regarding tax reporting and tax-related actions.

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

The foregoing description of the TRA Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the TRA Amendment which was filed as Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on September 6, 2022.

Customer Equity Appreciation Rights (“EAR”) Agreements

In each of December 2019 and September 2020, we entered into EAR agreements with one of our customers. Pursuant to the agreements, certain revenue targets were established for the customer to meet in the following three years. If they met those targets, they would retain the EAR. If they did not meet such targets, they would forfeit all or a portion of the EAR. Each EAR agreement allows the customer to participate in the growth in the fair market value of our equity and can only be settled in cash (or, under certain circumstances, in whole or in part with a replacement agreement containing substantially similar economic terms as the original EAR agreement) upon a change-in-control of us, other liquidity event, or upon approval of our Board with the consent of New Mountain Capital subject to certain terms and conditions. Each EAR will expire 20 years from the date of grant, if not previously settled.

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

We and our customer also agreed to extend our existing commercial arrangements through the middle of 2026 and established targets for the minimum number of IHEs to be performed on behalf of the customer each year (the “Volume Targets”). The EAR Amendments did not result in any incremental expense as the fair value at the time of modification did not exceed the fair value of the original December 2019 EAR and September 2020 EAR immediately prior to the modification. Accordingly, we continued to recognize the original grant date fair value of the 2019 EAR and 2020 EAR awards as a reduction to revenue.

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

As of December 31, 2022, due to the change in control and liquidity provisions of each EAR, cash settlement of the EARs is expected to occur following the close of the pending Merger and will be paid based on the $30.50 per share defined in the Merger Agreement. The grant date fair value of the December 2019 EAR was estimated to be $15.2 million and was recorded as a reduction of revenue through December 31, 2022, coinciding with the three-year performance period. The grant date fair value of the September 2020 EAR was estimated to be $36.6 million and was recorded as a reduction of revenue through December 31, 2022, coinciding with the 2.5-year performance period. As of December 31, 2022, the total combined estimated fair market value of the EARs, as amended, and EAR Letter Agreement was approximately $276.7 million. As of December 31, 2022, the original customer EAR agreements were both fully earned, with no forfeiture having occurred.
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

We define Adjusted EBITDA as net (loss) income before interest expense, loss from discontinued operations, loss on extinguishment of debt, income tax expense, depreciation and amortization and certain items of income and expense, including asset impairment, other (income) expense, net, transaction-related expenses, restructuring expenses, equity-based compensation, remeasurement of contingent consideration, SEU expense and non-recurring expenses. We believe that Adjusted EBITDA provides a useful measure to investors to assess our operating performance because it eliminates the impact of expenses that do not relate to ongoing business performance, and that the presentation of this measure enhances an investor’s understanding of the performance of our business.

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
Adjusted EBITDA increased by $41.9 million, or 25.9%, to $203.6 million for the year ended December 31, 2022 from $161.7 million for the year ended December 31, 2021. Adjusted EBITDA increased by $94.4 million, or 140.4%, to $161.7 million for the year ended December 31, 2021 from $67.3 million for the year ended December 31, 2020. The increase in both periods was primarily driven by the growth in IHE volume.

We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. We believe that Adjusted EBITDA Margin is helpful to investors in measuring the profitability of our operations on a consolidated basis. Adjusted EBITDA Margin increased approximately 50 basis points to 25.3% for the year ended December 31, 2022 from 24.8% for the year ended December 31, 2021. Adjusted EBITDA Margin increased approximately 980 basis points to 24.8% for the year ended December 31, 2021 from 14.9% for the year ended December 31, 2020.
The following table shows a reconciliation of net (loss) income to Adjusted EBITDA for the periods presented:

	Year ended December 31,
	2022	2021	2020

Net (loss) income	$(783.7)	$9.9	$(14.5)
(Loss) income from discontinued operations, net of tax	653.3	23.0	(25.1)
Interest expense	20.6	21.7	22.2
Loss on extinguishment of debt	—	5.0	—
Income tax (benefit) expense	(6.2)	13.7	0.9
Depreciation and amortization	53.8	41.8	35.8
Loss on impairment(a)	3.3	—	0.8
Other (income) expense(b)	195.8	2.8	9.0
Transaction-related expenses(c)	23.8	9.9	11.4
Restructuring expenses(d)	2.1	—	—
Equity-based compensation(e)	43.5	11.1	10.8
Customer equity appreciation rights(f)	26.0	19.7	12.4
Remeasurement of contingent consideration(g)	(30.5)	—	0.2
SEU Expense(h)	0.8	1.4	—
Non-recurring expenses(i)	1.0	1.7	3.4
Adjusted EBITDA	$203.6	$161.7	$67.3

(a) Loss on impairment is primarily related to assets acquired in a 2019 acquisition that underlie our Signify Community platform that we made the decision in 2022 to no longer offer.
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
(d) Represents restructuring expense related to our exit of our former Episodes of Care Wind-down segment. Restructuring expense includes severance and related employee costs, contract termination fees and professional services fees.
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
(g) Represents remeasurement of contingent consideration in 2022 related to potential payments due upon completion of certain performance targets in connection with the Caravan Health acquisition. As of December 31, 2022, the estimated fair value of the potential contingent consideration related to Caravan Health was reduced to zero as the estimated revenue, one of the two performance criteria required for achievement of the contingent consideration, was below the minimum threshold. In 2020, represents the remeasurement of contingent consideration due to the selling shareholders of Censeo Health, a business acquired in 2017, pending the resolution of an IRS tax matter. The matter was resolved in 2020.
(h) Represents compensation expense related to awards of synthetic equity units (“SEUs”) subject to time-based vesting. A limited number of SEUs were granted in 2020 and 2021 at the time of the IPO; no future grants of SEUs have been made. Compensation expense related to these awards is tied to the 30-trading day average price of our Class A common stock, and therefore is subject to volatility and may fluctuate from period to period until settlement occurs.
(i) Represents certain gains and expenses incurred that are not expected to recur, including those associated with the closure of certain facilities, one-time employee termination benefits and the early termination of certain contracts as well as one-time expenses associated with the COVID-19 pandemic.
Contractual Obligations and Commitments

Our material cash requirements include non-cancelable purchase commitments, lease obligations, debt and debt service, payments under the TRA and settlement of the outstanding customer EARs, among others. See Note 13 Long-Term Debt and Note 21 Commitments and Contingencies to our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K , and “—Indebtedness” and “—Customer Equity Appreciation Rights Agreements” for further details. In addition, as of December 31, 2022 we have approximately $23.9 million in non-cancelable commitments for the purchase of software, goods and services, of which $20.1 million is due within the next 12 months.

As of December 31, 2022, we had $345.6 million in outstanding debt under our 2021 Credit Agreement, including $3.5 million due within the next 12 months.

As of December 31, 2022, cash settlement related to the customer EARs is estimated to be $276.7 million. The estimated customer EAR liability is included in current liabilities on the consolidated balance sheet as of

December 31, 2022, reflecting our expectation that the Merger will close within the next 12 months, which would result in payment of the EAR liabilities.

The Tax Receivable Agreement became effective in connection with the Reorganization Transactions in February 2021. As of December 31, 2022, the estimated liability under the Tax Receivable Agreement was $59.1 million, and is expected to increase as LLC units are exchanged for shares of Class A common stock in the future. We anticipate making payments under the Tax Receivable Agreement during the first half of 2023, as we have finalized the 2021 corporate tax return, with payments being spread over at least a 15 year period.

We are obligated as a lessee under certain non-cancellable operating leases for several office and other facility locations, with expected total cash commitments over the remaining lease terms of $38.6 million as of December 31, 2022, of which $8.3 million is due within the next 12 months.

In February 2021, in connection with the IPO, the outstanding synthetic equity units were converted to synthetic common units and are eligible for a cash payment upon each vesting date based on the preceding 30-trading day average stock price of our Class A common stock. As of December 31, 2022, we expect to make payments to the employee holders of the synthetic equity units of approximately $2.4 million over the next 2 years based on the 30-day average price of our Class A common stock at December 31, 2022.

The Merger Agreement contains certain termination rights, whereby we may be obligated to pay Parent a termination fee. See “—Recent Developments and Factors Affecting Our Results of Operations —Pending Acquisition”. If the Merger Agreement were terminated in accordance with its terms, under certain specified circumstances, we would be required to pay Parent a termination fee in an amount equal to $228.0 million, including if the Merger Agreement is terminated due to our accepting a superior proposal or due to the Board changing its recommendation to our stockholders to vote to approve the Merger Agreement.

Additionally, we have entered into agreements with certain banks that provide that, upon closing of the Merger, we are obligated to pay an aggregate advisory fee of approximately $78.1 million. If the Merger is not consummated, we are obligated in certain circumstances to pay a breakage fee of approximately $36.5 million.

Customer Equity Appreciation Rights

Based on the acquisition value of the pending Merger and our current stock price, the value of the outstanding EAR agreements exceeded the minimum value established in the EAR Letter Agreement. As of December 31, 2022, the estimated customer EAR liability was included in current liabilities, reflecting our expectation that the Merger will close within the next 12 months, which would result in payment of the EAR liabilities. Upon closing of the Merger, we expect to make full payment of the EAR liability, which was approximately $276.7 million as of December 31, 2022.

Amendment to Tax Receivable Agreement

The Tax Receivable Agreement became effective in connection with the Reorganization Transactions in February 2021. The Company, Cure TopCo and certain other parties thereto entered into a Tax Receivable Agreement and LLC Agreement Amendment, dated as of September 2, 2022 (the “TRA Amendment”) which (i) amends (x) the Tax Receivable Agreement among the Company, Cure TopCo and certain other parties thereto and (y) the Cure TopCo Amended LLC Agreement and (ii) provides for certain covenants regarding tax reporting and tax-related actions.

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

In the event the Merger Agreement is terminated in accordance with its terms, (i) the TRA Amendment will become null and void ab initio (provided that any payments suspended as described above are required to be made), (ii) the TRA and the Cure TopCo Amended LLC Agreement will continue in full force and effect as if the TRA Amendment had never been executed (provided that any suspended payments as described above are required to be made), and (iii) all of the Company’s obligations under the Cure TopCo Amended LLC Agreement will continue in full force and effect as if the TRA Amendment had never been executed. As of December 31, 2022, the estimated liability under the Tax Receivable Agreement was $59.1 million.

The foregoing description of the TRA Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the TRA Amendment which was filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Company with the SEC on September 6, 2022.
Off-balance sheet arrangements

Except for certain letters of credit entered into in the normal course of business and certain unconsolidated variable interest entities (“VIEs”) related to Caravan Health as described in Note 6, Variable Interest Entities in the audited consolidated financial statements, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
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

Revenue generated from IHEs relates to the assessments performed either within the patient’s home, virtually or at a healthcare provider facility as well as certain in-home clinical evaluations performed by our mobile network of providers. Revenue is recognized when the IHEs are submitted to our customers on a daily basis. Submission to the customer occurs after the IHEs are completed and coded, a process which may take one to several days after completion of the evaluation. The pricing for the IHEs is generally based on a fixed transaction fee, which is directly linked to the usage of the service by the customer during a distinct service period. Customers are invoiced for evaluations performed each month and remit payment accordingly. Each IHE represents a single performance obligation for which revenue is recognized at a point in time when control is transferred to the customer upon submission of the completed and coded evaluation. Evaluations revenue also includes revenue related to diagnostic and preventative services we provide. Revenue from these services is primarily based on a fixed fee for such services and is recognized over time as the performance obligations are satisfied. Therefore, this revenue does not require significant estimates and assumptions by management.

The transaction price for certain of our IHEs is reduced by the grant date fair value of outstanding customer EARs. See “—Critical accounting policies—Customer Equity Appreciation Rights.”

Revenue generated from value-based care services primarily consists of revenue generated by our Caravan Health subsidiary through the provision of ACO enablement services, Caravan Health has multiple product and service offerings for customers around the management of the ACO model. These include, but are not limited to, population health software, analytics, practice improvement, compliance, and governance. The overall objective of the services provided is to help the customer receive shared savings from CMS. Caravan Health enters into arrangements with customers wherein we receive a contracted percentage of each customer’s portion of shared savings if earned. We recognize shared savings revenue as performance obligations are satisfied over time, commensurate with the recurring ACO services provided to the customer over a 12-month calendar year period. The shared savings transaction price is variable, and therefore, we estimate an amount we expect to receive for each 12-month calendar year performance obligation period.

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

The remaining sources of ACO enablement services revenue are recognized over time when, or as, the performance obligations are satisfied and are primarily based on a fixed fee or per member per month fee. Therefore, they do not require significant estimates and assumptions by management. See Note 7 Revenue Recognition to our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details regarding our revenue recognition policies.
Allowance for doubtful accounts

We continuously monitor collections and payments from our customers. We maintain an allowance for doubtful accounts based on the best facts available to us. We consider historical realization data, accounts receivable aging trends and other operational trends to estimate the collectability of receivables. After all reasonable attempts are made to collect a receivable, the receivable is written off against the allowance for doubtful accounts. As of December 31, 2022, we had an allowance for doubtful accounts of $8.8 million, which represented 5.6% of total accounts receivable, net. We continue to assess our receivable portfolio and collections in light of the current economic environment and its impact on our estimation of the adequacy of the allowance for doubtful accounts.

Equity-based compensation

We recognize equity-based compensation for all equity-based awards granted to employees based on the grant date fair value of the award. The resulting compensation expense is generally recognized on a straight-line basis over the requisite service period. Forfeitures are recognized as they occur.

Following our IPO in February 2021, equity awards have been issued to certain employees and our Board in the form of RSUs and/or stock options. RSUs are subject to time-based vesting and vest either on the one-year anniversary of the grant date or ratably over four years. The grant date fair value of RSUs is based on the closing stock price of our Class A common stock on the date of grant and is recognized as equity-based compensation expense over the vesting period. Stock options are subject to time-based vesting and vest ratably over three or four years. The grant date fair value of stock options is measured using a Black-Scholes model and is recognized as equity-based compensation expense over the vesting period.

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

We used the weighted average assumptions to estimate the fair value of stock options granted for the periods presented as follows.

	Year ended
	December 31, 2022	December 31, 2021
Expected term (years)	6.25	6.10
Expected volatility	55.3%	51.6%
Expected dividend yield	—	—
Weighted average risk-free interest rate	1.90%	0.80%
Weighted average grant date fair value	$7.75	$11.95

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

The grant date fair value of the profits interests was measured using a Monte Carlo option pricing model and is being recognized for awards subject to time-based vesting as equity-based compensation expense over the requisite service period. For those awards with performance-based vesting, the total cash on cash return of the private equity owners as defined in the award agreement must exceed certain multiples set forth in the award agreement in order to vest, and is also generally dependent upon the participant’s continued employment. The criteria associated with the performance-vesting criteria has not been probable to date. As such, we have not recorded any equity-based compensation expense related to the equity-based awards that are subject to performance-based vesting criteria only. In March 2022, 3,572,469 then outstanding Incentive Units subject to performance-based vesting criteria were amended to add an alternative two-year service-vesting condition to the performance-vesting criteria, which, through the effective date of the amendment, were considered not probable of occurring and therefore we had not previously recorded any expense related to these awards. The amended equity awards will now vest based on the satisfaction of the earlier to occur of 1) a two year service condition, with 50% vesting in each of March 2023 and March 2024 or 2) the achievement of the original performance vesting criteria. As a result of this amendment, which resulted in vesting that is considered probable of occurring, we began to record equity-based compensation expense for these amended equity awards in March 2022. The equity-based compensation expense related to these amended awards is based on the fair value as of the effective date of the amended equity awards and will be recorded over the two year service period.

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

The Monte Carlo simulation also requires additional inputs to estimate the grant date fair value of an award, including an assumption for expected volatility, expected dividend yield, risk-free rate and an expected life. Since we were historically privately held, we calculated expected volatility using comparable peer companies with publicly traded shares over a term similar to the expected term of the underlying award. At the time of grant, we had no intention to pay dividends on our common units, and therefore, the dividend yield percentage was zero. The risk-

free interest rate was based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the profits interests.

Profits interest awards granted during the year ended December 31, 2020 included the following weighted average assumptions (annualized percentages):

December 31, 2020
Expected volatility	41.6%
Expected dividend yield	—
Risk-free interest rate	1.3%
Expected life (years)	2.90

In addition, Remedy Partners historically maintained an equity incentive plan whereby certain employees and directors were granted stock options. In November 2019, at the conclusion of the Remedy Partners Acquisition, outstanding Remedy Partners stock options were converted to stock options in New Remedy Corp. No additional stock option grants were made following the Remedy Partners Acquisition until the 2021 LTIP was adopted in connection with our IPO. In connection with the IPO, these former stock options in New Remedy Corp. were converted into stock options in Signify Health, Inc. The conversion of the outstanding stock options did not result in any incremental expense as the number of stock options outstanding and the exercise price were both adjusted on a proportionate basis, and therefore, the fair value of the new award did not exceed the fair value of the previous award immediately prior to the modification. Except as described below with respect to the amended stock options,the outstanding stock options remain subject to their original vesting schedules and contractual terms. Accordingly, for those stock options we continue to recognize the original grant date fair value of these converted stock options. The original grant date fair value of the outstanding stock options was estimated using a Black-Scholes option-pricing model, which required the input of subjective assumptions, including estimated share price, volatility over the expected term of the awards, expected term, risk free interest rate and expected dividends, as described above. Expected volatility, expected dividend yield and risk-free interest rate were all calculated in similar ways for the Remedy Partners stock options as described above for the valuation of the profits interests. The expected term of the stock options represents the period the stock options were expected to be outstanding. We used the simplified method for estimating the expected term of the stock options.

As noted above, on March 1, 2022 our Board approved amendments to certain outstanding equity awards subject to performance-based vesting criteria. The equity awards were amended with an effective date of March 7, 2022, and included 817,081 then outstanding stock options (which were originally granted by Remedy Partners). The amendments added an alternative two-year service-vesting condition to the performance-vesting criteria, which, through the effective date of the amendment, were considered not probable of occurring and therefore we had not previously recorded any expense related to these awards. The amended equity awards will now vest based on the satisfaction of the earlier to occur of (1) a two year service condition, with 50% vesting in each of March 2023 and March 2024 or (2) the achievement of the original performance vesting criteria. As a result of this amendment, which results in vesting that is considered probable of occurring, we began to record equity-based compensation expense for these amended equity awards in March 2022. The equity-based compensation expense related to these amended awards is based on the Black-Scholes value as of the effective date of the amended equity awards, which was calculated as described above, and will be recorded over the two year service period.

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

The initial grant date fair values of the EARs were each estimated in a similar manner, subject to the same management assumptions, as described for equity-based compensation as the EARs are a form of equity-based award. However, since the EARs are granted to a customer, they are also subject to accounting guidance for revenue recognition. Accordingly, their initial grant date fair values are recorded as a reduction to the transaction price over the service period for the associated customer’s IHE services. Estimated changes in fair market value are recorded each accounting period based on management’s current assumptions related to the underlying valuation approaches. These changes in fair market value are recorded in other expense (income), net on the consolidated statement of operations. The methodology for measuring the fair value of the customer equity appreciation rights and the EAR Letter Agreement was changed from an option pricing model to a discounted time value model as of December 31, 2022 as a result of the pending Merger, see Note 3 Pending Acquisition to our audited consolidated financial statements included in Item 8 to this Annual Report on Form 10-K. The key assumptions in the valuation are the time to liquidity, which is estimated to be between three and five months based on the expected timing of the regulatory approvals of the transaction, and the annualized cost of debt discount rate, which we estimate to be 5.5% as of December 31, 2022. Based on the current equity value, the estimated fair value of the customer equity appreciation rights significantly exceeds the minimum value established in the EAR Letter Agreement, resulting in a de minimis value for the EAR Letter Agreement as of December 31, 2022. As of December 31, 2022, the full value of the EARs have been earned and no forfeitures have occurred.

Due to the change in control and liquidity provisions of each outstanding customer equity appreciation right, the customer EAR liabilities are classified as a current liability as cash settlement of the customer equity appreciation rights is expected to occur following the close of the pending Merger.
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

Acquisition-related contingent consideration is initially measured and recorded at its estimated fair value as an element of consideration paid in connection with an acquisition. Subsequent adjustments are recognized in SG&A expense in the consolidated statements of operations. We determine the initial fair value of acquisition-related contingent consideration, and any subsequent changes in fair value using a discounted probability weighted approach or a Black-Scholes option pricing model depending on the nature and terms of the contingent consideration. Both of these valuation approaches take into consideration certain unobservable inputs. The unobservable inputs include long-term financial forecasts, expected term until payout, volatility, discount rate, credit spread, and risk-free rate. The expected volatility and discount rate were calculated using comparable peer companies, adjusted, if needed for the acquired company’s operational leverage. The risk-free interest rate is based on the U.S. Treasury rates that are commensurate with the term of the contingent consideration.

The contingent consideration related to the Caravan Health acquisition is payable based on the achievement of certain performance criteria, one of which is revenue. Both performance criteria must be achieved for any payment to be due. As of December 31, 2022, the estimated fair value of contingent consideration decreased since the acquisition date as the estimated revenue for 2022 is below the threshold to earn any of the payment and therefore the likelihood of the defined revenue criteria being achieved is unlikely, see Note 14 to our audited consolidated financial statements included elsewhere in Item 8 of this Annual Report on Form 10-K for further information. While Caravan revenue for 2022 will not be deemed final until receipt of the final reconciliation from CMS in the second half of 2023, the performance period to earn the payment ended as of December 31, 2022. Therefore, no valuation technique was used, and based on observable inputs, the value of the contingent consideration is estimated to be zero as of December 31, 2022.
Recoverability of goodwill, intangible assets, and other long-lived assets subject to amortization

Goodwill is an asset which represents the future economic benefits which arise from the excess of the purchase price over the fair value of acquired net assets in a business combination, including the amount assigned to identifiable intangible assets. Goodwill is not amortized, but rather is tested for impairment annually, or more frequently whenever there are triggering events or changes in circumstances which indicate that the carrying value of the asset may not be recoverable and an impairment loss may have been incurred. As of December 31, 2022, we had goodwill of approximately $369.9 million, which represented 21.2% of our consolidated total assets. As of December 31, 2021, we had goodwill of approximately $170.4 million, which represented 8.0% of our consolidated total assets.

We assess goodwill for impairment at least annually, during the fourth quarter, and more frequently if indicators of impairment exist. Impairment testing for goodwill is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment if the component constitutes a business for which discrete financial information is available, and management regularly reviews the operating results of that component. As of December 31, 2022, we have a single reporting unit.

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

Given the significant cushion between the fair value and carrying value in the prior year, we performed a qualitative assessment in 2022 for goodwill and concluded that it is more likely than not that the fair value of the remaining reporting unit is greater than its carrying value amount.

We review the carrying value of other long-lived assets or groups of assets, including property and equipment, internally developed software costs and other intangible assets, to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Intangible assets with definite lives subject to amortization include customer relationships, acquired and capitalized software, and trade names. Acquired intangible assets are initially recorded at fair value and are amortized on a basis consistent with the timing and pattern of expected cash flows used to value the intangible asset, generally on a straight-line basis over the estimated useful life. Capitalized software is recorded for certain costs incurred for the development of internal-use software. These costs are amortized on a straight-line basis over the expected economic life of the software.

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

During the year ended December 31, 2022, we recorded an asset impairment charge of $3.3 million as a result of the decision to end our community service offering. We recorded an asset impairment of $0.8 million related to certain capitalized software during the year ended December 31, 2020 as a result of the discontinued use of certain software.
Income taxes

We are organized as a C Corporation and own a controlling interest in Cure TopCo which is organized as a partnership for tax purposes. In addition, Cure TopCo wholly owns C Corporations, and other C Corporations are consolidated for GAAP purposes pursuant to the variable interest entity rules. For partnership and disregarded entities, taxable income and the resulting liabilities are allocated among the owners of the entities and reported on the tax filings for those owners. We record income tax (benefit) expense, deferred tax assets, and deferred tax liabilities only for the items for which we are responsible for making payments directly to the relevant tax authority.

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
Recent accounting pronouncements

Below is a description of certain recent accounting pronouncements that have had or may have an impact on our financial statements. See Note 2 to our audited consolidated financial statements included elsewhere in Item 8 of this Annual Report on Form 10-K for further information.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASC 842”) which requires lessees to recognize leases on the balance sheet by recording a right-of-use asset and lease liability. This guidance was effective for non-public entities (as well as public entities that were emerging growth companies, like us) for annual reporting periods beginning after December 15, 2021. We adopted this new guidance as of January 1, 2022 and applied the transition option, whereby prior comparative periods are not retrospectively presented in the consolidated financial statements. We elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and the lessee practical expedient to combine lease and non-lease components for all asset classes. We made a policy election to not recognize right-of-use assets and lease liabilities for short-term leases for all asset classes. See Note 9 to our audited consolidated financial statements included elsewhere in Item 8 of this Annual Report on Form 10-K for further information.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”) which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. ASU 2021-08 is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. We elected to early adopt this new guidance for interim periods in 2022 beginning with the Caravan Health acquisition on March 1, 2022. We measured the acquired contract assets and liabilities in accordance with Topic 606. See Note 5 to our audited consolidated financial statements included elsewhere in Item 8 of this Annual Report on Form 10-K for further information.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance (“ASU 2021-10”) which requires annual disclosures that increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. ASU 2021-10 was effective for all entities for fiscal years beginning after December 31, 2021. We adopted this new guidance as of January 1, 2022. See Note 21 to our audited consolidated financial statements included elsewhere in Item 8 of this Annual Report on Form 10-K for further information.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”) which introduced the current expected credit losses methodology for estimating allowances for credit losses. ASU 2016-13 applies to all financial instruments carried at amortized cost and off-balance-sheet credit exposures not accounted for as insurance, including loan commitments, standby letters of credit, and financial guarantees. The new accounting standard does not apply to trading assets, loans held for sale, financial assets for which the fair value option has been elected, or loans and receivables between entities under common control. ASU 2016-13 is effective for non-public entities (as well as public entities that were emerging growth companies, like us) for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We will adopt this guidance as of January 1, 2023 with no significant impact to our financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of our business activities, we are exposed to market risks that are beyond our control and which may have an adverse effect on the value of our financial assets and liabilities, future cash flows and earnings. The market risks that we are exposed to primarily relate to changes in interest rates associated with our long-term debt obligations and cash and cash equivalents.

At December 31, 2022, we had total variable rate debt outstanding under our Credit Agreement of $345.6 million. If the effective interest rate of our variable rate debt outstanding as of December 31, 2022 were to increase by 100 basis points, or 1%, our annual interest expense would increase by approximately $3.5 million.

At December 31, 2022, our total unrestricted cash and cash equivalents were $466.1 million. Throughout the year, we invest any excess cash in short-term investments, primarily money market accounts, where returns effectively reflect current interest rates. As a result, market interest rate changes may impact our interest income. The impact will depend on variables such as the magnitude of rate changes and the level of excess cash balances. We do not consider this risk to be material. We manage such risk by continuing to evaluate the best investment rates available for short-term, high-quality investments.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Signify Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Signify Health, Inc. and subsidiaries
(the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders' / members' equity, and cash flows, for each of the three years in the period ended
December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the
results of its operations and its cash flows for each of the three years in the period ended December 31,
2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight
Board (United States) (PCAOB), the Company's internal control over financial reporting as of December
31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the
Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27,
2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the
Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2)
involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes – Realizability of Deferred Tax Assets – Refer to Notes 2 and 22 to the financial statements

Critical Audit Matter Description

Signify Health, Inc. (the “Company” which refers to Signify Health, Inc. and its consolidated subsidiaries) is subject to U.S. federal, state, and local income taxes with respect to its taxable income, including its allocable share of any taxable income of Cure TopCo LLC (Cure TopCo), in which it owns a controlling interest, and is taxed at prevailing corporate tax rates. Cure TopCo is a multiple member limited liability company taxed as a partnership and accordingly, any taxable income generated by Cure TopCo is passed through to and included in the taxable income of its members, including the Company. As a result of the current tax structure, the Company has significant deferred tax assets resulting from an outside basis difference in the investment in Cure TopCo. The Company recognizes deferred income taxes for temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. A valuation allowance is established to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of deferred tax assets depends on the existence of sufficient taxable income of the appropriate character prior to expiration. Sources of taxable income include future reversals of deferred tax assets and liabilities, expected future taxable income, taxable income in prior carryback years if permitted under the tax law, and tax planning strategies. Management has determined that it is more likely than not that a portion of its deferred tax assets will not be realizable, therefore, a valuation allowance of $25.3 million has been recorded to offset the Company’s gross deferred tax assets of $132.6 million as of December 31, 2022.

We identified the realizability of deferred tax assets as a critical audit matter because auditing this management’s estimate required a high degree of auditor judgment, including the need to involve our income tax specialists, when performing procedures to audit how management's assumptions may be affected by the future operations of the Company, market, and/or economic conditions. Given the
Company’s tax structure and significant judgments and estimates made by management in its evaluation, including estimates of future taxable income, cumulative results of operations in recent years, and the respective carryforward periods of tax attributes available to date, auditing the realizability of the Company’s deferred tax assets is complex.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the realizability of the deferred tax assets included, among other things, the following:

•We tested the effectiveness of controls over the valuation allowance of deferred tax assets.
•We evaluated the reasonableness of the methods, assumptions, and judgments used by management to determine whether the deferred tax assets would be realized in the future.
•We evaluated the reasonableness of management's assessment of the significance and weighting of negative evidence and positive evidence that is objectively verifiable.
•With the assistance of our income tax specialists, we evaluated whether the sources of the management’s estimated future taxable income were of appropriate character and sufficient to utilize the deferred tax assets under the relevant tax law prior to expiration.
•We evaluated the Company’s earnings history, including the effects of seasonality, along with management’s identification and quantification of nonrecurring items used to adjust historical losses to determine if such amounts were reasonable and consistent with evidence obtained in other areas of the audit.
•We evaluated whether the projections of future taxable income were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

Stamford, Connecticut
February 27, 2023

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Signify Health, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Signify Health, Inc. and subsidiaries (the
“Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated
Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control —
Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight
Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended
December 31, 2022, of the Company and our report dated February 27, 2023, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Caravan Health, which was acquired on March 1, 2022, and whose financial statements constitute approximately 3% of total assets
(excluding the goodwill and intangible assets related to Caravan Health as the goodwill and intangible assets were subject to management’s assessment of internal control over financial reporting) and approximately 4% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at Caravan Health.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Stamford, Connecticut
February 27, 2023

Consolidated Balance Sheets (in millions, except shares)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$466.1	$678.5
Accounts receivable, net	156.4	117.1
Contract assets	26.6	1.5
Restricted cash	27.3	—
Prepaid expenses and other current assets	27.3	13.8
Current assets of discontinued operations	92.8	189.7
Total current assets	796.5	1,000.6

Property and equipment, net	21.9	21.5
Goodwill	369.9	170.4
Intangible assets, net	418.3	352.6
Operating lease right-of-use assets	22.3	—
Deferred tax assets	106.0	38.8
Other assets	9.2	11.0
Noncurrent assets of discontinued operations	—	532.3
Total assets	$1,744.1	$2,127.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$84.1	$54.7
Contract liabilities	4.4	5.1
Current maturities of long-term debt	3.5	3.5
Current Customer EAR liability	276.7	—
Current tax receivable agreement liability	5.1	—
Other current liabilities	10.3	7.7
Current liabilities of discontinued operations	106.3	112.1
Total current liabilities	490.4	183.1

Long-term debt	333.1	334.9
Customer EAR liability	—	48.6
Tax receivable agreement liability	54.0	56.3
Deferred tax liabilities	19.6	—
Noncurrent operating lease liabilities	25.5	—
Other noncurrent liabilities	0.9	10.0
Noncurrent liabilities of discontinued operations	—	1.4
Total liabilities	923.5	634.3

Commitments and Contingencies (Note 21)

Class A common stock, par value $0.01 (178,788,530 and 170,987,365 issued and outstanding at December 31, 2022 and December 31, 2021, respectively)	1.8	1.7
Class B common stock, par value $0.01 (57,582,759 and 56,838,744 issued and outstanding at December 31, 2022 and December 31, 2021, respectively)	0.6	0.6
Additional paid-in capital	1,182.5	1,101.3
(Accumulated deficit) Retained earnings	(557.5)	19.7
Contingently redeemable noncontrolling interest	193.2	369.6
Total stockholders' equity	820.6	1,492.9

Total liabilities and stockholders' equity	$1,744.1	$2,127.2

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Operations
(in millions, except shares and per share amounts)

	Year ended December 31,
	2022	2021	2020
Revenue	$805.5	$653.1	$450.6

Operating expenses
Service expense (exclusive of depreciation and amortization shown below)	440.4	351.5	265.0
Selling, general and administrative expense (exclusive of depreciation and amortization, shown below)	202.3	173.8	145.1
Transaction-related expenses	23.8	9.9	11.4
Restructuring expenses	2.1	—
Loss on impairment	3.3	—	0.8
Depreciation and amortization	53.8	41.8	35.8
Total operating expenses	725.7	577.0	458.1

Income (loss) from continuing operations	79.8	76.1	(7.5)

Interest expense	20.6	21.7	22.2
Loss on extinguishment of debt	—	5.0	—
Other (income) expense	195.8	2.8	9.0
Other (income) expense, net	216.4	29.5	31.2

(Loss) income from continuing operations before income taxes	(136.6)	46.6	(38.7)
Income tax (benefit) expense	(6.2)	13.7	0.9
Net (loss) income from continuing operations	(130.4)	32.9	(39.6)
(Loss) income from discontinued operations, net of tax	(653.3)	(23.0)	25.1
Net (loss) income	(783.7)	9.9	(14.5)
Net loss attributable to pre-Reorganization period	—	(17.2)	(14.5)
Net (loss) income attributable to noncontrolling interest	(206.9)	7.4	—
Net (loss) income attributable to Signify Health, Inc.	$(576.8)	$19.7	$—

(Loss) earnings per share of Class A common stock - continuing operations
Basic	$(0.55)	$0.20	NM
Diluted	$(0.55)	$0.19	NM
Weighted average shares of Class A common stock outstanding
Basic	176,293,666	168,662,126	NM
Diluted	176,293,666	172,064,800	NM

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
(in millions, except shares)

	Class A common - Shares	Class A common stock	Class B common - Shares	Class B common stock	Additional paid-in capital	Non-controlling interest	Retained earnings (Accumulated deficit)	Total equity
Balance at January 1, 2022	170,987,365	$1.7	56,838,744	$0.6	$1,101.3	$369.6	$19.7	$1,492.9
Adoption of new accounting standard	—	—	—	—	—	—	(0.4)	(0.4)
Equity-based compensation	—	—	1,248,188	—	17.9	29.1	—	47.0
Vesting of restricted stock units, net of shares withheld to cover payroll taxes	160,212	—	—	—	(0.6)	—	—	(0.6)
Proceeds from exercises of stock options	2,182,545	—	—	—	7.1	2.3	—	9.4
Issuance of Class A common stock under stock purchase plan	192,101	—	—	—	2.2	0.7	—	2.9
Tax payments on behalf of non-controlling interest	—	—	—	—	—	(6.5)	—	(6.5)
Exchange of LLC units	504,173	—	(504,173)	—	2.3	(2.3)	—	—
Equity impact of tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges	—	—	—	—	(0.4)	—	—	(0.4)
Issuance of Class A common stock in connection with Caravan Health acquisition, net of tax	4,762,134	0.1	—	—	52.7	7.2	—	60.0
Net loss	—	—	—	—	—	(206.9)	(576.8)	(783.7)
Balance at December 31, 2022	178,788,530	$1.8	57,582,759	$0.6	$1,182.5	$193.2	$(557.5)	$820.6

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
(in millions, except shares)

	Cure TopCo, LLC (Prior to Reorganization Transactions)	Signify Health, Inc. Stockholders' Equity
	Members' Equity	Class A common - Shares	Class A common stock	Class B common - Shares	Class B common stock	Additional paid-in capital	Non-controlling interest	Retained earnings (Accumulated deficit)	Total equity
Balance at January 1, 2020	$957.6	—	—	—	—	—	—	—	$957.6
Repurchase of member units	(56.9)	—	—	—	—	—	—	—	(56.9)
Member distributions	(8.2)	—	—	—	—	—	—	—	(8.2)
Equity-based compensation	12.1	—	—	—	—	—	—	—	12.1
Proceeds from exercises of stock options	3.5	—	—	—	—	—	—	—	3.5
Tax refunds received on behalf of New Remedy Corp	1.0	—	—	—	—	—	—	—	1.0
Repurchase of stock on behalf of New Remedy Corp	(0.6)	—	—	—	—	—	—	—	(0.6)
Net loss	(14.5)	—	—	—	—	—	—	—	(14.5)
Balance at December 31, 2020	$894.0	—	$—	—	$—	$—	$—	$—	$894.0
Net loss prior to Reorganization Transactions	(17.2)	—	—	—	—	—	—	—	(17.2)
Equity-based compensation prior to Reorganization Transactions	0.9	—	—	—	—	—	—	—	0.9
Impact of Reorganization Transactions and IPO
Initial effect of the Reorganization Transactions and IPO on noncontrolling interests	(877.7)	140,758,464	1.4	57,613,676	0.6	620.8	254.9	—	—
Contribution of New Remedy Corp to Signify Health Inc.	—	—	—	—	—	(26.0)	—	—	(26.0)
Issuance of Class A common stock in IPO, net of issuance costs	—	27,025,000	0.3	—	—	479.0	125.3	—	604.6
Deferred tax adjustment related to Reorganization and tax receivable agreement	—	—	—	—	—	3.7	—	—	3.7
Class B subscription fee receivable	—	—	—	—	—	0.6	—	—	0.6
Post- IPO activity
Equity-based compensation subsequent to Reorganization Transactions	—	—	—	1,232,743	—	5.9	6.4	—	12.3
Proceeds from exercises of stock options	—	1,033,101	—	—	—	2.9	1.0	—	3.9
Issuance of Class A common stock under stock purchase plan	—	163,125	—	—	—	1.5	0.5	—	2.0
Tax payments on behalf of non-controlling interest	—	—	—	—	—	—	(13.3)	—	(13.3)
Exchange of LLC units	—	2,007,675	—	(2,007,675)	—	12.6	(12.6)	—	—
Equity impact of tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges	—	—	—	—	—	0.3	—	—	0.3
Net income subsequent to Reorganization Transactions	—	—	—	—	—	—	7.4	19.7	27.1
Balance at December 31, 2021	$—	170,987,365	$1.7	56,838,744	$0.6	$1,101.3	$369.6	$19.7	$1,492.9
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows (in millions)

	Year ended December 31,
	2022	2021	2020
Operating activities from continuing operations
Net (loss) income from continuing operations	$(130.4)	$32.9	$(39.6)
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	53.8	41.8	35.8
Loss on impairment	3.3	—	0.8
Equity-based compensation	43.9	11.3	10.8
Customer equity appreciation rights	26.0	19.7	12.4
Remeasurement of customer equity appreciation rights	202.1	7.3	9.2
Amortization of deferred financing fees	2.2	2.5	1.8
Amortization of right-of-use assets	5.3	—	—
Loss on extinguishment of debt	—	5.0	—
Remeasurement of contingent consideration	(30.5)	—	0.2
Payment of contingent consideration	—	—	(1.8)
Deferred income taxes	(30.6)	(0.3)	—
Tax Receivable Agreement liability adjustment	—	(4.0)	—
Other	0.1	—	0.3
Changes in operating assets and liabilities:
Accounts receivable	(37.7)	(29.8)	(44.3)
Prepaid expenses and other current assets	(12.2)	(0.6)	(9.0)
Contract assets	(15.3)	(1.5)	—
Other assets	1.7	0.1	(0.8)
Accounts payable and accrued expenses	27.9	(9.3)	37.2
Contract liabilities	(0.7)	3.8	1.4
Other current liabilities	(5.0)	1.5	2.8
Noncurrent operating lease liabilities	(5.7)	—	—
Other noncurrent liabilities	(0.2)	(2.6)	7.0
Net cash provided by operating activities from continuing operations	98.0	77.8	24.2

Investing activities from continuing operations
Capital expenditures - property and equipment	(8.0)	(6.7)	(13.9)
Capital expenditures - internal-use software development	(20.3)	(15.0)	(13.5)
Purchase of long-term investment	(0.3)	(5.0)	(1.0)
Business combinations, net of cash acquired	(190.5)	—	—
Net cash used in investing activities from continuing operations	(219.1)	(26.7)	(28.4)

Financing activities from continuing operations
Repayment of long-term debt	(3.5)	(413.4)	(2.8)
Proceeds from issuance of long-term debt	—	350.0	140.0
Repayment of borrowings under revolving credit facility	—	—	(92.0)
Proceeds from borrowings under revolving credit facility	—	—	92.0
Repayments of borrowings under financing agreement	(0.5)	(0.5)	(0.2)
Proceeds from borrowings under financing agreement	—	—	0.6
Payment of contingent consideration	—	—	(38.2)
Payment of debt issuance costs	—	(9.2)	(5.1)
Distributions to/on behalf of non-controlling interest members	(6.5)	(13.0)	(8.2)
Proceeds from IPO, net	—	604.5	—
Refunds (payments) of taxes on behalf of New Remedy Corp	—	0.1	1.0
Repurchase of member units	—	—	(56.9)
Proceeds related to the issuance of common stock under stock plans	11.7	5.9	2.9
Net cash provided by financing activities from continuing operations	1.2	524.4	33.1

Discontinued operations:
Total (used in) provided by operating activities	(66.1)	52.1	19.3
Total used in investing activities	(3.0)	(7.3)	(21.4)
Total used in financing activities	—	(13.1)	—
(Decrease) increase in cash, cash equivalents and restricted cash from discontinued operations	(69.1)	31.7	(2.1)

(Decrease) increase in cash, cash equivalents and restricted cash	(189.0)	607.2	26.8
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows (in millions)

Cash, cash equivalents and restricted cash - beginning of period	678.5	72.6	27.7
Cash, cash equivalents and restricted cash discontinued operations - beginning of period	5.7	4.4	22.5
Cash, cash equivalents and restricted cash - end of period	495.2	684.2	77.0
Less: Cash, cash equivalents and restricted cash discontinued operations - end of period	1.8	5.7	4.4
Cash, cash equivalents and restricted cash continuing operations- end of period	$493.4	$678.5	$72.6

Supplemental disclosures of cash flow information
Cash paid for interest	$18.3	$20.0	$19.3
Cash payments, net of refunds, for taxes	16.7	7.3	0.5
Noncash transactions
Capital expenditures not yet paid	0.5	0.7	0.5
Assumption of liabilities from New Remedy Corp	—	26.0	—
Issuance of common stock related to acquisition	60.0	—	—
Items arising from LLC interest ownership exchanges:
Establishment of liabilities under tax receivable agreement	2.8	5.0	—
Deferred tax asset	2.5	9.4	—
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

We are a healthcare platform that leverages advanced analytics, technology, and nationwide healthcare provider networks to create and power value-based payment programs. Our customers primarily include health plans and healthcare providers. We operate in the value-based healthcare payment industry offering a suite of total cost of care enablement services, including, among others, in-home health evaluations (“IHEs”) performed either within the patient’s home, virtually or at a healthcare provider facility, diagnostic & preventive services, ACO enablement services, provider enablement services, 340B referrals and return to home services. IHEs are health evaluations performed by a clinician in the home to support payors’ participation in Medicare Advantage and other government-run managed care plans. ACOs are an alternative payment model where a range of providers take responsibility for the cost of a patient’s healthcare over the course of a year with the goal of improving quality and operational efficiency and sharing in any savings achieved as a result of such coordination. Our ACO services are intended to help our clients generate and receive shared savings. These services include, but are not limited to, population health software, analytics, practice improvement, compliance, and governance.

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

On March 1, 2022, we acquired Caravan Health, Inc. (“Caravan Health”), see Note 5 Business Combinations. Caravan Health has allowed us to expand our total cost of care enablement services. Total cost of care enablement services include multiple services around the management of total cost of care payment models, such as Accountable Care Organizations (“ACOs”), where our clients take responsibility for the cost of a patient’s healthcare over the course of a year.

On July 7, 2022, we announced our plans to exit our Episodes of Care business, as described in Note 20 Restructuring Activities. As of December 31, 2022, we had ceased operations of the former Episodes of Care business. See Note 4 Discontinued Operations for further details on the exit of our former Episodes of Care Wind-down segment

On September 2, 2022, we entered into an Agreement and Plan of Merger with CVS Pharmacy, Inc., a Rhode Island corporation. See Note 3 Pending Acquisition.
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

As of December 31, 2022, we owned approximately 75.6% of the economic interest in Cure TopCo. The non-controlling interest, consisting of certain pre-IPO members who retained their equity ownership in Cure TopCo subsequent to the Reorganization Transactions, owned the remaining 24.4% economic interest in Cure TopCo.
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

Unless otherwise specified, disclosures in these Consolidated Financial Statements reflect continuing operations only. Certain prior period amounts, primarily related to discontinued operations, have been reclassified in the Consolidated Financial Statements and accompanying notes to conform to the current period presentation. See Note 4 Discontinued Operations, for further information. As a result of the discontinued operations of the former Episodes of Care Wind-down segment, segment information is not presented as our continuing operations are a single operating segment.

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

The Consolidated Financial Statements include the accounts and financial statements of our wholly-owned subsidiaries and variable interest entities (“VIE”s) where we are the primary beneficiary. See Note 6 Variable Interest Entities. Results of operations of VIEs are included from the dates we became the primary beneficiary.

All intercompany balances and transactions have been eliminated in consolidation.

Discontinued Operations
We report financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the abandonment or disposal of a component represents a strategic shift that will have a major effect on our operations and financial results. See Note 4 Discontinued Operations.

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

Notes to the Consolidated Financial Statements

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

Restricted Cash
For the 2023 performance period of the MSSP program, Caravan Health will secure and have sole authority over all aspects of the repayment mechanism reserve for two ACOs in exchange for a higher percentage of savings. We were required to fund the repayment mechanism for the 2023 performance period during the year ended December 31, 2022. The cash is held in an escrow account which we have access to and authority over, and which will ultimately be returned to us if shared savings are earned across the ACO participants during the 2023 performance period. During the year ended December 31, 2022, we initially funded approximately $22.1 million and the ACO members contributed an additional $5.0 million. Therefore, we held $27.3 million in an escrow account, included as restricted cash on the Consolidated Balance Sheets as of December 31, 2022.

The following table reconciles cash, cash equivalents, and restricted cash per the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:

	December 31, 2022	December 31, 2021
	(in millions)
Cash and cash equivalents	$466.1	$678.5
Restricted cash	27.3	—
Total cash, cash equivalents, and restricted cash	$493.4	$678.5

Accounts Receivable
Accounts receivable primarily consist of amounts due from customers and are stated at their net realizable value. Management evaluates all accounts periodically and an allowance is established based on the latest information available to management. Management considers historical realization data, accounts receivable aging trends and other operational trends to estimate the collectability of receivables. After all reasonable attempts to collect a receivable have been exhausted, the receivable is written off against the allowance for doubtful accounts. As of December 31, 2022 and December 31, 2021, we had an allowance for doubtful accounts of $8.8 million and $7.6 million, respectively.

Prepaid Expenses
Prepaid expenses consist primarily of prepaid insurance and other expenses paid in advance, but for which the services are incurred in the future. The portion of prepaid expenses related to services beyond 12 months from the date of the financial statements is included in other assets on the Consolidated Balance Sheets.

Property and Equipment
Property and equipment are stated at cost, net of salvage value, if applicable, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset. When property and equipment are sold or otherwise disposed of, the costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized in operating income. See Note 8 Property and Equipment.

The estimated useful lives used in computing depreciation and amortization are as follows:

Estimated Useful Life
Leasehold improvements	Shorter of lease term or asset life
Computer equipment and software	3 - 5 years
Furniture and fixtures	3 - 7 years

Notes to the Consolidated Financial Statements

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

We are permitted to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment can support the conclusion that it is more likely than not that the fair value of a reporting unit is greater than its carrying value amount, then we would not need to perform the quantitative impairment test. If the qualitative assessment cannot support such a conclusion, or we do not elect to perform the qualitative assessment, then we perform a quantitative assessment and compare the fair value of the reporting unit to its carrying value, including goodwill. We estimate the fair value of a reporting unit using either an income approach, a market valuation approach, a transaction valuation approach or a blended approach. We recognize an impairment charge equal to the excess, if any, of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

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

We review the carrying value of long-lived assets or groups of assets, including property and equipment, internally-developed software costs and intangible assets, to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We assess the recoverability of an asset or group of assets by determining whether the carrying value of the asset or group of assets exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the asset or the primary asset in the group of assets. If such testing indicates the carrying value of the asset or group of assets is not recoverable, we estimate the fair value of the asset or group of assets using various valuation methodologies, including discounted cash flow models, and quoted market values, as necessary. If the fair value of those assets or groups of assets is less than the carrying value, we record an impairment loss equal to the excess of the carrying value over the estimated fair value. See Note 10 Intangible Assets for details of any impairment losses recognized.

Notes to the Consolidated Financial Statements

Revenue Recognition
We recognize revenue as the control of promised services is transferred to our customers and we generate all of our revenue from contracts with customers. The amount of revenue recognized reflects the consideration to which we expect to be entitled in exchange for these services. The measurement and recognition of revenue requires us to make certain judgments and estimates. See Note 7 Revenue Recognition for further details.

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

Advertising and Marketing Costs
Advertising and marketing costs are included in SG&A and are expensed as incurred. Advertising and marketing costs totaled $0.7 million, $0.9 million and $1.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Notes to the Consolidated Financial Statements

For partnership and disregarded entities, taxable income and the resulting liabilities are allocated among the owners of the entities and reported on the tax filings for those owners. We record income tax (benefit) expense, deferred tax assets, and deferred tax liabilities only for the items for which we are responsible for making payments directly to the relevant tax authority.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities by reporting entity and are measured using the enacted tax rates and laws expected to be in effect when such differences are expected to reverse. Such temporary differences are reflected as deferred tax assets and deferred tax liabilities on the Consolidated Balance Sheets. A deferred tax asset is recognized if it is more likely than not that a tax benefit will be realized.

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

Following our IPO in February 2021, equity awards have been issued to certain employees and our Board in the form of RSUs and/or stock options. RSUs are subject to time-based vesting and vest either on the one-year anniversary of the grant date or ratably over four years. The grant date fair value of RSUs is based on the closing stock price of our Class A common stock on the date of grant and is recognized as equity-based compensation expense over the vesting period. Stock options are subject to time-based vesting and vest ratably over three or four years. The grant date fair value of stock options is measured using a Black-Scholes model and is recognized as equity-based compensation expense over the vesting period.

Prior to our IPO in February 2021, equity-based compensation included amounts related to awards that were profits interests. The determination of equity-based compensation expense related to profits interests was calculated based on an option pricing model as of the grant date. The determination of equity-based compensation expense related to stock options in New Remedy Corp, a predecessor entity, was calculated using a Black-Scholes option pricing model and is affected by the estimated share price, volatility over the expected term of the awards, expected term, risk free interest rate and expected dividends.

Customer Equity Appreciation Rights
In December 2019 and September 2020, we entered into equity appreciation rights (EAR) agreements with one of our customers.

The initial grant date fair value of the EARs were estimated in a similar manner, subject to the same management assumptions, as described for equity-based compensation (See Note 17 Equity-Based Compensation) as the EARs are a form of equity-based award. However, since the EARs were granted to a customer, they are also subject to accounting guidance for revenue recognition. Accordingly, their initial grant date fair values were recorded as a reduction to the transaction price over the service period for the associated customer’s in-home evaluations (“IHE”) services. Forfeitures, if any, as a result of annual purchase commitments not being met, will be recognized as a

Notes to the Consolidated Financial Statements

reduction of the contra revenue thereby increasing net revenue in the period the forfeiture occurs. As of December 31, 2022, the two original EAR agreements had been fully earned, with no forfeitures having occurred.

On December 31, 2021, we entered into an amendment of the EARs, which did not result in any incremental expense as the fair value at the time of modification did not exceed the fair value of the original December 2019 EAR and September 2020 EAR immediately prior to the modification. Accordingly, we continue to recognize the original grant date fair value of the 2019 EAR and 2020 EAR awards as a reduction to revenue. See Note 21 Commitments and Contingencies.

On December 31, 2021, we also entered into a letter agreement with the same customer the original EARs are outstanding with, introducing a minimum amount to be paid under the original customer EARs. This letter agreement was determined to be a separate equity-linked instrument, independent from the original EARs. Similar to the original EARs, we record the initial grant date fair value as a reduction to revenue over the performance period, beginning in 2022.

As the awards will ultimately be settled in cash, they are classified as liabilities. Estimated changes in fair market value are recorded each accounting period based on management’s current assumptions related to the underlying valuation approaches as other (income) expense, net on the Consolidated Statement of Operations.

Earnings (loss) Per Share
Basic earnings (loss) per share of continuing operations of Class A common stock is computed by dividing net income (loss) of continuing operations attributable to Signify Health by the weighted-average number of shares of Class A common stock outstanding during the period. Basic earnings (loss) per share of discontinued operations of Class A common stock is computed by dividing net income (loss) of discontinued operations attributable to Signify Health by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share of continuing operations of Class A common stock is computed by dividing net income (loss) of continuing operations attributable to Signify Health by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. Diluted earnings (loss) per share of discontinued operations of Class A common stock is computed by dividing net income (loss) of discontinued operations attributable to Signify Health by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. Earnings (loss) per unit for the period prior to the IPO resulted in values that would not be meaningful to the users of these audited Consolidated Financial Statements due to the significant nature of the Reorganization Transactions on the capital structure. Therefore, earnings (loss) per unit information has not been presented for the year ended December 31, 2020.

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

Fair Value Measurement
We disclose the fair value of financial instruments based on the following fair value hierarchy:

•Level 1 — Quoted prices in active markets for identical assets or liabilities

Notes to the Consolidated Financial Statements

•Level 2 — Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability

•Level 3 — Inputs that are unobservable for the asset or liability based on our evaluation of the assumptions market participants would use in pricing the asset or liability

We may be required to pay additional consideration in relation to certain acquisitions based on certain future events. Acquisition-related contingent consideration is initially measured and recorded at fair value as an element of consideration paid in connection with an acquisition with subsequent adjustments recognized in SG&A expense in the Consolidated Statements of Operations. We determine the initial fair value of acquisition-related contingent consideration using a discounted probability-weighted approach. This approach takes into consideration Level 3 unobservable inputs including probability assessments of expected future cash flows over the period in which the obligation is expected to be settled and applies a discount factor that captures the uncertainties associated with the obligation. Changes in these unobservable inputs could significantly impact the fair value of the obligation recorded in the accompanying Consolidated Financial Statements.

We have entered into EAR agreements and a Letter Agreement with one of our customers which will ultimately be settled in cash. The EARs and Letter Agreement were initially measured and recorded at fair value with subsequent adjustments recognized in other (income) expense, net. We determine the fair value of the EARs and Letter Agreement quarterly using certain Level 3 unobservable inputs. Changes in these unobservable inputs could significantly impact the fair value of the obligation recorded in the accompanying Consolidated Financial Statements.

Government Grants/Assistance
Government grants are recognized as a reduction of the related expenses in the Consolidated Statements of Operations when the conditions of the grants are substantially met and there is reasonable assurance that the grants will be received. See Note 21 Commitments and Contingencies.

Recent Accounting Pronouncements

Recently Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASC 842”) which requires lessees to recognize leases on the balance sheet by recording a right-of-use asset and lease liability. This guidance was effective for non-public entities (as well as public entities that were emerging growth companies, like us) for annual reporting periods beginning after December 15, 2021. We adopted this new guidance as of January 1, 2022 and applied the transition option, whereby prior comparative periods are not retrospectively presented in the consolidated financial statements. We elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and the lessee practical expedient to combine lease and non-lease components for all asset classes. We made a policy election to not recognize right-of-use assets and lease liabilities for short-term leases for all asset classes. See Note 9 Leases.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”) which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. ASU 2021-08 is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. We elected to early adopt this new guidance for interim periods in 2022 beginning with the Caravan Health acquisition on March 1, 2022. We measured the acquired contract assets and liabilities in accordance with Topic 606. See Note 5 Business Combinations.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance (“ASU 2021-10”) which requires annual disclosures that increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model,

Notes to the Consolidated Financial Statements

including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. ASU 2021-10 was effective for all entities for fiscal years beginning after December 31, 2021. We adopted this new guidance as of January 1, 2022. See Note 21 Commitments and Contingencies.

Pending Adoption

We were an “emerging growth company” under the Jumpstart Our Business Startups Act (“JOBS Act”) until we lost this status on December 31, 2022. Pursuant to the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by FASB or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. While we were an emerging growth company, we took advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies. The effective dates below are the effective dates we adopted the new accounting pronouncements, based on the exemption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”) which introduced the current expected credit losses methodology for estimating allowances for credit losses. ASU 2016-13 applies to all financial instruments carried at amortized cost and off-balance-sheet credit exposures not accounted for as insurance, including loan commitments, standby letters of credit, and financial guarantees. The new accounting standard does not apply to trading assets, loans held for sale, financial assets for which the fair value option has been elected, or loans and receivables between entities under common control. ASU 2016-13 is effective for non-public entities (as well as public entities that were emerging growth companies, like us) for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We will adopt this guidance as of January 1, 2023 with no significant impact to our financial statements.
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

Notes to the Consolidated Financial Statements

of such redemptions, such that no shares of Class B Common Stock will remain outstanding immediately prior to the Effective Time.

Consummation of the Merger is subject to certain conditions, including, but not limited to, (i) our receipt of the approval of the Merger Agreement by stockholders holding a majority of the voting power of the outstanding shares of Company Stock, (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”), (iii) the absence of any law or order prohibiting or making illegal the consummation of the Merger, (iv) the absence of any Material Adverse Effect (as defined in the Merger Agreement) on the Company and (v) the TRA Amendment (as defined below) being in full force and effect in accordance with its terms and not having been amended, repudiated, rescinded, or modified.

On October 31, 2022, stockholders holding a majority of the voting power of the outstanding shares of Company Stock approved the Merger Agreement. The Merger is awaiting expiration of the applicable HSR Act waiting period, including any extension of the same.

The Company has made customary representations and warranties in the Merger Agreement and has agreed to customary covenants regarding the operation of the business of the Company and its subsidiaries prior to the Effective Time.

The Merger Agreement contains certain termination rights for each of the Company and Parent. Upon termination of the Merger Agreement in accordance with its terms, under certain specified circumstances, the Company will be required to pay Parent a termination fee in an amount equal to $228.0 million, including if the Merger Agreement is terminated due to the Company accepting a superior proposal or due to the Board changing its recommendation to the Company’s stockholders to vote to approve the Merger Agreement.

The Merger Agreement further provides that Parent will be required to pay the Company a termination fee in an amount equal to $380.0 million in the event the Merger Agreement is terminated under certain specified circumstances and receipt of antitrust approval has not been obtained by such time.

If the Merger is consummated, the Company will cease to be a publicly-traded company and will become a wholly-owned subsidiary of Parent, and our common stock will be delisted from the NYSE and deregistered under the Exchange Act.

We recorded approximately $18.2 million of transaction-related costs associated with the pending merger primarily related to banker fees, professional services fees and employee retention bonuses as transaction-related expenses in our Consolidated Statement of Operations during the year ended December 31, 2022. See Note 19 Transaction-related Expenses.

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

Notes to the Consolidated Financial Statements

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
4.Discontinued Operations

On July 7, 2022, our Board approved a restructuring plan to wind-down our former Episodes of Care Services segment. As of December 31, 2022, our operations in the former episodes of care business had ceased and as a result our financial statements for all periods presented have been recast to report the former Episodes of Care Wind-down segment as discontinued operations. The assets and liabilities and operating results of the Episodes of Care disposal group are reported as discontinued operations, for all periods presented, as the disposition reflects a strategic shift that has, or will have, a major effect on our operations and financial results.

The decision to exit the Episodes of Care business was made in light of retrospective trend calculations released by the Center for Medicare & Medicaid Innovation in June 2022 that lowered target prices for episodes in the BPCI-A program, and which we believed made the program unsustainable. We will continue to receive semi-annual reconciliations under the BPCI-A program through 2024 reporting final results of the episodes we managed through the end of our exit of the BPCI-A program. The operations of the former Episodes of Care business ceased as of December 31, 2022 and only de-minimis administrative functions will be performed after December 31, 2022, including our ongoing dispute of the pricing adjustments imposed by CMS.

Notes to the Consolidated Financial Statements

Asset and Liabilities of Discontinued Operations
The assets and liabilities of our discontinued operations were as follows:

	December 31,	December 31,
	2022	2021
	(in millions)
ASSETS
Current assets
Accounts receivable, net	$68.9	$100.1
Contract assets	22.0	82.8
Restricted cash	1.8	5.7
Prepaid expenses and other current assets	0.1	1.1
Total current assets of discontinued operations	92.8	189.7

Property and equipment, net	—	2.2
Goodwill	—	426.7
Intangible assets, net	—	102.7
Other assets	—	0.7
Total assets of discontinued operations	$92.8	$722.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$80.2	$81.9
Contract liabilities	24.7	27.8
Other current liabilities	1.4	2.4
Total current liabilities of discontinued operations	106.3	112.1

Other noncurrent liabilities	—	1.3
Total liabilities of discontinued operations	$106.3	$113.4

Accounts Receivable, Contract Assets, Accounts Payable and Contract Liabilities

Although operations in our Episodes of Care business ceased as of December 31, 2022, due to the nature of the BPCI-A program and the semi-annual reconciliation process, we continue to have accounts receivable, contract assets, accounts payable and contract liabilities associated with the episodes we managed prior to our exit as of December 31, 2022.

During the second quarter of 2022, we received a semiannual BPCI-A reconciliation from CMS. Within that reconciliation, CMS applied a negative retrospective price adjustment to the benchmark prices against which savings are measured for specific episodes under the BPCI-A program. Several BPCI-A participants, including us, disputed the price adjustment. Our dispute was based on independently collected price trend data that indicates a positive price adjustment should be applied and corresponds with inflation in the medical services industry. CMS subsequently recommended that participants provide formal evidence of the pricing errors. We responded to the request in July 2022, and upon receipt of our submission of the calculation error notice, CMS deemed the reconciliation period to remain open. As a result of the open reconciliation period and our view that the information presented in the reconciliation was not accurate, we did not change our revenue estimates upon receipt of the second quarter semiannual reconciliation and awaited further resolution or clarity of this matter.

Notes to the Consolidated Financial Statements

In October 2022, we and other BPCI-A participants received a memorandum from CMS providing a general response to questions raised related to the retrospective price adjustment as well as CMS’ plans for the future of the BPCI-A program. CMS indicated it had reviewed its own calculations and did not find errors in how it applied them but at the same time acknowledged a lack of transparency and the use of non-public data and proposed to make changes to the pricing formulas in subsequent model years. Later in October 2022, we received the required formal response to our calculation error notice submitted in July 2022, reiterating that following a comprehensive review and referencing the aforementioned memorandum, CMS did not find any errors in its calculations. This response indicated CMS deemed the original semiannual reconciliation provided in June 2022 to be correct. We appealed this decision in October 2022, which further delayed CMS deeming the semiannual reconciliation final and the related cash flows. In December 2022, CMS denied our appeal and indicated the original reconciliation was final.

Due to the formal response to our calculation error notice received from CMS in October 2022 in regard to the semi-annual reconciliation (but prior to the December 2022 declaration that the reconciliation was final), we revised our revenue estimates related to the performance period included in that reconciliation as well as the subsequent two open performance periods during the third quarter of 2022. In November 2022, we received the next semi-annual reconciliation which included further negative price adjustments by CMS. We filed formal calculation error notices and disputes with CMS in regards to the results reflected on this latest reconciliation. We updated our estimates of revenue to reflect the latest reconciliation results during the fourth quarter of 2022 as CMS had denied our previous claims. However, we intend to continue to dispute the results with CMS as our latest third party data continues to show inflation rather than deflation in medical costs.

As a result, during the year ended December 31, 2022, we recorded a decrease of approximately $98.7 million in revenue related to a cumulative catch up of a change in estimated transaction price upon satisfaction of the performance obligations, which includes a reversal of revenue recorded in prior periods of $35.6 million and $10.9 million related to performance periods beginning in April 2021 and October 2021, respectively. Additionally, we considered the negative trend factor adjustment imposed by CMS in our revenue estimates for the performance periods beginning and ending in 2022 during the year ended December 31, 2022. As a result of these negative adjustments, our revenue estimates are lower than they would have otherwise been and certain customers were in a negative overall revenue position for the performance period. As result, we recorded expense of approximately $25.6 million included in Service expense for the year ended December 31, 2022 included in the Loss on Discontinued Operations table below. Further changes in management’s estimates, including a potential reversal of previously recorded revenue, could occur based on the outcome of the pending appeal process and dispute noted above and to the extent the final remaining semi-annual reconciliations receive additional pricing adjustments.

During the year ended December 31, 2022, we recognized approximately $3.0 million of revenue representing changes in estimates related to variable consideration upon receipt and analysis of reconciliations from CMS in 2022 related to performance obligations satisfied in prior years.
Additionally, as a result of the change in estimates and our withdrawal from the BPCI-A program, we reduced revenue by $12.2 million during the year ended December 31, 2022 related to administrative fee revenue recorded for performance obligations satisfied in prior periods. As a result of the pricing adjustments imposed by CMS and our exit from the BPCI-A program, it is unlikely these amounts will be collected from the customers, as they generally would be paid out of future savings earned.

Since the final determination of the semiannual reconciliation received in November 2022 is pending and we did not receive the formal response to our calculation error notice as of December 31, 2022, the transfer of amounts from contract assets and contract liabilities to accounts receivable and accounts payable was not recorded. Estimated revenue related to this reconciliation period continues to be included in contract assets with corresponding shared savings expenses included in contract liabilities in the table above as of December 31, 2022.

Accounts receivable, net for discontinued operations included $34.7 million due from CMS as of December 31, 2022 primarily related to amounts not yet collected for the sixth reconciliation period of the BPCI-A program. As of December 31, 2021, accounts receivable, net for discontinued operations included $56.2 million due from CMS primarily related to the fifth reconciliation period of the BPCI-A program.

Notes to the Consolidated Financial Statements

Contract assets for discontinued operations included management’s estimate of amounts we expect to receive under the BPCI-A program related to the unfinalized and remaining open reconciliation periods. Accordingly, as of December 31, 2022, contract assets included amounts related to three reconciliation periods and cover episodes of care commencing in the period from October 2021 through October 2022, our episode termination date in the program. Estimates for program size and savings rate are based on information available as of the date of the financial statements. We historically recorded an estimate of revenue related to these performance obligations over the 13-month period (or 9-month period in the case of the performance period with episodes commencing in April 2022) starting in the period the related episodes of care commenced and through the estimated receipt of the semiannual CMS reconciliation file or December 31, 2022, the date in which we determined we had ceased operations in our Episodes of Care business. Any changes to these estimates based on new information will be recorded in the period such information is received. Total savings generated and revenue earned for the episodes of care in which a component of the contract asset recorded as of December 31, 2022 related to, will be included in the next semiannual reconciliation received from CMS.

Accounts payable and accrued expenses for discontinued operations included shared savings payable of $51.2 million due to CMS as of December 31, 2022, and $23.9 million as of December 31, 2021, all of which was settled with CMS in the first quarter of 2022. Additionally, there is $1.8 million and $5.2 million included in shared savings payable at December 31, 2022 and December 31, 2021, respectively, which represented amounts withheld from customers under the BPCI-A program based on contractual withholding percentages. This amount has been received by us from CMS and is held as restricted cash. We expect to remit these amounts to customers at the conclusion of the program, at which time both restricted cash and the liability will be reduced.

Contract liabilities for discontinued operations represented management’s estimate of savings amounts we expect to share with our customers based on contractual shared savings percentages related to the amounts we expect to be entitled to receive under the BPCI-A program for the unfinalized and open reconciliation periods. Due to our ongoing dispute with CMS regarding the price adjustment included in the most recent reconciliations, as of December 31, 2022, contract liabilities included estimated amounts related to three reconciliation periods and cover episodes of care commencing in the period from October 2021 through December 2022. These amounts offset the gross amount we expect to receive for the same period included in contract assets as of December 31, 2022.

Restricted Cash

We withhold a portion of shared savings to customers in a “holding pool” to cover any potential subsequent negative adjustments through CMS’s subsequent reconciliation true-up process. These funds are distributed to customers following the final true-up if there is no negative adjustment. These amounts represent consideration payable to the customer and therefore have reduced revenue in the period earned. The funds have been received by us from CMS and are held in a separate cash account, included as restricted cash in the table above. Since the funds are payable to the customer at the point the final CMS true-up is made or a negative adjustment is due to us, the amounts are also included in accounts payable and accrued expenses on the Consolidated Balance Sheets. As of December 31, 2022 and December 31, 2021, there was $1.8 million and $5.2 million, respectively, of restricted cash in the holding pool.

Notes to the Consolidated Financial Statements

Loss from Discontinued Operations
The results of our discontinued operations are as follows:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Revenue	$(38.4)	$120.3	$160.0

Operating expenses
Service expense (exclusive of depreciation and amortization shown below)	58.3	42.0	41.7
Selling, general and administrative expense (exclusive of depreciation and amortization, shown below)	59.3	70.7	62.9
Transaction-related expenses	—	—	3.8
Restructuring expenses	21.1	—
Loss on impairment	519.9	11.2	—
Depreciation and amortization	14.0	28.9	26.5
Total operating expenses	672.6	152.8	134.9

(Loss) income from discontinued operations before income taxes	(711.0)	(32.5)	25.1
Income tax (benefit) expense	(57.7)	(9.5)	—
Loss (income) from discontinued operations, net of tax	(653.3)	(23.0)	25.1

Net (loss) income attributable to noncontrolling interest - discontinued operations	(174.1)	(9.1)	—
Net (loss) income attributable to Signify Health, Inc. - discontinued operations	$(479.2)	$(13.9)	$25.1

Loss per share of Class A common stock - discontinued operations
Basic	$(2.72)	$(0.08)	NM
Diluted	$(2.72)	$(0.08)	NM
Weighted average shares of Class A common stock outstanding
Basic	176,293,666	168,662,126	NM
Diluted	176,293,666	168,662,126	NM

Cash flow impact from discontinued operations

The cash flows from operating, investing, and financing activities of our discontinued operations are included on the Consolidated Statements of Cash Flows.

Notes to the Consolidated Financial Statements

5.Business Combinations

Caravan Health Acquisition

On February 9, 2022, we entered into an Agreement and Plan of Merger with Caravan Health (the “Caravan Health Merger Agreement”), pursuant to which we acquired Caravan Health on March 1, 2022. Caravan Health is a leader in assisting ACOs to excel in population health management and value-based payment programs. The initial purchase price was approximately $250.0 million, subject to certain customary adjustments, and included approximately $190.0 million in cash and approximately $60.0 million in our Class A common stock, comprised of 4,726,134 shares at $12.5993 per share, which represents the volume-weighted average price per share of our common stock for the five trading days ending three business days prior to March 1, 2022. In connection and concurrently with entry into the Caravan Health Merger Agreement, we entered into support agreements with certain shareholders of Caravan Health, pursuant to which such shareholders agreed that, other than according to the terms of its respective support agreement, it will not, subject to certain limited exceptions, transfer, sell or otherwise dispose of any of the Signify shares acquired for a period of up to five years following closing of the merger.

During the year ended December 31, 2022, per the terms of the Caravan Health Merger Agreement, we calculated the final net working capital adjustment to the initial purchase price resulting in an additional $0.9 million cash consideration due to the sellers. This additional amount due is primarily related to adjustments of the estimated contract assets, based on the final reconciliation received from CMS for the 2021 performance periods, and updated income tax estimates. We paid the additional cash consideration in the fourth quarter of 2022.

In addition to the initial purchase price, the transaction included contingent additional payments of up to $50.0 million based on certain future performance criteria of Caravan Health, which if all conditions are met, may be paid in the second half of 2023. The preliminary fair value of the contingent consideration as of the acquisition date was estimated to be approximately $30.5 million, which was estimated using a Black-Scholes option pricing model. We remeasure the fair value of the contingent consideration at each reporting date until it is ultimately forfeited or settled. Changes in the estimated fair value compared to the initial estimated fair value at the acquisition date are included in SG&A expense on our Consolidated Statement of Operations. See Note 14 Fair Value Measurements. The total purchase consideration of the transaction was determined to be $288.3 million, which consisted of cash consideration, stock consideration, and potential contingent consideration.

We allocated the purchase price to the identifiable net assets acquired, based on the estimated fair values at the date of acquisition. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities was recorded as goodwill. Goodwill represents the value of the acquired assembled workforce and specialized processes and procedures and operating synergies, none of which qualified as separate intangible assets. None of the goodwill is deductible for tax purposes.

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

Notes to the Consolidated Financial Statements

The preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of the acquisition was as follows:

(in millions)
Cash	$6.8
Restricted cash	0.5
Accounts receivable	1.6
Contract assets	9.7
Prepaid expenses and other current assets	1.3
Property and equipment	0.3
Intangible assets	93.9
Other assets	0.1
Total identifiable assets acquired	114.2
Accounts payable and accrued liabilities	2.8
Other current liabilities	0.5
Deferred tax liabilities	22.1
Total liabilities assumed	25.4
Net identifiable assets acquired	88.8
Goodwill	199.5
Total of assets acquired and liabilities assumed	$288.3

The $93.9 million of acquired intangible assets consisted of customer relationships of $69.8 million (10-year useful life), acquired technology of $23.4 million (5-year useful life) and a tradename of $0.7 million (3-year useful life).

The acquisition was not material to our Consolidated Statements of Operations. Therefore, pro forma results of operations related to this acquisition have not been presented. The financial results of Caravan Health have been included in our Consolidated Financial Statements since the date of the acquisition.
6.Variable Interest Entities

We consolidate our affiliates when we are the primary beneficiary. The primary beneficiary of a VIE is the party that has both the decision-making authority to direct the activities that most significantly impact the VIE’s economic performance and the right to absorb losses or receive benefits that could potentially be significant to the VIE.

Consolidated VIEs at December 31, 2022 and December 31, 2021 included seven physician practices that require an individual physician to legally own the equity interests as certain state laws and regulations prohibit non-physician owned business entities from practicing medicine or employing licensed healthcare providers. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the losses from and direct activities of these operations. As a result, these VIEs are consolidated and any non-controlling interest is not presented. Recourse of creditors to these VIEs is limited to the assets of the VIE entities, which totaled $42.4 million and $25.2 million at December 31, 2022 and December 31, 2021, respectively.

Notes to the Consolidated Financial Statements

The carrying amount and classification of the VIEs’ assets and liabilities included in the Consolidated Balance Sheets, net of intercompany amounts, are as follows:

	December 31, 2022	December 31, 2021
	(in millions)
ASSETS
Current assets
Cash and cash equivalents	$16.6	$10.6
Accounts receivable, net	25.6	14.6
Prepaid expenses and other current assets	0.2	—
Total current assets	42.4	25.2

Total assets	$42.4	$25.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$—	$3.4
Contract liabilities	0.8	—
Other current liabilities	2.0	—
Total current liabilities	2.8	3.4

Total liabilities	2.8	3.4

Company capital	59.6	29.3
Accumulated deficit	(20.0)	(7.5)
Total stockholders' equity	39.6	21.8

Total liabilities and stockholders' equity	$42.4	$25.2

As of December 31, 2022, Caravan Health is the sole member of five active ACOs and one inactive ACO, to become active in 2023, which we have determined are VIEs. CMS offers an MSSP to ACOs where the goal of the program is to reward the ACO participants when specific quality metrics are met and expenditures are lowered. The MSSPs have different risk models where the ACOs can either share in both savings and losses or share in only the savings. The governance structure of the VIEs does not provide Caravan Health with the ultimate decision-making authority to direct the activities that most significantly impact the VIEs’ economic performance. Based on these ACOs’ operating agreements, the power to direct the VIEs’ operations is shared among the entities that make up the ACO Board of Directors, which is required to consist of at least 75% ACO participants (hospitals, clinics, etc.).

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

Notes to the Consolidated Financial Statements

During the year ended December 31, 2022, we did not make any contributions to the unconsolidated VIEs for losses incurred. Our maximum exposure to loss as a result of our involvement in these unconsolidated VIEs cannot be reasonably estimated as of December 31, 2022, as the shared losses are dependent on a number of variable factors, including estimates of patient attribution, expenditure data, benchmark data, inflation factors and CMS quality reporting. Losses incurred, if any, are determined each year once final CMS reporting is provided, which is expected to be available in the third quarter of each year for the prior calendar year performance period. Under the provisions of the MSSP program, once a minimum shared loss rate of 2% is exceeded, losses are calculated at a rate of 1 minus the final sharing rate, with a minimum shared loss rate of 40% and a maximum shared loss rate of 75%, not to exceed 15% of the updated benchmark. Our current ACO contracts indicate that we will bear the risk beyond the first 1% of potential losses not to exceed the MSSP maximum of 15%.

As it relates to the 2023 performance period, for one of the active ACOs and a new ACO to become active in 2023, we will secure and have sole authority over all aspects of the repayment mechanism reserve in exchange for a higher percentage of savings. Therefore, the risk structure for the 2023 performance period will shift with Caravan Health taking on more obligation of the risk to absorb losses, resulting in a financial responsibility to ensure that these VIEs operate as designed. Given the changes for these two ACOs beginning in the 2023 performance period, we expect to be the primary beneficiary and therefore consolidate the results of these two ACOs beginning in 2023. In connection with this new risk structure, we were required to fund the repayment mechanism in advance during the year ended December 31, 2022. The cash is held in an escrow account which we have access to and authority over, and which will ultimately be returned to us if shared savings are earned across the ACO participants during the 2023 performance period. During the year ended December 31, 2022, we funded approximately $22.1 million and the ACO members contributed an additional $5.0 million. See Note 2 Significant Accounting Policies.

Amounts included in the Consolidated Balance Sheet related to the ACOs are as follows:

December 31, 2022
(in millions)
ASSETS
Current assets
Restricted cash	$27.3
Total current assets	27.3

Total assets	$27.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$10.5
Total current liabilities	10.5

Total liabilities	10.5

Company capital	16.7
Retained earnings	0.1
Total stockholders' equity	16.8

Total liabilities and stockholders' equity	$27.3

Notes to the Consolidated Financial Statements

7.Revenue Recognition

Disaggregation of Revenue

We earn revenue under contracts that contain various fee structures. We offer multiple solutions to our customers, including, among others, health evaluations performed either within the patient’s home, virtually or at a healthcare provider facility, primarily to Medicare Advantage health plans, diagnostic & preventive services, ACO enablement services, a provider enablement platform, 340B referrals and return to home services,

All of our revenue is generated in the United States.

We are dependent on a concentrated number of payors and provider partners with whom we contract to provide our services, see Note 23 Concentrations.

The following table summarizes disaggregated revenue from contracts with customers by source of revenue, which we believe best presents the nature, amount and timing of revenue.

	Year ended December 31,
	2022	2021	2020
	(in millions)
Evaluations	$770.3	$645.7	$441.4
Value-based Care Services	32.6	—	—
Other	2.6	7.4	9.2
Consolidated Revenue Total	$805.5	$653.1	$450.6

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

Revenue generated from IHEs relates to the assessments performed either within the patient’s home, virtually or at a healthcare provider facility as well as certain in-home clinical evaluations performed by our mobile network of providers. Revenue is recognized when the IHEs are submitted to our customers on a daily basis. Submission to the customer occurs after the IHEs are completed and coded, a process which may take one to several days after completion of the evaluation. The pricing for the IHEs is generally based on a fixed transaction fee, which is directly linked to the usage of the service by the customer during a distinct service period. Customers are invoiced for evaluations performed each month and remit payment accordingly. Each IHE represents a single performance obligation for which revenue is recognized at a point in time when control is transferred to the customer upon submission of the completed and coded evaluation.

See Note 21 Commitments and Contingencies for detail on the Customer Equity Appreciation Rights, which reduces the underlying transaction price, and therefore revenue recognized related to Evaluations services.

Notes to the Consolidated Financial Statements

Revenue related to diagnostic and preventative services we provide are included in Evaluations revenue are primarily based on a fixed fee and are recognized over time as the performance obligations are satisfied. Therefore, revenue from these services do not require significant estimates and assumptions by management.

Caravan Health enters into contracts with customers to provide multiple services around the management of the ACO model. These include, but are not limited to, population health software, analytics, practice improvement, compliance, and governance. The overall objective of the services provided is to help the customer receive shared savings from CMS. Caravan Health enters into arrangements with customers wherein we receive a contracted percentage of each customer’s portion of shared savings if earned. We recognize shared savings revenue as performance obligations are satisfied over time, commensurate with the recurring ACO services provided to the customer over a 12-month calendar year period. The shared savings transaction price is variable, and therefore, we estimate an amount we expect to receive for each 12-month calendar year performance obligation period.

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

The remaining sources of ACO services revenue are recognized over time when, or as, the performance obligations are satisfied and are primarily based on a fixed fee or per member per month fee. Therefore, they do not require significant estimates and assumptions by management.

Related Balance Sheet Accounts

The following table provides information about accounts included on the Consolidated Balance Sheets.

	December 31,
	2022	2021
	(in millions)
Assets
Accounts receivable, net (1)	$156.4	$117.1
Contract assets (2)	$26.6	$1.5
Liabilities
Shared savings payable (3)	$10.5	$—
Contract liabilities (4)	$4.4	$5.1
Deferred revenue (5)	$2.4	$3.5

(1)Accounts receivable, net included $8.5 million and $3.7 million in amounts not yet billed to customers, as of December 31, 2022 and December 31, 2021, respectively. The remaining amount of accounts receivable represent amounts to be received from customers.
(2)Contract assets as of December 31, 2022 included $15.5 million related to estimated shared savings under our participation in the MSSP ACO program. Contract assets included $11.1 million and $1.5 million as of December 31, 2022 and December 31, 2021, respectively, related to management’s estimate of amounts to be received from clients as a result of certain variable consideration discounts over an extended contract term and service levels being achieved during the contractual period.

Notes to the Consolidated Financial Statements

(3)Total shared savings payable is included in accounts payable and accrued expenses on the Consolidated Balance Sheets. As of December 31, 2022, there was $10.5 million related to our participation in the MSSP ACO program, which represents the ACO members’ portion of the repayment mechanism for the 2023 performance period, which will be returned to the ACO members if shared savings are earned across the ACO participants during the 2023 performance period. There were no shared savings payable in 2021 or 2020 as shared savings payable relates to our participation in the MSSP ACO, which was part of our March 2022 acquisition of Caravan Health.
(4)Contract liabilities of $4.4 million and $5.1 million as of December 31, 2022 and December 31, 2021, respectively, represent management’s estimate of potential refund liabilities due to certain clients as a result of certain service levels not being achieved during the contractual periods.
(5)Deferred revenue is included in other current liabilities on the Consolidated Balance Sheets and primarily relates to advance payments received from certain customers.

The table below summarizes the activity recorded in the contract asset and liability accounts for the periods presented.

	Year ended December 31,
Contract Assets	2022	2021	2020
	(in millions)
Balance at beginning of period	$1.5	$—	$—
Acquired in Caravan Health Acquisition	9.7	—	—
Performance obligation completed, converted to accounts receivable	(7.4)	—	—
Estimated revenue recognized related to performance obligations satisfied at a point in time	9.6	1.5	—
Estimated revenue recognized related to performance obligations satisfied over time	13.2	—	—
Balance at end of period	$26.6	$1.5	$—

	Year ended December 31,
Shared Savings Payable	2022	2021	2020
	(in millions)
Balance at beginning of period	$—	$—	$—
Amounts due to ACO participants	10.5	—	—
Balance at end of period	$10.5	$—	$—

	Year ended December 31,
Contract Liabilities	2022	2021	2020
	(in millions)
Balance at beginning of period	$5.1	$1.4	$—
Payments made to customer	(1.0)	(0.8)	—
Estimated amounts due to customer related to performance obligations satisfied at a point in time	0.3	4.5	1.4
Balance at end of period	$4.4	$5.1	$1.4

Notes to the Consolidated Financial Statements

	Year ended December 31,
Deferred Revenue	2022	2021	2020
	(in millions)
Balance at beginning of period	$3.5	$1.4	$1.2
Acquired in Caravan Health Acquisition	0.5	—	—
Payments received from customers	2.3	3.9	3.5
Revenue recognized upon completion of performance obligation	(3.9)	(1.8)	(3.3)
Balance at end of period	$2.4	$3.5	$1.4

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
8.Property and Equipment

Property and equipment, net were as follows as of each of the dates presented:

	December 31, 2022	December 31, 2021
	(in millions)
Computer equipment	$26.3	$22.0
Leasehold improvements	18.8	14.4
Furniture and fixtures	8.8	6.5
Software	2.4	2.5
Projects in progress	0.9	0.7
Property and equipment, gross	57.2	46.1
Less: Accumulated depreciation and amortization	(35.3)	(24.6)
Property and equipment, net	$21.9	$21.5

Depreciation and amortization expense for property and equipment, inclusive of amounts subsequently written off or disposed from accumulated depreciation, was $8.6 million, $7.9 million and $6.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. There was no impairment of property and equipment during the years ended December 31, 2022, 2021 and 2020.
9.Leases

New Lease Guidance Adoption and Practical Expedients

We adopted ASC 842 as of January 1, 2022 using the optional transition method. Therefore, we did not restate comparative periods. Under this transition provision, we applied the legacy leases guidance, including its disclosure requirements, for the comparative periods presented. Discontinued operations related to the adoption of ASC 842 are not separately classified.

Notes to the Consolidated Financial Statements

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

The following is a summary of the impact of ASC 842 adoption on our Consolidated Balance Sheet:

	December 31, 2021	ASC 842 Adjustments	January 1, 2022
	(in millions)
Assets
Operating lease right-of-use assets	$—	$23.0	$23.0
Liabilities
Current portion of operating lease liabilities	—	8.5	8.5
Operating lease liability, net of current portion	—	27.1	27.1
Deferred rent and tenant improvement allowances	12.2	(12.2)	—
Retained Earnings	19.7	(0.4)	19.3

Right-of-use Assets and Lease Liabilities

The following table presents our operating lease right-of-use assets and lease liabilities as of December 31, 2022. Current lease liabilities are included in other current liabilities on the Consolidated Balance Sheets.

December 31, 2022
(in millions)
Operating lease right-of-use assets	$22.3

Current portion of operating lease liabilities	7.0
Non-current operating lease liabilities	25.5
Total Lease Liabilities	$32.5

Notes to the Consolidated Financial Statements

For the year ended December 31, 2022, cash paid for amounts included in the measurement of operating lease liabilities was $8.4 million.

Operating lease expense is recorded as a component of SG&A in our Consolidated Statements of Operations. The components of lease expense were as follows:

Year ended December 31, 2022
(in millions)
Operating lease cost	$6.9
Variable lease cost	2.7
Sublease income	(1.0)
Total Lease Cost(1)	$8.6
(1) Excludes short-term lease expense, which is not material

Due to the approved restructuring activities, we terminated certain lease contracts during the year ended December 31, 2022. See Note 4 Discontinued Operations related to the wind-down of the episodes of care business. The facility exits resulted in a one-time termination penalty of $1.0 million paid during the year ended December 31, 2022 and approximately $0.8 million of incremental expense included in SG&A during the year ended December 31, 2022.

The following table presents the weighted average remaining lease term and discount rate of our operating leases of continuing operations as of December 31, 2022:

Weighted Average Lease Term (Years)	6.5
Weighted Average Discount Rate	5.2%

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

As of December 31, 2022, maturities of our operating lease liabilities from continuing operations are as follows:

2023	$8.3
2024	4.6
2025	4.6
2026	4.7
2027	4.9
Thereafter	11.5
Total lease payments	38.6
Less: imputed interest	(6.1)
Present value of operating lease liabilities	$32.5

Notes to the Consolidated Financial Statements

Effective December 15, 2022, we entered into a lease agreement for a facility in Rye, NY. The lease term is 7 years. The total lease payments are $0.5 million. The lessor and its agents are currently building this office space and the lease is expected to commence April 1, 2023, once the construction of the asset has been completed. As the lease has not yet commenced, it is not included in the right-of-use asset or lease liabilities recorded as of December 31, 2022.

Effective April 1, 2022, we entered into a lease agreement for a facility in Galway, Ireland. The lease term is 15 years with an option to terminate after 10 years. It is not reasonably certain that we will not exercise the option to terminate after 10 years; therefore, the total lease payments are expected to be approximately $7.0 million over 10 years.

Effective October 1, 2021, we entered into a lease agreement for a facility in Oklahoma City, OK. The lease term is 7.25 years, with two 5-year options to renew which are not reasonably certain to be exercised, and total lease payments are approximately $4.1 million. The lessor and its agents have completed building this office space and the lease commenced July 1, 2022.

We previously entered into a lease agreement for a facility in New York, NY which is expected to commence February 1, 2024, once our current lease for this facility expires on January 31, 2024. The lease term is 5.75 years, with one 5-year option to renew which is not reasonably certain to be exercised, and total lease payments are expected to be approximately $22.7 million. As the lease had not yet commenced as of December 31, 2022, it is not included in the right-of-use asset or lease liabilities recorded as of December 31, 2022.

Disclosures Related to Periods Prior to Adoption of ASC 842

As of December 31, 2021, future minimum lease payments under non-cancellable operating leases were as follows. Future minimum lease payments related to discontinued operations are not separately classified.

2022	$10.2
2023	8.7
2024	6.1
2025	9.3
2026	8.6
Thereafter	21.5
$64.4

Total rent expense associated with non-cancellable operating leases was $6.8 million and $7.8 million for the years ended December 31, 2021 and 2020, respectively, and was included within SG&A expenses on the Consolidated Statements of Operations.
10.Intangible Assets

Intangible assets were as follows as of each of the dates presented:

		December 31, 2022			December 31, 2021
	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated amortization	Net Carrying Value	Gross Carrying Amount	Accumulated amortization	Net Carrying Value
		(in millions)
Customer relationships	3 - 20	$481.8	$(109.4)	$372.4	$412.5	$(83.2)	$329.3
Acquired and capitalized software	3 - 6	108.9	(63.5)	45.4	72.6	(49.3)	23.3
Tradename	3	0.7	(0.2)	0.5	—	—	—
Total		$591.4	$(173.1)	$418.3	$485.1	$(132.5)	$352.6

Notes to the Consolidated Financial Statements

We capitalized $20.3 million, $15.0 million and $13.6 million of internally-developed software costs for the years ended December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2022, we acquired $93.9 million of intangible assets in connection with the acquisition of Caravan Health (see Note 5 Business Combinations), which included values for customer relationships of $69.8 million (10-year useful life), acquired technology of $23.4 million (5-year useful life) and a tradename of $0.7 million (3-year useful life).

During the year ended December 31, 2022, we recorded an asset impairment charge of $3.3 million as a result of the decision to end our community service offering. The community service offering used a technology platform acquired in 2019. The decision to end our community service offering was determined to be a triggering event which indicated that the carrying amount of the relevant asset group may not be recoverable. We assessed the recoverability of the asset group by determining whether the carrying value exceeded the sum of the projected undiscounted cash flows expected to result from the eventual disposition of the assets over the remaining economic lives. This assessment indicated that the carrying value of the asset group is not recoverable. The fair value was deemed to be de minimis due to the decision to dispose of the asset group, resulting in a full impairment of the related intangible assets, which included $0.3 million of customer relationships and $3.0 million of acquired technology. We did not record any asset impairment for the year ended December 31, 2021. We recorded an asset impairment of $0.8 million related to certain acquired and capitalized software during the year ended December 31, 2020, as a result of the discontinued use of the software. These impairments are included in asset impairment on the Consolidated Statements of Operations.

Amortization expense for intangible assets, inclusive of amounts subsequently written off from accumulated amortization, was $45.2 million, $33.9 million and $29.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Expected amortization expense as of December 31, 2022 related to intangible assets, including internal-use software development costs, was as follows:

(in millions)
2023	$46.3
2024	41.3
2025	35.6
2026	32.3
2027	28.4
Thereafter	234.4
$418.3
11.Goodwill
The change in the carrying amount of goodwill is as follows:

(in millions)
Balance at December 31, 2021	$170.4
Business combinations	199.3
Measurement period adjustments	0.2
Balance at December 31, 2022	$369.9

There was no impairment related to goodwill in the continuing operations during the years ended December 31, 2022, 2021 or 2020.

Notes to the Consolidated Financial Statements

12.Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2022	2021
	(in millions)
Accrued payroll and payroll-related expenses	$33.0	$31.8
Other accrued expenses	31.6	16.4
Shared savings payable	10.5	—
Accounts payable	8.7	4.9
Accrued income taxes	0.3	1.6
Total accounts payable and accrued liabilities	$84.1	$54.7
13.Long-Term Debt

Long-term debt was as follows:

	December 31,	December 31,
	2022	2021
	(in millions)
Revolving Facility	$—	$—
2021 Term Loan	345.6	349.1
Total debt	345.6	349.1
Unamortized debt issuance costs	(5.1)	(6.0)
Unamortized discount on debt	(3.9)	(4.7)
Total debt, net	336.6	338.4
Less current maturities	(3.5)	(3.5)
Total long-term debt	$333.1	$334.9

In June 2021, we refinanced a previously existing credit facility and entered into a new credit agreement (the “2021 Credit Agreement”) with a secured lender syndicate, which, among other things, reduced our total debt outstanding, lowered the interest rate, increased our borrowing capacity under the revolving facility and extended the maturity. The 2021 Credit Agreement includes a term loan of $350.0 million (the “2021 Term Loan”) and a revolving credit facility (the “Revolving Facility”) with a $185.0 million borrowing capacity. We are required to make amortization payments of 0.25% of the aggregate principal amount of the 2021 Term Loan on a quarterly basis, beginning in December 2021. The maturity date of the 2021 Term Loan is June 22, 2028 and the maturity date of the Revolving Facility is June 22, 2026. In connection with the refinancing, we recorded a loss on extinguishment of debt primarily related to the write-off of unamortized debt issuance costs of $5.0 million in our Consolidated Statement of Operations for the year ended December 31, 2021.

As of December 31, 2022 and 2021, the effective interest rate on the 2021 Term Loan borrowings was 7.73% and 3.75%, respectively.

The 2021 Credit Agreement is secured by substantially all of the assets of Signify and its subsidiaries. The 2021 Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants and events of default. Negative covenants include, among others (and in each case subject to certain exceptions), limitations on incurrence of liens by Signify and its restricted subsidiaries, limitations on incurrence of indebtedness by Signify and its restricted subsidiaries, limitations on making dividends and other distributions, limitations on engaging in asset sales, limitation on making investments, limitations on engaging in transactions with affiliates. As a result of these restrictions, substantially all of the subsidiary net assets are deemed restricted as of December 31, 2022. Additionally, the 2021 Credit Agreement includes a requirement that the consolidated first lien net leverage ratio (as defined in the 2021 Credit Agreement) as of the end of any fiscal quarter is not greater than

Notes to the Consolidated Financial Statements

4.50 to 1.00 if on the last day of such fiscal quarter the Revolving Facility and letters of credit outstanding exceeds 35% of the total amount of Revolving Facility commitments at such time. As of December 31, 2022, we were in compliance with all financial covenants.

We currently have no borrowings outstanding under the Revolving Facility. As of December 31, 2022, we had $172.8 million available borrowing capacity under the Revolving Facility, as the borrowing capacity is reduced by outstanding letters of credit. The outstanding letters of credit reducing the available borrowing capacity as of December 31, 2022, includes $9.2 million in favor of CMS related to the discontinued Episodes of Care business. However, this letter of credit is in connection with the BPCI-A program and therefore will remain outstanding until the final reconciliations under the program are released. See Note 4 Discontinued Operations for further details.
The aggregate principal maturities of long-term debt due subsequent to December 31, 2022 are as follows:

(in millions)
2023	$3.5
2024	3.5
2025	3.5
2026	3.5
2027	3.5
Thereafter	328.1
$345.6
14.Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis were as follows:

		December 31, 2022
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
		(in millions)
Cash equivalents	Money market funds	$156.0	$—	$—	$156.0
Customer EAR liability	Customer equity appreciation rights	—	—	276.7	276.7
Customer EAR liability	EAR letter agreement	—	—	—	—
Contingent consideration	Consideration due to sellers	—	—	—	—
		December 31, 2021
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
		(in millions)
Cash equivalents	Money market funds	$400.1	$—	$—	$400.1
Customer EAR liability	Customer equity appreciation rights	—	—	48.6	48.6

Contingent consideration transferred from Level 3 to Level 2 during the year ended December 31, 2022. The contingent consideration related to the Caravan Health acquisition (see Note 5 Business Combinations) is payable based on the achievement of certain performance criteria, one of which is revenue. Both performance criteria must be achieved for any payment to be due. As of December 31, 2022, the estimated fair value of contingent consideration decreased since the acquisition date as the estimated revenue for 2022 is below the threshold to earn any of the payment and therefore the likelihood of the defined revenue criteria being achieved is unlikely. While Caravan revenue for 2022 will not be deemed final until receipt of the final reconciliation from CMS in the second half of 2023, the performance period to earn the payment ended as of December 31, 2022. Therefore, no valuation technique was used, and based on observable inputs, the value of the contingent consideration is estimated to be zero as of December 31, 2022.

Notes to the Consolidated Financial Statements

The initial fair value of the contingent consideration related to the Caravan Health acquisition was measured at the acquisition date using the Black-Scholes option pricing model, which used certain assumptions to estimate the fair value, including long-term financial forecasts, expected term until payout, volatility, discount rate, credit spread, and risk-free rate. The expected volatility and discount rate were calculated using comparable peer companies, adjusted for Caravan Health’s operational leverage. The risk-free interest rate was based on the U.S. Treasury rates that are commensurate with the term of the contingent consideration.

Changes in the estimated fair value compared to the initial estimated fair value at the acquisition date are included in SG&A expense on our Consolidated Statement of Operations, and are impacted by the passage of time and Caravan Health’s progress in meeting the defined performance criteria.

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2022 or 2021, and no transfers into or out of Level 3, during the year ended December 31, 2021.

Fair value of assets measured on a non-recurring basis include intangible assets when there is an impairment triggering event. See Note 10 Intangible Assets and Note 10 Goodwill.

The changes in Level 3 liabilities measured at fair value on a recurring basis were as follows:

Contingent Consideration

	Year ended December 31,
	2022	2021	2020
	(in millions)
Beginning of period	$—	$—	$39.8
Payment of contingent consideration	—	—	(40.0)
Initial measurement of contingent consideration due to sellers	30.5	—	—
Remeasurement of contingent consideration included in selling, general and administrative expense	(12.6)	—	0.2
Transfer out of Level 3 to Level 2	(17.9)	—	—
Balance at end of period	$—	$—	$—

Customer equity appreciation rights

	Year ended December 31,
	2022	2021	2020
	(in millions)
Beginning of period	$48.6	$21.6	$—
Grant date fair value estimate recorded as reduction to revenue	19.7	19.7	12.4
Grant date fair value estimate of EAR letter agreement recorded as reduction to revenue	6.3	—	—
Remeasurement of fair value of customer EAR agreements included in other expense (income), net	208.4	7.3	9.2
Remeasurement of fair value of EAR letter agreement, included in other expense (income), net	(6.3)	—	—
Balance at end of period	$276.7	$48.6	$21.6

Notes to the Consolidated Financial Statements

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements were as follows as of December 31, 2022:

	Fair Value (in millions)	Valuation Technique	Significant Unobservable Inputs	Assumption
Customer equity appreciation rights	$276.7	Discounted time value	Discount rate	5.5%
			Expected term (years)	3 - 5 months

EAR Letter Agreement	$—	Discounted time value	Discount rate	5.5%
			Expected term (years)	3 - 5 months

The methodology for measuring the fair value of the customer equity appreciation rights and the EAR Letter Agreement was changed from an option pricing model to a discounted time value model during the year ended December 31, 2022 as a result of the pending Merger, see Note 3 Pending Acquisition. As of December 31, 2022, the key assumptions in the valuation are the time to liquidity, which is estimated to be between three and five months based on the expected timing of regulatory approvals of the transaction, and the annualized cost of debt discount rate, which we estimate to be 5.5%. Based on the current equity value, the estimated fair value of the customer equity appreciation rights significantly exceeds the minimum value established in the EAR Letter Agreement, resulting in a de minimis value for the EAR Letter Agreement as of December 31, 2022.

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
15.Shareholders’ Equity

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

Notes to the Consolidated Financial Statements

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

Under the Cure TopCo Amended LLC Agreement, holders of LLC Units have the right to require Cure TopCo to redeem all or a portion of their LLC Units for newly issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to the volume-weighted average market price of one share of our Class A common stock for each LLC Unit redeemed. This will result in the recognition of a contingently redeemable noncontrolling

Notes to the Consolidated Financial Statements

interest in Cure TopCo held by the Continuing Pre-IPO LLC Members, which will be redeemable, at the election of Signify Health, for shares of Class A common stock on a one-for-one basis or a cash payment in accordance with the terms of the Cure TopCo Amended LLC Agreement and which, if the redeeming member is an affiliate, the decision to redeem in cash or shares will be approved by the disinterested members of the Audit Committee.

Cure TopCo Membership Units
The LLC Units of Cure TopCo do not have voting interests in Cure TopCo. The LLC Units do have rights with respect to the profits and losses and distributions of Cure TopCo as set forth in the Cure TopCo Amended LLC Agreement.
16.Noncontrolling Interest

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

The following table summarizes the ownership interests in Cure TopCo as of December 31, 2022:

	LLC Units	Ownership Percentage
Number of LLC Units held by Signify Health, Inc.	178,788,530	75.6%
Number of LLC Units held by noncontrolling interests	57,582,759	24.4%
Total LLC Units outstanding	236,371,289	100.0%

LLC Units held by the Continuing Pre-IPO LLC Members are redeemable or exchangeable for, at our election and with appropriate approvals, newly issued shares of Class A common stock on a one-for-one basis or a cash payment in accordance with the terms of the Cure TopCo Amended LLC Agreement.

During the years ended December 31, 2022 and 2021, 504,173 and 2,007,675 LLC units, respectively, were exchanged by Continuing Pre-IPO LLC Members, and shares of Class A common stock were issued on a one-for-one basis.

Notes to the Consolidated Financial Statements

17.Equity-Based Compensation
On March 1, 2022, our Board approved amendments to certain outstanding equity award agreements subject to performance-based vesting criteria. The equity awards were amended with an effective date of March 7, 2022, and included 3,572,469 then outstanding LLC Incentive Units and 817,081 then outstanding stock options. The amendments added an alternative two-year service-vesting condition to the performance-vesting criteria, which, through the effective date of the amendment, were considered not probable of occurring and therefore we had not previously recorded any expense related to these awards. The amended equity awards will now vest based on the satisfaction of the earlier to occur of 1) a two-year service condition, with 50% vesting in each of March 2023 and March 2024 or 2) the achievement of the original performance vesting criteria. As a result of this amendment, which results in vesting that is considered probable of occurring, we began to record equity-based compensation expense for these amended equity awards in March 2022. The equity-based compensation expense related to these amended awards is based on the fair value as of the effective date of the amended equity awards and will be recorded over the two-year service period.
2021 Long-Term Incentive Plan
In January 2021, our Board adopted the 2021 Long-Term Incentive Plan (the “2021 LTIP”) which became effective in connection with the IPO and provides for the grant of equity-based awards to employees, consultants, service providers and non-employee directors. At inception, there were 16,556,298 shares of Class A common stock available for issuance under the 2021 LTIP. The share pool will be increased on the first day of each year by the least of (i) 14,191,113 shares of Class A common stock, (ii) 3% of the aggregate number of shares of Class A common stock and shares of Class B common stock outstanding (on a fully diluted basis) on the last day of the immediately preceding fiscal year and (iii) an amount determined by the Board. Any shares underlying substitute awards, shares remaining available for grant under a plan of an acquired company and awards (including pre-IPO awards (as defined in the 2021 LTIP)) that are forfeited, cancelled, expired, terminated or are otherwise lapsed, in whole or in part, or are settled in cash or withheld in respect of taxes, will become available for future grants under the 2021 LTIP. As of December 31, 2022, the total number of shares available for future issuance under the 2021 LTIP was 16,729,595. On January 1, 2023, the share pool was increased by 3% of the aggregate number of Class A common stock and Class B common stock outstanding, or 7,539,964 shares of Class A common stock pursuant to the automatic increase provision described herein.

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

Remedy Partners maintained an equity incentive plan whereby certain employees and directors were granted stock options. Most of these stock options were subject to time-based vesting, with some being subject to performance-based vesting conditions. Those awards with performance-based vesting were amended in March 2022 as described above. In November 2019, at the time of the Remedy Partners combination, outstanding Remedy Partners stock options were converted to stock options in New Remedy Corp. No additional stock option grants were made following the Remedy Partners Combination until the adoption of the 2021 LTIP in connection with our IPO in February 2021.

In connection with the Reorganization Transactions, all New Remedy Corp. stock options then outstanding were converted into 6,229,984 stock options to purchase shares of our Class A common stock. The conversion was based on the values and terms of the Signify Health, Inc. Amended and Restated 2012 and 2019 Equity Incentive Plans and agreements entered into in connection with the Reorganization Transactions. The conversion of the outstanding stock options did not result in any incremental expense as the number of stock options outstanding and the exercise price were both adjusted on a proportionate basis, and therefore, the fair value of the new award did not exceed the fair value of the previous award immediately prior to the modification. The outstanding stock options remain subject to their original vesting schedules and contractual terms based on the original grant dates. Accordingly, we continue

Notes to the Consolidated Financial Statements

to recognize the original grant date fair value of these converted stock options now outstanding under the Signify Health, Inc. Amended and Restated 2012 and 2019 Equity Incentive Plans. No future grants of equity will be made under these plans.
The following is a summary of stock option activity for awards subject to time-based vesting for the year ended December 31, 2022:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2021	4,926,357	$9.98	6.26	$32.7
Granted	5,075,718	$14.82
Converted to time-based vesting	817,081	$8.46
Forfeited	(1,651,908)	$15.95
Exercised	(2,182,545)	$4.32
Expired	(19,338)	$16.54
Outstanding at December 31, 2022	6,965,365	$13.67	8.17	$104.5

Vested and exercisable at December 31, 2022	1,170,113	$10.95		$20.7

Aggregate intrinsic value represents the difference between the fair value of common stock and the exercise price of outstanding in-the-money options. The fair value per share of common stock was $28.66 as of December 31, 2022 based upon the closing price of our common stock on the NYSE on the last trading day of the year.

The total intrinsic value of stock options exercised during the year ended December 31, 2022 was $38.5 million. Cash received from stock option exercises was $9.4 million and the cash tax benefit realized for the tax deductions from these option exercises was $6.7 million for the year ended December 31, 2022. The total intrinsic value of stock options exercised during the year ended December 31, 2021 was $21.0 million. Cash received from stock option exercises was $3.9 million and the cash tax benefit realized for the tax deductions from these option exercises was $3.6 million for the year ended December 31, 2021.

Restricted Stock Units (“RSUs”)

RSUs provide participants the right to receive Class A common stock subject to vesting requirements, restrictions and conditions to payment. Such requirements may be based on the continued service for a specified time period. Under the terms of the 2021 LTIP, RSUs have a grant date fair value equal to the closing price of our Class A common stock on the grant date. The RSUs issued to certain members of management of Cure TopCo typically vest ratably over a service period of four years other than those issued to members of our Board. Director RSU grants vest over their one-year annual service period. We began issuing RSUs upon adoption of the 2021 LTIP in connection with our IPO; no RSUs were issued under any predecessor plans.

Notes to the Consolidated Financial Statements

A summary of restricted stock unit activity for the period presented is as follows:

	Restricted Stock Units	Weighted Avg. Grant Date FMV
Outstanding at December 31, 2021	602,745	$18.37
Granted	3,885,373	$15.32
Vested	(184,233)	$21.13
Forfeited	(1,333,011)	$14.71
Outstanding at December 31, 2022	2,970,874	$15.87

Stock-based compensation expense

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option pricing model. The expected term of the option represents the period the stock-based awards are expected to be outstanding. We use the simplified method for estimating the expected term of the options since we have limited historical experience to estimate expected term behavior. Since our Class A common shares were not publicly traded until February 2021 and were rarely traded privately, at the time of each grant, there has historically been insufficient volatility data available. Accordingly, we calculated expected volatility using comparable peer companies with publicly traded shares over a term similar to the expected term of the options issued. During the year ended December 31, 2022, we calculated expected volatility using a combination of our own historical volatility and comparable peer companies with publicly traded shares over a term similar to the expected term of the options issued. We do not intend to pay dividends on our Class A common shares, therefore, the dividend yield percentage is zero. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.

We used the weighted average assumptions to estimate the fair value of stock options granted for the periods presented as follows. No stock options were granted during the year ended December 31, 2020.

	December 31, 2022	December 31, 2021
Expected term (years)	6.25	6.10
Expected volatility	55.3%	51.6%
Expected dividend yield	—	—
Weighted average risk-free interest rate	1.90%	0.80%
Weighted average grant date fair value	$7.75	$11.95

The grant date fair value of RSUs is based on the closing stock price of our Class A common stock on the date of grant. The total grant date fair value of RSUs granted during the year ended December 31, 2022 was $59.5 million and will be recognized as stock-based compensation expense over the vesting period.

The total fair value on March 7, 2022, the amendment effective date, based on a Black-Scholes value of $8.49, for the March 2022 amended stock options as described above, was $6.9 million, of which we recorded $2.8 million during the year ended December 31, 2022 which included $0.3 million related to discontinued operations. Subsequent to these amendments, there are no longer any stock options outstanding that are subject only to performance-based vesting conditions that are not probable of occurring.

During the year ended December 31, 2022, we recognized $18.4 million and $1.2 million, of equity-based compensation expense included in SG&A expense and Service expense, respectively, on the Consolidated Statements of Operations related to stock options and RSUs. During the year ended December 31, 2021, we recognized $6.9 million and $0.1 million of equity-based compensation expense included in SG&A expense and

Notes to the Consolidated Financial Statements

Service expense, respectively, on the Consolidated Statements of Operations related to stock options and RSUs. During the year ended December 31, 2020, we recorded approximately $1.6 million in equity-based compensation expense included in SG&A expense on the Consolidated Statements of Operations related to the former New Remedy Corp. stock options held by certain of our employees. The amount of equity-based compensation expense related to discontinued operations was $2.1 million, $1.7 million, and $1.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, we had total unrecognized compensation expense of $72.5 million related to 8,757,334 unvested time-based stock options and RSUs which we expect to recognize over a weighted average period of 1.6 years.

Employee Stock Purchase Plan

In January 2021, our Board approved the 2021 Employee Stock Purchase Plan (“ESPP”), which became effective on July 1, 2021. The ESPP provides employees and employees of participating subsidiaries with an opportunity to acquire a proprietary interest in the Company through the purchase of shares of Class A common stock. Initially, the ESPP will not qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). From and after such date as the Compensation Committee, in its discretion, determines that the ESPP is able to satisfy the requirements under Section 423 of the Code and that it will operate the ESPP in accordance with such requirements, the ESPP will qualify as an “employee stock purchase plan” under Section 423 of the Code and the ESPP will be interpreted in a manner that is consistent with that intent.

There were 4,730,371 shares of Class A common stock initially available for issuance under the ESPP. The share pool will be increased on the first day of each fiscal year in an amount equal to the lesser of (i) 4,730,371 shares of Class A common stock and (ii) 1% of the aggregate number of shares of Class A common stock and Class B common stock outstanding (on a fully diluted basis) on the last day of the immediately preceding fiscal year. The first purchase under the ESPP was made on December 31, 2021. The ESPP was suspended following the purchase on December 30, 2022 due to the pending Merger, see Note 3 Pending Acquisition.

A summary of ESPP share reserve activity for the year ended December 31, 2022 is as follows:

	Shares	Weighted average price
Available for future purchases, beginning of year	4,567,246
Shares reserved for issuance (a)	2,418,470
Common stock purchased	(192,101)	$14.94
Available for future purchases, end of period	6,793,615

(a) On January 1, 2023, the number of shares reserved for issuance was increased by 2,513,321.

During the year ended December 31, 2022 and 2021, we recognized $0.5 million and $0.3 million, respectively, of equity-based compensation expense included in SG&A expense on the Consolidated Statements of Operations related to the ESPP. The amount of ESPP expense related to discontinued operations was $0.1 million and $0.1 million for the year ended December 31, 2022 and 2021, respectively.

LLC Incentive Units

Prior to the Reorganization Transactions, in accordance with the then outstanding LLC Agreement, the Board of Cure TopCo granted awards of Class B Common Units and Class C Common Units for the benefit of key employees and service providers. The Board and/or Compensation Committee of Cure TopCo approved equity-based awards with time-based and performance-based vesting criteria. Awards of Class B Common Units and Class C Common Units were intended to be profits interest units for federal income tax purposes. Awards with time-based vesting generally vest over time either on the grant date anniversary or on December 31 of each year. For those awards with performance-based vesting, the performance condition stipulates that in order for awards to vest, the total cash-on-

Notes to the Consolidated Financial Statements

cash return of the private equity owners as defined in the award agreement must exceed certain multiples set forth in the award agreement.

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

December 31, 2020
Expected volatility	41.6%
Expected dividend yield	—
Risk-free interest rate	1.3%
Expected life (years)	2.90

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

Notes to the Consolidated Financial Statements

A summary of Incentive Unit activity for the period presented is as follows:

	2022
	Incentive Units	Weighted Avg. Grant Date FMV
Outstanding at December 31, 2021	13,379,558	$2.89
Forfeited	(1,241,717)	$2.33
Exchanges to Class A common stock	(498,561)	$3.23
Outstanding at December 31, 2022	11,639,280	$2.94
As of December 31, 2022, 5,024,620 outstanding LLC units are unvested.
The total fair value on the amendment date for the March 2022 amended LLC Incentive Units as described above was based on the closing stock price on the amendment date of $14.19, resulting in total fair value of $50.7 million, of which we recorded $18.9 million and $0.6 million in equity-based compensation expense included in SG&A expense and service expense, respectively, on the Consolidated Statements of Operations during the year ended December 31, 2022. The portion of this amount related to discontinued operations was $0.5 million. There was no expense related to the amended LLC Incentive Units on the Consolidated Statements of Operations during the years ended December 31, 2021 and 2020.
The conversion of the outstanding profits interests as a result of the Reorganization Transactions did not result in any incremental expense as the fair value at the time of modification did not exceed the fair value of the previous award immediately prior to the modification. Accordingly, we continue to recognize the original grant date fair value of the Incentive Units. In addition to the expense noted above related to those awards amended in March 2022, during the year ended December 31, 2022, we recognized $4.6 million of equity-based compensation expense related to LLC Units included in SG&A expense on the Consolidated Statements of Operations. During the year ended December 31, 2021, we recognized $5.7 million and $0.1 million of equity-based compensation expense related to LLC Units included in SG&A expense and Service expense, respectively, on the Consolidated Statements of Operations. During the year ended December 31, 2020, we recognized $10.6 million and $(0.1) million of equity-based compensation expense related to LLC Units included in SG&A expense and Service expense, respectively, on the Consolidated Statements of Operations. The amount of equity-based compensation expense related to discontinued operations was $0.1 million, $0.1 million, and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, there was $28.7 million of total unrecognized compensation expense related to 3,656,696 unvested time-based Incentive Units expected to be recognized over a weighted average period of 0.6 years. Additionally, there was approximately $2.3 million of unrecognized compensation expense related to 1,367,924 Incentive Units with performance-based vesting, in which the vesting conditions were not probable of occurring as of December 31, 2022.
18.(Loss) Earnings Per Share

Basic earnings (loss) per share of continuing operations of Class A common stock is computed by dividing net income (loss) of continuing operations attributable to Signify Health by the weighted-average number of shares of Class A common stock outstanding during the period. Basic earnings (loss) per share of discontinued operations of Class A common stock is computed by dividing net income (loss) of discontinued operations attributable to Signify Health by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share of continuing operations of Class A common stock is computed by dividing net income (loss) of continuing operations attributable to Signify Health by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. Diluted earnings (loss) per share of discontinued operations of Class A common stock is computed by dividing net income (loss) of discontinued

Notes to the Consolidated Financial Statements

operations attributable to Signify Health by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted (loss) earnings per share of Class A common stock for the years ended December 31, 2022 and 2021. The basic and diluted (loss) earnings per share for the year ended December 31, 2021 only includes the period from February 12, 2021 to December 31, 2021, which represents the period wherein we had outstanding Class A common stock.

	Year ended December 31,
	2022	2021
	(in millions)
Net income (loss) from continuing operations	$(130.4)	$32.9
Discontinued operations, net of tax	(653.3)	(23.0)
Net (loss) income	(783.7)	9.9
Less: Net loss attributable to pre-Reorganization Transactions	—	(17.2)
Less: Net (loss) income attributable to the noncontrolling interest	(206.9)	7.4
Net (loss) income attributable to Signify Health, Inc.	(576.8)	19.7
Continuing operations attributable to Signify Health, Inc.	(97.6)	33.6
Discontinued operations attributable to Signify Health, Inc.	(479.2)	(13.9)

Weighted average shares of Class A common stock outstanding - Basic	176,293,666	168,662,126

Dilutive Shares:
Stock Options	—	3,324,779
RSUs	—	77,895
LLC Units	—	—
Total Dilutive shares	—	3,402,674
Weighted average shares of Class A common stock outstanding - Diluted	176,293,666	172,064,800

(Loss) earnings per share of Class A common stock - Basic:
Continuing operations	$(0.55)	$0.20
Discontinued operations	(2.72)	(0.08)
Net income (loss) per share	(3.27)	0.12
(Loss) earnings per share of Class A common stock - Diluted:
Continuing operations	$(0.55)	$0.19
Discontinued operations	(2.72)	(0.08)
Net income (loss) per share	(3.27)	0.11

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

Notes to the Consolidated Financial Statements

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

	Year ended December 31,
	2022	2021
Antidilutive Shares:
Stock Options	6,965,365	1,247,902
RSUs	2,970,874	522,765
LLC Units	57,582,759	56,838,744

Additionally, 977,247 stock options and 5,917,777 LLC units were excluded from the calculation of (loss) earnings per share for the year-ended December 31, 2021 as they were subject to performance vesting conditions, which were not probable of occurring as of December 31, 2021.
19.Transaction-related Expenses

During the year ended December 31, 2022, we incurred $23.8 million of transaction-related expenses primarily in connection with the pending Merger, the acquisition of Caravan Health as well as other corporate development activities, such as potential mergers and acquisitions, strategic investments and other similar activities. These transaction-related expenses primarily related to consulting, legal and other professional services expenses as well as certain employee compensation costs. In addition, transaction-related expenses include certain integration-related expenses following the acquisition of Caravan Health including employee compensation costs, consulting and other professional services fees.

For the year ended December 31, 2021, we incurred $5.2 million of transaction-related expenses related to expenses incurred in connection with corporate development activities, such as potential mergers and acquisitions, strategic investments and other similar activities. These transaction-related expenses related to consulting, compensation, and integration-type expenses. Additionally, for the year ended December 31, 2021, we incurred $4.7 million of costs in connection with our IPO.

For the year ended December 31, 2020, we incurred $6.4 million of transaction-related expenses related to expenses incurred in connection with corporate development activities, such as potential mergers and acquisitions, strategic investments and other similar activities. These transaction-related expenses related to consulting, compensation, and integration-type expenses. Additionally, for the year ended December 31, 2020 we incurred $5.0 million of costs in connection with our IPO.

Notes to the Consolidated Financial Statements

20.Restructuring Activities

On July 7, 2022, our Board approved a restructuring plan to wind down our former episodes of care business. This decision was made in light of retrospective trend calculations released by the Center for Medicare & Medicaid Innovation in June 2022 that lowered target prices for episodes in the BPCI-A program, and which we believed made the program unsustainable. The total cost of the restructuring plan was estimated to be approximately $25-$35 million and consist of severance and related employee costs, contract termination fees and professional service fees as well as facility closure costs. We recorded restructuring expenses of $23.2 million during the year ended December 31, 2022, of which $21.1 million related to and were included in the loss on discontinued operations, net of tax and $2.1 million was included as restructuring expenses on our Consolidated Statement of Operations. Total restructuring expenses for the year ended December 31, 2022 included $11.7 million for severance and related employee costs, $9.9 million in contract termination fees and $1.6 million for professional service fees. We also incurred approximately $1.0 million related to facility exit costs which are included in the loss on discontinued operations on our Consolidated Statement of Operations for the year ended December 31, 2022.

As of December 31, 2022, we had recorded $11.0 million in accrued restructuring expenses, $10.4 million included in current liabilities of discontinued operations and $0.6 million included in accounts payable and accrued expenses on the Consolidated Balance Sheets. The following table summarizes the approved restructuring activity for the year ended December 31, 2022:

	Severance and Related Employee Costs	Contract Termination Costs	Professional Service Costs	Total
Balance at December 31, 2021	$—	$—	$—	$—
2022 Charge	11.7	9.9	1.6	23.2
Non-cash adjustments	—	(0.1)	—	(0.1)
Payments made	(7.6)	(3.8)	(0.7)	(12.1)
Balance at December 31, 2022	$4.1	$6.0	$0.9	$11.0

The majority of the total restructuring plan actions was completed in 2022, with all direct Episodes of Care services costs being eliminated, as all our operations in the former episodes of care business ceased by December 31, 2022. However, we do expect additional restructuring expenses in the first half of 2023 for the remaining amount approved as we complete the overall re-alignment of cost structures throughout the continuing organization due to the exit of the episodes of care business.
21.Commitments and Contingencies

Letters of Credit

As of December 31, 2022, we had outstanding letters of credit totaling $12.2 million, including $3.0 million related to leased properties and $9.2 million in favor of CMS related to the discontinued Episodes of Care business. This letter of credit is required in the event of a negative outcome on certain episodes of care within the BPCI-A program and we do not settle the related amounts owed to CMS, and is expected to remain outstanding until the final reconciliations under the program are released. See Note 4 Discontinued Operations for further details. The total $12.2 million in outstanding letters of credit reduce the borrowing amount available to us under our Revolving Facility as of December 31, 2022. See Note 13 Long-Term Debt. The terms of BPCI-A also required that certain partners provide a related reciprocal letter of credit for the majority of the amount of our letter of credits. In February 2022, the entire $8.8 million of the reciprocal letters of credit were released as a result of collateral being available under the new credit agreement.

As of December 31, 2022, we also had an outstanding standby letter of credit collateralized by our assets totaling $0.4 million primarily related to estimated workers’ compensation obligations.

Notes to the Consolidated Financial Statements

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

Customer Equity Appreciation Rights

In December 2019, we entered into an EAR agreement with a customer, which contains the following provisions: (i) established certain revenue targets for the customer to meet with one of our wholly-owned indirect operating subsidiaries for the subsequent three years in accordance with specific terms and conditions and (ii) granted the customer a contingent EAR. The EAR agreement allowed for the customer to participate in the future growth in the fair market value of our equity and can only be settled in cash (or, under certain circumstances, in whole or in part with a replacement agreement that mimics the economics of the original EAR agreement) upon a change in control, other liquidity event, or upon approval of our Board with consent by New Mountain Capital with certain terms and conditions. The EAR will expire in 20 years from the date of grant, if not previously settled. The initial fair value of the EAR was recorded as a reduction of revenue as this represented consideration payable to a customer, and subsequent changes in fair value are being recorded as other income (expense), net. Although the initial EAR agreement was executed in December 2019, the service period did not begin until 2020 and, therefore, there was no impact on our results of operations until 2020. The grant date fair value of this EAR was estimated to be $15.2 million and was recorded as a reduction of revenue through December 31, 2022, coinciding with the three years performance period.

Effective September 2020, we entered into a second EAR agreement with the same customer, containing similar provisions to the EAR agreement entered into in December 2019. We concurrently entered into an amended customer contract which included incremental IHE volume from the customer beginning in 2020. The grant date fair value of this EAR was estimated to be $36.6 million was recorded as a reduction of revenue through December 31, 2022, coinciding with the 2.5 years performance period.

As of December 31, 2022, the full value of the original grant date fair value has been recognized related to the original customer EAR agreements, which was recorded as a reduction of revenue from grant date through the end of 2022. We remeasure the fair value of the outstanding EAR agreements at the end of each reporting period and record any changes in fair value to other expense (income), net in our Consolidated Statement of Operations. See Note 14 Fair Value Measurements for changes in estimated fair value and valuation techniques used to estimate the EAR.

On December 31, 2021, we entered into an amendment of the December 2019 EAR and the September 2020 EAR (collectively, the “EAR Amendments”). The EAR Amendments provide, among other things, that the customer may exercise any unexercised, vested and non-forfeited portion of each EAR upon the sale of our Class A common stock by New Mountain Capital, our sponsor, subject to certain terms and conditions. These terms and conditions include, among others, that the customer has met its revenue targets under each EAR for 2022 and that New Mountain Capital has sold our Class A common stock above a certain threshold as set forth in each amendment. We have the option to settle any portion of the EARs so exercised in cash or in Class A common stock, provided that the aggregate amount of any cash payments do not exceed $25.0 million in any calendar quarter (with any amounts exceeding $25.0 million to be paid in the following quarter or quarters). The EAR Amendments did not result in any incremental expense as the fair value at the time of modification did not exceed the fair value of the original December 2019 EAR and September 2020 EAR immediately prior to the modification. Accordingly, we continued to recognize the original grant date fair value of the 2019 EAR and 2020 EAR awards as a reduction to revenue.

In December 2021, we and our customer agreed to extend our existing commercial arrangements through the middle of 2026 and established targets for the minimum number of IHEs to be performed on behalf of the customer each year (the “Volume Targets”). We also entered into a letter agreement (the “EAR Letter Agreement”) with the customer that provides that, in the event of a change in control of the Company or certain other corporate transactions, and subject to achievement of the Volume Targets, if the aggregate amount paid under the EARs prior

Notes to the Consolidated Financial Statements

to and in connection with such event (the “Aggregate EAR Value”) is less than $118.5 million, then the customer will be paid the difference between $118.5 million and the Aggregate EAR Value. The EAR Letter Agreement is a separate equity value-linked instrument, independent from the original EARs. The grant date fair value was determined based on an option pricing model. Similar to the original EARs, we will record the initial grant date fair value as a reduction to revenue over the performance period, beginning in 2022. Estimated changes in fair market value are recorded each accounting period based on management’s current assumptions related to the underlying valuation approaches as other (income) expense, net on the Consolidated Statement of Operations. See Note 14 Fair Value Measurements for changes in estimated fair value and valuation techniques used to estimate the fair value of the EAR Letter Agreement. The grant date fair value of the EAR Letter Agreement was estimated to be $76.2 million and will be recorded as a reduction of revenue through June 30, 2026, coinciding with the service period. As of December 31, 2022, there was approximately $69.9 million of original grant date fair value unrecognized related to the EAR Letter Agreement, which we expect to record as a reduction of revenue as follows:

2023	$20.0
2024	20.0
2025	19.9
2026	10.0
Total	$69.9

Based on the acquisition value of the pending Merger and our current stock price, the value of the outstanding EAR agreements exceeds the minimum value established in the EAR Letter Agreement and therefore we expect the remaining grant date fair value reduction to revenue will be offset each period by a corresponding amount in other income.

As of December 31, 2022, the full value of the EARs have been earned. Due to the change in control and liquidity provisions of each EAR, the customer EARs are classified as current liabilities on the Consolidated Balance Sheets, as cash settlement of the EARs is expected to occur following the close of the pending Merger and will be paid based on the $30.50 per share defined in the Merger Agreement.

Synthetic Equity Plan

On February 14, 2020, our Board adopted a Synthetic Equity Plan (“SEP”) that provided for cash payments upon the satisfaction of certain criteria. The synthetic equity units granted under the SEP were subject to time and performance vesting and were to be paid upon a change in control (as defined in the SEP) based upon the difference in the value of the Company at the time of the change in control event and a "floor amount". Since the vesting criteria were not probable of occurring as of December 31, 2020, we had not recognized any compensation expense related to these awards for the year ended December 31, 2020.

In connection with our IPO in February 2021, the Synthetic Equity Plan (“SEP”) was amended to, among other things, remove the change in control payment condition and provide for cash settlement upon each vesting event based on a 30 trading day volume weighted average price of our Class A common shares. Prior to this amendment, the vesting criteria were not probable of occurring and we had not recognized any compensation expense related to these awards. Concurrent with the February 2021 amendment, we began to record compensation expense and a current liability beginning in the first quarter of 2021 related to outstanding synthetic equity awards (“SEUs”) subject to time-based vesting. The liability and expense are adjusted each reporting period based upon actual cash settlements and the underlying value of our Class A common stock. The SEU liability is included in accounts payable and accrued expenses on our Consolidated Balance Sheet. We had not recorded any expense related to the outstanding SEUs subject to performance-based vesting as the vesting criteria were not probable of occurring as of December 31, 2021. Most of the outstanding SEUs subject to performance-based vesting were amended in March 2022, to add a time-based vesting component and therefore, we began recognizing compensation expense related to these outstanding SEUs over the amended service period.

As of December 31, 2022, 82,883 SEUs were subject to time-based vesting.

Notes to the Consolidated Financial Statements

The following table summarizes the change in the SEU liability:

	Year ended December 31,
	2022	2021
	(in millions)
Balance at beginning of period	$0.2	$—
SEU expense included in service expense	0.1	0.6
SEU expense included in SG&A expense	0.9	1.1
Cash payments	(0.4)	(1.5)
Balance at end of period	$0.8	$0.2

Approximately $0.2 million and $0.4 million of total SEU expense recognized during the years ended December 31, 2022 and 2021, respectively, relates to the discontinued operations.

Contingent Consideration

As of December 31, 2022, we did not have a liability associated with contingent consideration on our Consolidated Balance Sheets related to potential payments due upon the completion of certain performance targets in connection with our acquisition of Caravan Health in March 2022. See Note 5 Business Combinations. If contingent milestones are achieved under the terms of the Caravan Health Merger Agreement, we would be obligated to make any payments due during the second half of 2023. However, based upon the 2022 estimated revenue recorded as of December 31, 2022 related to Caravan Health, we do not believe the contingent milestones were achieved. Final determination is made based upon the 2022 final reconciliation expected to be received from CMS in the second half of 2023.

Government Grants/Assistance

In December 2022, Ireland’s Foreign Direct Investment Agency (“IDA”) approved a grant of €6.4 million or 10.75% towards the cost of eligible expenditure estimated at €59.7 million. The conditions attached to approval of the grant include our submission of satisfactory technical reports on the progress of the project towards agreed milestones with each grant claim. As of December 31, 2022, no grants have been received under this program. We will recognize these grants in the period that the grants are received, as this is when there is reasonable assurance that we have complied with the grant conditions. The grants will be recorded as a reduction of the related SG&A expense on our Consolidated Statement of Operations. In addition, there is a tax credit of 25% applicable to the full amount of qualifying expenditure incurred by us in Ireland. This credit is in addition to a 12.5% business income deduction available for our qualifying expenditures in Ireland thereby resulting in an effective corporation tax benefit of 37.5%.

Effective November 1, 2021, we entered into the Quality Jobs Program through the state of Oklahoma to be eligible to earn a maximum of $5.0 million for reimbursement of payroll expenses incurred for hiring new employees in the area. The agreement has a term of 10 years. The amount of incentive to be paid to us will be equal to a percentage of the gross taxable payroll of eligible jobs in Oklahoma. Conditions to receive the grant include (i) at least 80% of the new jobs must be filled by employees working 30 hours or more per week, (ii) basic health plans must be offered by Signify to the employees, (iii) employees must be Oklahoma state residents and tax payers, (iv) Signify must pay the employees a certain average annual wage, and (v) Signify will be required to pay back all incentive payments received if we no longer have business operations in Oklahoma within 3 years after the beginning of the quarter for which the first incentive payment claim is filed. As of December 31, 2022, no grants have been received under this program. We will recognize these grants in the period that the grants are received, as this is when there is reasonable assurance that we have complied with the grant conditions. The grants will be recorded as a reduction of the related SG&A expense on our Consolidated Statement of Operations.

Effective December 21, 2021, we entered into the Strategic Incentive Program with the city of Oklahoma City to be eligible to earn $0.4 million for reimbursement of payroll expenses incurred for hiring new employees in the area.

Notes to the Consolidated Financial Statements

The agreement has a term of 7 years. The amount of incentive to be paid to us each fiscal year as defined by the agreement is based on a dollar amount per each qualifying full-time employee claimed by Signify. Conditions to receive the incentive include (i) incurring a certain amount of capital expenditures during the first two fiscal years, (ii) meeting an annual minimum average annual salary, (iii) paying a specified portion of employees’ health insurance costs, (iv) achieving a 10% increase in the number of qualifying full-time employees for periods of two consecutive years until reaching a certain number of employees, and (v) maintaining 80% of the qualifying full-time employee positions for one year following the date of final payment of the incentive. If we fail to maintain 80% of the final incentivized employment level for the one-year period following the final payment, we may owe liquidated damages. As of December 31, 2022, no grants have been received by us under this program. We will recognize these grants in the period that the grants are received, as this is when there is reasonable assurance that we have complied with the grant conditions. The grants will be recorded as a reduction of the related SG&A expense on our Consolidated Statement of Operations.

The Francis Tuttle Training for Industry Program (“TIP”) commenced in the first quarter of 2022, where we will be reimbursed for expenses used to train employees that are based in Oklahoma. The total TIP grant is estimated to be $0.3 million paid out quarterly over two years. As of December 31, 2022, we received $0.1 million of grants under this program, which are recorded as a reduction of the related SG&A expense on our Consolidated Statement of Operations for the year ended December 31, 2022.
22.Income Taxes

We are organized as a C Corporation and own a controlling interest in Cure TopCo which is organized as a partnership for tax purposes. In addition, Cure TopCo wholly owns C Corporations, and other C Corporations are consolidated for GAAP purposes pursuant to the variable interest entity rules, see Note 5 Business Combinations and Note 6 Variable Interest Entities. For partnership and disregarded entities, taxable income and the resulting liabilities are allocated among the owners of the entities and reported on the tax filings for those owners. We record income tax (benefit) expense, deferred tax assets, and deferred tax liabilities only for the items for which we are responsible for making payments directly to the relevant tax authority.

Components of (loss) income from continuing operations before income taxes are as follows:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Domestic	$(136.8)	$46.6	$(38.7)
Foreign	0.2	—	—
Total (loss) income from continuing operations before income taxes	$(136.6)	$46.6	$(38.7)

Notes to the Consolidated Financial Statements

The provision for income tax (benefit) expense consists of the following:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Current tax provision
Federal	$18.3	$10.9	$—
State	6.1	3.1	0.9
Total current provision	24.4	14.0	0.9

Deferred tax provision
Federal	(24.6)	—	—
State	(6.0)	(0.3)	—
Total deferred (benefit)	(30.6)	(0.3)	—

Total continuing operations provision	$(6.2)	$13.7	$0.9

The continuing operations effective tax rates for the years ended December 31, 2022 and 2021 were 4.6% and 29.6%, respectively. We were not subject to Corporation tax in periods prior to the reorganization. The effective tax rate for 2022 was 4.6% which is lower than the U.S. federal statutory tax rate of 21% primarily due to a change in valuation allowance and the impact of non-controlling interest. The effective tax rate for 2021 was 29.6%, which is higher than the U.S. federal statutory tax rate of 21% primarily due to unrealizable net operating losses which require a valuation allowance and the impact of state taxes. Income tax expense (benefit) for continuing operations differs from the amounts computed by applying the U.S. federal statutory income tax rate of 21% to income (loss) before income taxes as follows:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Tax at U.S. federal statutory rate	$(28.7)	$9.8	$—
State taxes, net of federal benefit	(2.7)	1.8	0.9
Stock-based compensation	(0.1)	—	—
Non-deductible expenses	1.6	0.6	—
Remeasurement of TRA liability	—	(0.8)	—
Noncontrolling interest	6.0	(0.5)	—
Valuation allowance	18.2	2.8	—
Other	(0.5)	—	—
Income tax (benefit) expense	$(6.2)	$13.7	$0.9

Notes to the Consolidated Financial Statements

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
	(in millions)
Deferred tax assets:
Investment in partnership	$104.1	$36.7
Section 163(j) interest expense	2.9	—
Net operating losses	19.8	5.0
Stock-based compensation	3.6	1.8
Research and development credit	0.6	—
Intangible assets	0.6	—
Other	1.0	—
Deferred tax assets, gross	132.6	43.5
Valuation allowance	(25.3)	(4.0)
Total deferred tax assets, net	107.3	39.5

Deferred tax liabilities:
Intangible assets	20.9	0.7
Total deferred tax liabilities	20.9	0.7

Net deferred tax assets (liabilities)	$86.4	$38.8

As of December 31, 2022, we had a valuation allowance of $25.3 million to reduce our deferred tax assets to an amount more likely than not to be realized. This valuation allowance is recorded on the component of our net deferred tax assets, the net deferred tax assets of the VIE entities and the net deferred tax assets of lower tier C Corporations. This valuation allowance relates to federal and state net operating losses and the capital loss component of the investment in partnership deferred tax asset. In evaluating our ability to realize the deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Management also considers the projected reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon this assessment, management believes it is more likely than not that we will realize the benefits of these deductible differences, net of valuation allowance.

Our federal net operating losses (“NOLs”) have an indefinite carryforward period. Our state NOLs will begin to expire in 2030. The majority of the NOLs related to our current year operations. The remaining amounts relate to our VIE entities and the lower tier C Corporations.

Our Research and Development (“R&D”) carryforward will begin to expire in 2040. The R&D credit relates to our lower tier C Corporation.

As of December 31, 2022, the liability for income taxes associated with uncertain tax positions was $0.1 million, which if recognized, would affect our effective tax rate. The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits (which excludes federal benefits of state taxes, interest, and penalties):

Notes to the Consolidated Financial Statements

	Year ended December 31,
	2022	2021	2020
	(in millions)
Balance at beginning of period	$0.1	$—	$—
Additions based on tax positions related to prior years	0.1	0.1	—
Settlements	(0.1)	—	—
Balance at ending of period	$0.1	$0.1	$—

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2022 and 2021, there were no interest or penalties related to unrecognized tax benefits.

Based upon the expiration of statutes of limitations and possible settlements in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits would remain the same within twelve months after the year ended December 31, 2022.

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

As of December 31, 2022, we had a liability of $59.1 million related to the projected obligations under the TRA. TRA related liabilities are classified as current or noncurrent based on the expected date of payment. As of December 31, 2022, there was $5.1 million due within 12 months and is included within current liabilities on our Consolidated Balance Sheet. During the year ended December 31, 2022, we recorded a $2.8 million increase in the TRA liability.

As of December 31, 2021, we had a liability of $56.3 million related to the projected obligations under the TRA. During the year ended December 31, 2021, we recorded an increase in the TRA liability of $5.0 million due to exchanges of LLC units offset by remeasurement of the initial IPO amounts, which created an increase in deferred tax assets. As of December 31, 2021, there were no amounts due within 12 months and therefore the entire liability was included in Tax receivable agreement liability within noncurrent liabilities on our Consolidated Balance Sheet.

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

Notes to the Consolidated Financial Statements

We are dependent on a concentrated number of payors with whom we contract to provide IHEs and other services. A significant portion of revenues are generated from a small number of customers. Our largest customers accounted for the following percentages of total net revenue:

	Year ended December 31,
	2022	2021	2020
Customer A	34%	31%	34%
Customer B	27%	27%	22%
Customer C	*	13%	17%
*Revenue from this customer was less than 10% of total net revenue during the period noted.

In addition, the revenue from our top ten customers accounted for approximately 88% of our total revenue for the year ended December 31, 2022.

As of December 31, 2022, we had three customers which accounted for approximately 26%, 14% and 12%, respectively. of gross accounts receivable. As of December 31, 2021, we had three customers which accounted for approximately 25%, 16% and 22%, respectively, of gross accounts receivable.
24.Selected Quarterly Financial Data (unaudited)

Our quarterly results of operations, including our revenue, income (loss) from operations, net income (loss) and cash flows, have varied and may vary significantly in the future; therefore, period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our interim results should not be relied upon as an indication of future performance.

The following table summarizes our unaudited quarterly results for the last two years:

Notes to the Consolidated Financial Statements

Year ended December 31, 2022	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue (1)(2)	$190.2	$224.1	$207.5	$183.7	$805.5
Income from continuing operations	22.7	26.0	21.6	9.5	79.8
Net (loss) income from continuing operations (3)	(8.0)	11.1	(124.3)	(9.2)	(130.4)
Earnings (loss) from continuing operations per share of Class A common stock - Basic	(0.03)	—	(0.48)	(0.04)	(0.55)
Earnings (loss) from continuing operations per share of Class A common stock - Diluted	(0.03)	—	(0.48)	(0.04)	(0.55)

Year ended December 31, 2021	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue (1)	$152.4	$175.4	$169.1	$156.2	$653.1
Income from continuing operations	8.1	26.5	19.3	22.2	76.1
Net (loss) income from continuing operations (3)	(47.8)	0.6	25.1	55.0	32.9
Earnings (loss) from continuing operations per share of Class A common stock - Basic (4)	(0.13)	—	0.09	0.24	0.20
Earnings (loss) from continuing operations per share of Class A common stock - Diluted (4)	(0.13)	—	0.09	0.24	0.19

(1)    Historically, there has been a seasonal pattern to our revenue with regards to our IHE services with revenues in the fourth quarter of each calendar year generally lower than the other quarters due to fewer IHEs scheduled in the fourth quarter. Revenue beginning in the first quarter of 2022 includes the impact of the services acquired through our Caravan Health acquisition in March 2022.
(2)    During the third quarter of 2022, we recorded a $5.7 million reduction to value-based care services revenue as we reduced our estimates of shared savings for the 2022 plan year based on new information received from CMS. See Note 7 Revenue Recognition.
(3) Net (loss) income from continuing operations includes $28.9 million expense, $26.9 million in income, $182.7 million expense and $17.4 million expense related to the remeasurement of the outstanding EARs in each of the first, second, third and fourth quarters of 2022, respectively. Net (loss) income from continuing operations includes $56.8 million expense, $14.5 million expense, $27.3 million in income and $36.7 million in income related to the remeasurement of the outstanding EARs in each of the first, second, third and fourth quarters of 2021, respectively.
(4) Basic and diluted earnings (loss) from continuing operations per share of Class A common stock is applicable only for the periods subsequent to February 12, 2021, which is the period following the IPO and related Reorganization Transactions.

25.Employee Benefit Arrangements

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

Notes to the Consolidated Financial Statements

For the year ended December 31, 2022, we recorded total contribution expense of $3.8 million, of which $1.8 million is included in service expense and $2.0 million is included in SG&A expense on the Consolidated Statements of Operations. For the year ended December 31, 2021, we recorded total contribution expense of $2.6 million, of which $1.3 million is included in service expense and $1.3 million is included in SG&A expense on the Consolidated Statements of Operations. For the year ended December 31, 2020, we recorded total contribution expense of $2.3 million, of which $1.1 million is included in service expense and $1.2 million is included in SG&A expense on the Consolidated Statements of Operations. For the years ended December 31, 2022, 2021 and 2020, we recorded $1.4 million, $1.8 million and $1.3 million, respectively, of total contribution expense related to discontinued operations.
26.Related Party Transactions

In connection with our initial public offering and related reorganization transactions, we entered into several agreements with various parties including Cure TopCo, New Mountain Capital and its affiliates, certain members of management and other shareholders. These include the Reorganization Agreement, the Cure TopCo Amended LLC Agreement, the TRA, the Registration Rights Agreement and the Stockholders' Agreement. See Note 1 Nature of Operations for further details on the Reorganization Transactions. See Note 15 Shareholders' Equity for additional information on the Cure TopCo, LLC Recapitalization. See Note 22 Income Taxes and Note 3 Pending Acquisition for additional information on the TRA.

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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial and Administrative Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance to our management and the Board regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Our management, under the supervision and with the participation of our Chief Executive Officer and President, Chief Financial and Administrative Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Under guidelines established by the SEC, companies are permitted to exclude an acquired business from their assessment of internal control over financial reporting for the twelve months subsequent to the acquisition. Accordingly, management elected to exclude Caravan Health, which was acquired on March 1, 2022, from its assessment of internal control over financial reporting as of December 31, 2022. Caravan Health represented approximately 3% of our consolidated total assets (the calculation excludes the goodwill and intangible assets of those acquired entities as the goodwill and intangible assets were subject to management’s assessment of internal control over financial reporting) and approximately 4% of total revenues as of and for the year ended December 31, 2022, respectively.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2022. Deloitte & Touche LLP has issued their report, which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except for the former Episodes of Care Wind-down segment, which is now classified as Discontinued Operations. Internal controls over financial reporting for Discontinued Operations are no longer applicable to the Signify business except for monitoring controls over remaining Discontinued Operations balance sheet accounts.
Item 9B. Other Information.

None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference. We will file the Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2022.
Item 11. Executive Compensation.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference. We will file the Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference. We will file the Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference. We will file the Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2022.
Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference. We will file the Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2022.

PART IV
Item 15. Exhibit and Financial Statement Schedules.
Signify Health, Inc.
Schedule I - Condensed Financial Information of Registrant
Parent Company Balance Sheets
(in millions, except share amounts)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$0.1	$0.7
Other current assets	14.8	2.6
Total current assets	14.9	3.3

Investment in subsidiary	758.4	1,508.2
Deferred tax assets	106.0	38.8
Other assets	0.6	0.6
Total assets	$879.9	$1,550.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued expenses	$0.1	$1.6
Current tax receivable agreement liability	5.1	—
Total current liabilities	5.2	1.6

Tax receivable agreement liability	54.0	56.3
Other noncurrent liabilities	0.1	0.1
Total liabilities	59.3	58.0

Class A common stock, par value $0.01 (178,788,530 and 170,987,365 issued and outstanding at December 31, 2022 and December 31, 2021, respectively)	1.8	1.7
Class B common stock, par value $0.01 (57,582,759 and 56,838,744 issued and outstanding at December 31, 2022 and December 31, 2021, respectively)	0.6	0.6
Additional paid-in capital	1,182.5	1,101.3
(Accumulated deficit) Retained earnings	(557.5)	19.7
Contingently redeemable noncontrolling interest	193.2	369.6
Total stockholders' equity	820.6	1,492.9

Total liabilities and stockholders' equity	$879.9	$1,550.9

Signify Health, Inc.
Schedule I - Condensed Financial Information of Registrant
Parent Company Statements of Income
(in millions, except share amounts)

	December 31,	December 31,
	2022	2021
Operating expenses
Selling, general and administrative expense	$2.6	$2.3
Transaction-related expenses	0.7	—
Total operating expenses	3.3	2.3

Loss from operations	(3.3)	(2.3)

Other (income) expense:
Equity in income of subsidiaries	637.9	(23.6)
Other (income) expense	—	(4.0)
Other (income) expense, net	637.9	(27.6)

(Loss) income before income taxes	(641.2)	25.3
Income tax (benefit) expense	(64.4)	5.6
Net (loss) income	$(576.8)	$19.7

Signify Health, Inc.
Schedule I - Condensed Financial Information of Registrant
Parent Company Statements of Cash Flows
(in millions, except share amounts)

	Year ended December 31,
	2022	2021
Operating activities
Net (loss) income	$(576.8)	$19.7
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of subsidiaries	637.9	(23.6)
Equity-based compensation	1.8	1.7
Deferred income taxes	(64.6)	(1.1)
TRA liability adjustment	—	(4.0)
Changes in operating assets and liabilities	1.1	8.0
Net cash (used in) provided by operating activities	(0.6)	0.7

Investing activities
Investment in subsidiaries	(11.7)	(610.4)
Net cash used in investing activities	(11.7)	(610.4)

Financing activities
Proceeds from IPO, net	—	604.5
Proceeds related to the issuance of common stock under stock plans	11.7	5.9
Net cash provided by financing activities	11.7	610.4

(Decrease) increase in cash, cash equivalents and restricted cash	(0.6)	0.7
Cash, cash equivalents and restricted cash - beginning of period	0.7	—
Cash, cash equivalents and restricted cash - end of period	$0.1	$0.7

Supplemental disclosures of cash flow information
Noncash transactions
Assumption of liabilities from New Remedy Corp	$—	$26.0
Issuance of common stock related to acquisition	60.0	—
Items arising from LLC interest ownership exchanges:
Establishment of liabilities under tax receivable agreement	2.8	5.0
Deferred tax asset	2.5	9.4

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

Pursuant to the terms of the Restated Credit Agreement discussed in Note 13 of the Notes to the Signify Health, Inc. Consolidated Financial Statements, Signify Health, LLC and certain of its subsidiaries have restrictions on their ability to, among other things, incur additional indebtedness, pay dividends or make certain intercompany loans and advances. Due to these qualitative restrictions, substantially all of the assets of Signify Health, Inc.’s subsidiaries are restricted. As a result of these restrictions, these parent company financial statements have been prepared in accordance with Rule 12-04 of Regulation S-X, as restricted net assets of the Company's subsidiaries (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the Company's consolidated net assets as of December 31, 2022. The Company is a holding company without any operations of its own. These condensed financial statements have been prepared on a "parent-only" basis. Under a parent-only presentation, the Parent Company's investments in subsidiaries are presented under the equity method of accounting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Stock-based compensation expense associated with equity incentive awards issued by the Parent Company and the related tax effects are recorded at the subsidiary level where the employees provide the services. The accompanying condensed financial information should be read in conjunction with the Signify Health, Inc. Consolidated Financial Statements and related Notes thereto.
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

Holders of shares of Class A common stock are entitled to receive dividends when and if declared by the Board of Directors (“Board”) out of funds legally available, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock.

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
3.Equity-Based Compensation
2021 Long-Term Incentive Plan

RSUs provide participants the right to receive Class A common stock subject to vesting requirements, restrictions and conditions to payment. Such requirements may be based on the continued service for a specified time period. Under the terms of the 2021 LTIP, RSUs have a grant date fair value equal to the closing price of our Class A common stock on the grant date. The RSUs issued to members of our Board vest over their one-year annual service period. We began issuing RSUs upon adoption of the 2021 LTIP in connection with our IPO. During the year ended December 31, 2022, we issued 139,184 RSUs with a weighted average grant date fair value of $13.33. We recognized $1.8 million and $1.7 million of equity-based compensation expense included in SG&A expense on the Consolidated Statements of Operations during the years ended December 31, 2022 or 2021, respectively.

Financial Statement Schedules

Schedule II - Valuation and Qualifying Account
(in millions)

		Additions	Deductions
Description	Balance at Beginning of Period	Charges to Operations	Write-offs	Balance at End of Period
Year Ended December 31, 2022
Allowance for doubtful accounts	$7.6	1.2	—	$8.8
Year Ended December 31, 2021
Allowance for doubtful accounts	$4.9	3.2	(0.5)	$7.6
Year Ended December 31, 2020
Allowance for doubtful accounts	$4.2	2.9	(2.2)	$4.9

Exhibits

The exhibits listed in the index below are filed or incorporated by reference as a part of this Annual Report on Form 10-K.

2.1
Agreement and Plan of Merger, dated as of September 2, 2022, by and among CVS Pharmacy, Inc., Noah Merger Sub, Inc. and Signify Health, Inc. (incorporated herein by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2022)

2.2
Agreement and Plan of Merger, dated as of February 9, 2022, by and among Signify Health, Inc., Carbon Acquisition Corporation, Caravan Health, Inc. and Shareholder Representative Services LLC. (incorporated herein by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2022)

3.1
Amended and Restated Certificate of Incorporation of Signify Health, Inc. (incorporated herein by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2021)

3.2
Amended and Restated Bylaws of Signify Health, Inc. (incorporated herein by reference to Exhibit 3.2 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2021)

4.1
Description of Securities (incorporated herein by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 25, 2021)

10.1
Registration Rights Agreement, dated February 12, 2021, by and among Signify Health, Inc. and the other persons and entities party thereto (incorporated herein by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2021)

10.2
Stockholders Agreement, dated February 12, 2021, by and among Signify Health, Inc. and New Mountain Partners V (AIV-C), LP (incorporated herein by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2021)

10.3
Third Amended and Restated Limited Liability Company Agreement of Cure TopCo, LLC, dated as of February 12, 2021, by and among Signify Health, Inc., Cure TopCo, LLC and the other persons and entities party thereto (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2021)

10.4
Reorganization Agreement, dated as of February 12, 2021, by and among Signify Health, Inc., Cure TopCo, LLC and the other persons and entities party thereto (incorporated herein by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commissions on March 25, 2021)

10.5
Tax Receivable Agreement, dated February 12, 2021, by and among Signify Health, Inc. and the other persons and entities party thereto (incorporated herein by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 25, 2021

10.6
Tax Receivable Agreement and LLC Agreement Amendment, dated as of September 2, 2022, by and among Signify Health, Inc., Cure Topco, LLC, Cure Aggregator, LLC and New Mountain Partners V (AIV-C), L.P. (incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2022)

10.7
Signify Health, Inc. 2021 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 of the registrant’s Registration Statement on Form S-8 (Registration No. 333-253115) filed with the Securities and Exchange Commission on February 16, 2021)

10.8
Signify Health, Inc. Amended and Restated 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 of the registrant’s Registration Statement on Form S-8 (Registration No. 333-253115) filed with the Securities and Exchange Commission on February 16, 2021)

10.9
Form of Signify Health, Inc. Amended and Restated Notice of Substitute of Non-Statutory Stock Option Grant (2019 Plan Performance-Based) (incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed with the Securities and Exchange Commission on May 5, 2022)

10.10
Form of Amended and Restated Incentive Unit Agreement (incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed with the Securities and Exchange Commission on May 5, 2022)

10.11
Amended and Restated Incentive Unit Agreement between Cure TopCo, LLC, Cure Aggregator, LLC and Bradford Kyle Armbrester (time- and performance-vesting), dated March 7, 2022 (incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed with the Securities and Exchange Commission on May 5, 2022)

10.12
Amended and Restated Incentive Unit Agreement between Cure TopCo, LLC, Cure Aggregator, LLC and Peter Boumenot (time- and performance-vesting), dated March 7, 2022 (incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed with the Securities and Exchange Commission on May 5, 2022)

10.13
Amended and Restated Incentive Unit Agreement between Cure TopCo, LLC, Cure Aggregator, LLC and Peter Boumenot (time- and performance-vesting), dated March 7, 2022 (incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed with the Securities and Exchange Commission on May 5, 2022)

10.14
Amended and Restated Incentive Unit Agreement between Cure TopCo, LLC, Cure Aggregator, LLC and Josh Builder (time- and performance-vesting), dated March 7, 2022 (incorporated herein by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed with the Securities and Exchange Commission on May 5, 2022)

10.15
Signify Health, Inc. Executive Severance Plan (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2022)

10.16
Employment Agreement between Chloe Ox Holdings, LLC and Bradford Kyle Armbrester, entered into as of April 23, 2018 (incorporated herein by reference to Exhibit 10.16 of the registrant's Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.17
Employment Agreement between Remedy BPCI Partners, LLC and Steve Senneff, dated February 4, 2019 (incorporated herein by reference to Exhibit 10.18 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.18
Board of Managers Appointment Agreement between Chloe Ox Holdings, LLC and Brandon Hull, dated February 9, 2018 (incorporated herein by reference to Exhibit 10.21 of the registrant's Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.19
Letter Agreement between Cure TopCo, LLC and Taj Clayton, dated June 28, 2020 (incorporated herein by reference to Exhibit 10.22 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.20
Letter Agreement between Cure TopCo, LLC, Cure Aggregator, LLC and Vivian Riefberg, dated December 22, 2019 (incorporated herein by reference to Exhibit 10.23 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.21
Form of Director and Executive Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.25 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on February 2, 2021)

10.22
Equity Appreciation Fee Right Agreement dated December  20, 2019 by and between Cure TopCo, LLC and Collaborative Care Holdings, LLC (incorporated herein by reference to Exhibit 10.32 of the registrant's Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.23
2020 Equity Appreciation Fee Right Agreement dated September  28, 2020 by and between Cure TopCo, LLC and Collaborative Care Holdings, LLC (incorporated herein by reference to Exhibit 10.33 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.24
Amendment No. 1 dated December 31, 2021 to the Equity Appreciation Fee Right Agreement dated December 20, 2019 by and between Cure TopCo, LLC and Collaborative Care Holdings, LLC (incorporated herein by reference to Exhibit 10.27 to our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 3, 2022)

10.25
Amendment No. 1 dated December 31, 2021 to the Equity Appreciation Fee Right Agreement dated December 20, 2019 by and between Cure TopCo, LLC and Collaborative Care Holdings, LLC (incorporated herein by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 3, 2022)

10.26
Letter Agreement dated December 31, 2021 by and between Cure TopCo, LLC and Collaborative Care Holdings LLC (incorporated herein by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 3, 2022)

10.27
Amended and Restated Stockholders’ Agreement by and among New Remedy Corp., Remedy Acquisition, L.P. and the Other Stockholders (as defined therein), dated November 26, 2019 (incorporated herein by reference to Exhibit 10.35 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on January 19, 2021)

10.28
Signify Health, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.37 of the registrant’s Registration Statement on Form S-8 (Registration No. 333-253115) filed with the Securities and Exchange Commission on February 16, 2021)

10.29
Signify Health, Inc. Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.38 of the registrant’s Registration Statement on Form S-1 (Registration No. 333-252231) filed with the Securities and Exchange Commission on February 2, 2021)

10.30
Form of Signify Health, Inc. Restricted Stock Unit Award Agreement under the 2021 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed with the Securities and Exchange Commission on May 5, 2022)

10.31
Form of Signify Health, Inc. Non-Qualified Stock Option Award Agreement under the 2021 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed with the Securities and Exchange Commission on May 5, 2022)

10.32
Credit Agreement dated as of June 22, 2021, among Cure Intermediate 3, LLC, Signify Health, LLC, the other guarantors party thereto, the financial institutions party thereto and Barclays Bank PLC, as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.1 to our Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2021)

10.33
Form of Support Agreement, by and among Signify Health, Inc. and certain shareholders of Caravan Health, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2022)

10.34*	Form of Signify Health, Inc. Restricted Stock Unit Award Agreement (2 Year Accelerated Vesting)

21.1*	List of subsidiaries

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101*
The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Members’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

104*	Cover Page Interactive Data File – The cover page from this Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in iXBRL (included as Exhibit 101)

*    Filed or furnished herewith
Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNIFY HEALTH, INC.

Date: February 27, 2023	By:	/s/ Kyle Armbrester
Kyle Armbrester
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew S. Holt	Chairman	February 27, 2023
Matthew S. Holt

/s/ Kyle Armbrester	Chief Executive Officer and Director (principal executive officer)	February 27, 2023
Kyle Armbrester

/s/ Steven Senneff	President, Chief Financial and Administrative Officer (principal financial officer)	February 27, 2023
Steven Senneff

/s/ Laurence Orton	Chief Accounting Officer (principal accounting officer)	February 27, 2023
Laurence Orton

/s/ Taj J. Clayton	Director	February 27, 2023
Taj J. Clayton

/s/ Heather Dixon	Director	February 27, 2023
Heather Dixon

/s/ Arnold Goldberg	Director	February 27, 2023
Arnold Goldberg

/s/ Brandon H. Hull	Director	February 27, 2023
Brandon H. Hull

/s/ Kevin M. McNamara	Director	February 27, 2023
Kevin M. McNamara

/s/ Albert A. Notini	Director	February 27, 2023
Albert A. Notini

/s/ Kyle B. Peterson	Director	February 27, 2023
Kyle B. Peterson

/s/ Vivian E. Riefberg	Director	February 27, 2023
Vivian E. Riefberg